Form 10-K
period 1997-12-31
GENE LOGIC INC
filed 1998-03-31
CIK 1043914

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 0-23317

                                  GENE LOGIC INC.
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           06-1411336
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

                              708 QUINCE ORCHARD ROAD
                           GAITHERSBURG, MARYLAND  20878
                      (Address of principal executive offices)

        Registrant's telephone number, including area code:  (301) 987-1700

         Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $.01 PAR VALUE
                                  (Title of Class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X     No
                                                       ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 16, 1998 was approximately $87,897,063, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 13,900,333 as of March 16, 1998.

                           DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Stockholders to be held on June 5, 1998 is incorporated by reference into Part III of this Report on Form 10-K to the extent stated herein.

------------------
*Excludes 3,559,502 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 16, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART I
ITEM 1. BUSINESS

     WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS, WHICH INCLUDE STATEMENTS AS TO THE TIMING OF AVAILABILITY OF PRODUCTS UNDER DEVELOPMENT, THE ABILITY TO COMMERCIALIZE PRODUCTS DEVELOPED UNDER COLLABORATIONS AND ALLIANCES, THE PERFORMANCE AND UTILITY OF THE COMPANY'S PRODUCTS AND SERVICES, AND THE ADEQUACY OF CAPITAL RESOURCES, ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXTENT OF UTILIZATION OF GENOMIC INFORMATION BY THE PHARMACEUTICAL INDUSTRY IN BOTH RESEARCH AND DEVELOPMENT, RISKS RELATING TO THE DEVELOPMENT OF GENOMIC DATABASE PRODUCTS AND THEIR USE BY POTENTIAL COLLABORATORS OF THE COMPANY, THE IMPACT OF TECHNOLOGICAL ADVANCES AND COMPETITION, AS WELL AS OTHER RISKS AND UNCERTAINTIES SET FORTH BELOW AND IN THE SECTIONS ENTITLED "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     READS-TM-, MuST-TM-, Flow-thru Chip-TM-, Molecular Topography-TM-, GENE EXPRESS-TM-, ACCELERATED DRUG DISCOVERY-TM-, Pharmacology EXPRESS-TM-, Toxicology EXPRESS-TM-, rEST-TM- and TAG-TM- are trademarks of the Company. Tradenames and trademarks of other companies appearing in this Report on Form 10-K are the property of their respective holders.

SUMMARY

     GENE LOGIC INC. ("Gene Logic" or the "Company") uses a proprietary system, based on analysis of gene expression and gene regulation, designed to discover drug targets and drug leads. The Company's objective is to provide its pharmaceutical company partners with novel drug targets, drug leads and a suite of genomic database products to reduce the time, cost and risk associated with drug discovery. The Company believes that by building its portfolio of partnerships it will generate current revenues and establish a long-term economic interest in the product pipelines of multiple partners through milestone and royalty payments. Gene Logic has established major strategic alliances with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Japan Tobacco Inc. ("Japan Tobacco") and N.V. Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel NV.

     The core of Gene Logic's ACCELERATED DRUG DISCOVERY system is its proprietary READS (Restriction Enzyme Analysis of Differentially-expressed Sequences) technology for analyzing patterns of gene expression. Gene Logic uses READS in its drug target and drug lead discovery programs and to generate genomic data for its database products.

     DRUG TARGET DISCOVERY. Gene Logic identifies and analyzes disease-associated genes and their functional pathways to determine which genes might encode useful drug targets and prioritizes targets for drug screening. Using READS, Gene Logic generates a gene expression profile, or Molecular Topography, representing a quantitative snapshot of the levels of expression of essentially all the genes expressed in a tissue sample. The Company compares normal and diseased tissues through a series of Molecular

     Topography snapshots to identify the changes in gene expression that occur as the disease develops and progresses and to determine which genes are associated with the disease. In addition, using its MuST (Multiplex Selection of Transcription Factors) technology, Gene Logic characterizes the regions of the genes that regulate their expression.

     DRUG LEAD DISCOVERY. Gene Logic is developing a proprietary, reusable Flow-thru Chip for high-throughput analysis of changes in the expression of known genes. The Company believes the Flow-thru Chip will enable the development of high-throughput screening assays to evaluate the effects of compounds on the expression of disease-associated genes identified by READS. For a given disease, the Company will design a customized Flow-thru Chip incorporating probes specific for these genes and use the chip to test the effects of compounds on cells. Compounds that have the desired effect on expression of the relevant genes may be evaluated as drug leads. Gene Logic believes this technology represents a new approach to drug discovery and has the potential to accelerate substantially the identification of drug leads.

     GENOMIC DATABASES. Gene Logic is developing a suite of genomic database products to accelerate the process of target identification and prioritization, the discovery of lead compounds and the preclinical and clinical development of drugs. The Company plans to market its genomic database products, either in a single package or as separate modules, to multiple pharmaceutical company customers. The Company's database products are: (i) the GENE EXPRESS NORMAL database, a reference set of gene expression profiles in a variety of normal tissues; (ii) the rare EST
     (rEST) database containing sequences for rarely-expressed genes that are not available through public sources; (iii) the Toxicology EXPRESS database for screening of lead compounds for common classes of toxicological effects; (iv) the Pharmacology EXPRESS database to predict efficacy of lead compounds at the preclinical drug development stage and (v) The Annotated Genome (TAG) database which assigns human genes to functional pathways based on their patterns of expression and regulation.

     The Company has designed and is continuing to develop a bioinformatics system to manage and analyze the information it generates. The system integrates Gene Logic's genomic data content with other proprietary or public genomic databases, protein databases and the chemical, screening and assay databases used by the Company's strategic partners.

     Gene Logic's business strategy is to (i) establish strategic alliances with pharmaceutical companies for drug target and drug lead discovery programs, (ii) establish independent discovery programs and license resulting data, drug targets or drug leads to pharmaceutical companies for further development and commercialization, (iii) market its suite of genomic database products under non-exclusive license to multiple pharmaceutical company customers, and (iv) retain significant rights to new product opportunities, including diagnostic products, therapeutic proteins, gene therapy products and products in the fields of differential diagnosis, molecular staging of disease and pharmacogenomic profiling. The Company expects to receive a diversified stream of technology and database access fees, research funding, milestone payments and royalty or profit-sharing income from its strategic alliance partners and licensees.

     Gene Logic has established discovery programs in the fields of heart failure, renal disease, certain diseases of the central nervous system, osteoporosis and prostate cancer. The Company has collaborations with academic institutions and commercial organizations for access to relevant normal and diseased human tissues and cell types and animal disease models in these areas.

     To date, Gene Logic has established three major alliances with pharmaceutical companies. In May 1997, the Company entered into a 4 1/2-year strategic alliance with Procter & Gamble for drug target discovery in heart failure; in September 1997, the Company and Japan Tobacco entered into a 5-year strategic alliance for drug target and drug lead discovery in renal disease; and in December 1997, Gene Logic entered into a 3-year database agreement for drug target discovery with Organon. Through these alliances, Gene Logic will receive committed technology and database access fees and research funding. In both the Procter & Gamble and Japan Tobacco alliances, the Company's partner has the right to expand the alliance to include discovery programs in two additional disease indications upon terms, including committed payments, identical to those covering the initial program. In each alliance, Gene Logic is also entitled to receive additional payments for the achievement of specified target discovery and product development milestones and royalties on worldwide net sales of all products that may result from the alliances. Gene Logic has retained certain rights to diagnostic products and certain classes of therapeutics under these alliances. As part of its alliance, Japan Tobacco purchased $3.0 million of Common Stock in the Company in a private placement concurrent with the closing of the Company's initial public offering at a price of $8.00 per share.

INDUSTRY BACKGROUND

DRUG DISCOVERY AND DEVELOPMENT

     Diseases are the result of disturbances of, or abnormalities in, the physiological pathways that regulate the functioning of cells in the human body. The main components of these pathways are proteins, such as enzymes, receptors or ion channels, encoded by genes expressed within the cells affected by the disease. Drugs generally exert their therapeutic effects by interacting with certain of these proteins, referred to as drug targets, in such a way as to restore the normal functioning of the disease-affected pathways or otherwise to compensate for the abnormalities. The process of drug discovery involves the screening of collections of compounds against a drug target to identify those compounds which interact with the target to produce the desired effect.

     In response to increasing competitive pressures to discover and develop new drugs in a more rapid and cost-effective manner, pharmaceutical and biotechnology companies have recently made significant advances in combinatorial chemistry and high-throughput screening technologies which enable the rapid generation and screening of large and diverse compound libraries against many potential targets. However, the current drug discovery process remains time-consuming and costly, in part because of the difficulty and complexity of identifying novel drug targets using traditional methodologies. In general, pharmaceutical companies rely upon their own basic research and academic discoveries to identify drug targets. The Company believes this approach provides an insufficient number of targets to fill the industry's increasing annual screening objectives. Recent developments in genomics have permitted the partial sequencing of tens of thousands of new genes and the identification of the classes of proteins they encode. These developments have not enabled the rapid identification of drug targets, because the gene sequence data by itself provides limited information, if any, about a gene's relationship to a specific disease. There remains a significant need for a rapid and cost-effective method to correlate genes with specific diseases to discover drug targets.

GENES, GENE EXPRESSION AND DISEASE

     The genetic content of humans, the human genome, is maintained in chromosomes, which contain deoxyribonucleic acid ("DNA"). DNA is composed of two strands of four constituent molecules known as bases or nucleotides: adenine (A), thymine (T), guanine (G) and cytosine (C). The specific order, or sequence, of these bases encodes genetic information within units defined as genes, which are the hereditary units that control the structure, health and function of all organisms. The beginning sequence of any gene is called 5 prime (5') and its end is called 3 prime (3'). The human genome is estimated to comprise approximately three billion base pairs encoding 100,000 to 150,000 genes. While all of these genes are present in every human cell, certain of these genes are switched "on" only in specific tissues or only at certain developmental stages and are otherwise inactive. On average, in any single cell type, 10,000 to 20,000 different genes are expressed out of the possible 100,000 to 150,000. The cell's pattern of gene expression defines the function of that cell.

     Genes consist of coding and non-coding regions which ultimately direct and regulate the production of the various proteins that maintain normal cellular function. The coding regions, which account for less than five percent of the human genome, direct the production of proteins, and the order of the bases in these regions determine the order of amino acids in a given protein. An enzyme reads these genes and makes a strand of RNA (a molecule similar to DNA) that consists of a string of bases complementary to that of the DNA of the gene. This process is known as transcription and results in the production of messenger RNA ("mRNA"). Messenger RNA directs the assembly of amino acids in a sequence that corresponds to the order of the bases of the mRNA defining the sequence of a protein. The amount of mRNA in a cell provides a direct indication of the level of activity of the corresponding gene.

     Some of the non-coding DNA sequences, referred to as promoter regions, regulate genes in the different tissues. A series of regulatory proteins, called transcription factors, bind to specific promoter regions, either singularly or in unique, multi-component complexes, and act as switches controlling the activity of the genes. The synthesis of regulatory proteins is, in turn, directed by genes coding for transcription factors and their accessory proteins. Together these control elements regulate the pattern of gene expression in specific cells.

     When a mutation occurs in a gene, the resulting protein may be abnormal in function, resulting in disease. A number of relatively rare diseases, such as cystic fibrosis and sickle cell anemia, result from such single gene mutations, and the genes responsible for many of these monogenic diseases have been identified over the last decade. Detailed knowledge of gene sequences that encode defective proteins may facilitate development of novel therapeutic products and diagnostic tests for these conditions. However, almost all major common diseases, including heart failure, renal disease, diseases of the central nervous system, osteoporosis and cancer, are believed to involve multiple genes and, often, complex interactions of genetic and environmental factors. These conditions evolve over time as a result of successive changes in the patterns of gene expression in the cells involved in the disease.

THE NEED FOR NOVEL DRUG TARGETS

     A critical step for drug development is the identification of suitable drug targets for screening. The major pharmaceutical companies are facing increasing pressures to introduce new drugs more rapidly than in the past. Because most drug candidates fail during the development process, these companies need to identify a large number of potential drug candidates by screening compound libraries against large numbers of targets to improve their chances of identifying commercially viable drugs. Recent estimates suggest that major pharmaceutical companies may have to screen hundreds of new targets each year in order to meet their drug discovery objectives. This figure compares with a published 1995 industry source estimate that approximately 300 targets in total were then in active screening by the pharmaceutical industry.

     The majority of drug targets are proteins that are encoded by genes expressed within tissues affected by a disease. The importance of certain protein classes, such as enzymes, receptors or ion channels, as targets is illustrated by the world's top selling prescription drugs. Of the 100 most prescribed drugs, approximately 80% interact with one of four classes of proteins: 33 drugs inhibit 13 different enzymes; 22 bind to ten different G-protein-coupled receptors; 13 interact with six different ion channels; and 15 bind to four different nuclear hormone receptors. It is estimated that there are approximately 10,000 different enzymes, 1,000 different G-protein-coupled receptors, 200 different ion channels and 100 different nuclear hormone receptors encoded in the human genome. These proteins are key components of the pathways involved in disease and, therefore, are likely to be a rich source of new drug targets.

     Proven drug targets share certain other characteristics which can only be identified by understanding their expression levels in cells and cannot be determined by their gene sequence alone. Drug targets are (i) often expressed primarily in specific tissues, allowing for selectivity of pharmacological action and reducing the potential for adverse side effects and (ii) generally expressed at low abundance in the cells of the relevant organ. An effective target discovery system would therefore enable the detection of genes that encode for proteins expressed in specific tissues at low abundance, thereby permitting the rapid identification of proteins which are likely to be targets for therapeutic and diagnostic development.

LIMITATIONS OF TRADITIONAL GENOMICS TECHNOLOGIES

     Although traditional genomics technologies have yielded sequence information for many genes and have succeeded in identifying genes that predispose individuals to certain diseases, the rate at which novel drug targets can be identified from this information is limited. Traditional genomics efforts are generally classified in two categories: gene sequencing and positional cloning.

     Most gene sequencing approaches use high-throughput methods to capture partial sequences (known as expressed sequence tags or "ESTs") for many genes on an essentially random basis. These ESTs are stored in public and proprietary databases which, to date, contain an estimated three million ESTs, representing partial and fragmentary sequence data for 50 to 60 percent of human genes. Despite the widespread availability of a significant amount of sequence data, these data have limited use in identifying targets for therapeutic or diagnostic product development. This is because the gene sequence data by itself provides limited information, if any, about a gene's relationship to a specific disease. Also, the EST sequencing approach tends to capture multiple times those genes which are abundantly expressed, while missing the low-abundance, tissue-specific genes which may code for useful drug targets.

     Positional cloning is a method of identifying individual genes that, when defective, cause or predispose individuals to particular diseases. The process consists of genetic mapping, physical mapping and sequencing, and typically requires an extensive collection of DNA samples from families affected by the disease. Scientists test the DNA of both affected and non-affected members of these families and, through statistical analysis, attempt to identify the region or regions of the genome likely to contain a gene related to the disease. Positional cloning requires large numbers of samples from the affected families to demonstrate statistical significance and becomes much more complicated when multiple genes are involved in the disease. The accumulation of such samples is costly and time consuming. Although researchers are attempting to use other methodologies, including animal models of disease, to speed the process of gene discovery, the overall process may take several years.

THE GENE LOGIC SOLUTION

     Gene Logic believes that its proprietary technologies for analysis of the overall patterns of gene expression and regulation in specific diseases will enable the Company to identify multiple, novel drug targets more rapidly than competing technologies. Gene Logic's ACCELERATED DRUG DISCOVERY system allows the Company to display the changes in gene expression patterns as a disease develops and progresses. The Company uses this information, in conjunction with its proprietary suite of genomics databases and bioinformatics tools, to identify genes and their associated pathways implicated in disease and to discover and prioritize individual drug targets. Pursuant to strategic alliances with corporate partners and in independent programs, the Company is using its system to identify drug targets for major common diseases, including heart failure, renal disease, diseases of the central nervous system, osteoporosis and prostate cancer. In addition, Gene Logic is developing a proprietary, reusable Flow-thru Chip for high-throughput analysis of changes in the expression of known genes. The Company believes the Flow-thru Chip will enable the development of high-throughput screening assays to evaluate the effects of compounds on the expression of disease-associated genes identified by READS. This technology represents a new approach to drug discovery and has the potential to accelerate substantially the identification of drug leads. By utilizing and further developing the portfolio of technologies, genomics databases and bioinformatics tools in its ACCELERATED DRUG DISCOVERY system, Gene Logic believes it can significantly enhance many critical steps in the drug development process and accelerate the development of novel pharmaceuticals for the Company and its partners.

GENE LOGIC'S STRATEGY

     Gene Logic's objective is to provide to its pharmaceutical company partners novel drug targets, drug leads and a suite of genomic database products in order to reduce the time, cost and risk associated with drug discovery. The Company believes that by building its portfolio of partnerships it will generate current revenues and establish a long-term economic interest in the product pipelines of multiple partners through milestone and royalty payments. The Company believes that this portfolio approach will maximize the likelihood of drugs being discovered and developed using its system. The Company's strategy for building commercial value is to:


     - PROVIDE AN INTEGRATED DRUG DISCOVERY PLATFORM. The Company has established and intends to continue to build a broad technology platform, the ACCELERATED DRUG DISCOVERY system, based on the analysis of gene expression and gene regulation for the rapid discovery of multiple, screenable drug targets and drug leads. The ACCELERATED DRUG DISCOVERY system is designed to be integrated easily into the current drug discovery processes of multiple partners.

     - ESTABLISH DRUG TARGET AND LEAD DISCOVERY ALLIANCES. Gene Logic intends to continue to establish strategic alliances with pharmaceutical companies for drug target and drug lead discovery programs. Such strategic alliances would generally require Gene Logic to develop research databases of gene expression for drug target discovery for its partner's specific programs and, in certain cases, to use its Flow-thru Chip technology to identify drug leads. The Company expects that these alliances would provide technology and database access fees, research funding, milestone payments and royalty or profit-sharing income from commercialization of products resulting from the alliances. To date, Gene Logic has entered into alliances of this type with Procter & Gamble, Japan Tobacco and Organon.

     -    ESTABLISH INDEPENDENT DRUG TARGET AND LEAD DISCOVERY PROGRAMS.
          Gene Logic has established and intends to expand independent drug discovery programs based on its proprietary technologies, including the Flow-thru Chip. The Company expects to license drug leads discovered through its independent programs to pharmaceutical companies for clinical development and commercialization and to receive license fees, development milestone payments and royalty or profit-sharing income from such licensees.

     - MARKET GENOMIC DATABASE PRODUCTS UNDER NON-EXCLUSIVE LICENSE. The Company plans to market its suite of genomic database products, including its GENE EXPRESS NORMAL and rare EST (rEST) databases, either in a single package or as separate modules, to multiple pharmaceutical company partners. The Company intends to grant non-exclusive licenses independent of, or in conjunction with, strategic alliances. Such licenses would generally provide the Company annual subscription fees, milestone payments and royalties. To date, Gene Logic has granted Japan Tobacco and Organon non-exclusive licenses to its GENE EXPRESS NORMAL database.

     - RETAIN SIGNIFICANT RIGHTS TO NEW PRODUCT OPPORTUNITIES. Under its strategic alliances, Gene Logic retains certain rights to diagnostic, therapeutic protein and gene therapy applications. In addition, the Company intends to use its databases and technological capabilities to develop products for the evolving fields of differential diagnosis, molecular staging of disease and pharmacogenomic profiling. The Company may pursue these applications independently or in alliances with additional partners.

GENE LOGIC'S ACCELERATED DRUG DISCOVERY SYSTEM

     Gene Logic is employing its proprietary technologies and bioinformatics system for the discovery of drug targets and drug leads and to accelerate the development of drugs. The elements of Gene Logic's ACCELERATED DRUG DISCOVERY system include:

     ANALYSIS OF GENE EXPRESSION AND REGULATION

     READS TECHNOLOGY

     Gene Logic has developed a proprietary, automated technology, known as READS (Restriction Enzyme Analysis of Differentially-expressed Sequences), for capturing and analyzing the overall gene expression profile of a given cell or tissue type to identify drug targets. The Company has an exclusive license from Yale University to a United States patent and patent applications covering the READS technology. Gene Logic has also received notice of allowance for an independent patent application, covering key aspects of gene expression analysis, from the United States Patent and Trademark Office (the "USPTO"). Using READS, Gene Logic rapidly generates a gene expression profile representing a quantitative snapshot of the levels of expression of essentially all the genes in a tissue sample. The Company compares normal and diseased tissues through a series of such snapshots to identify the changes in gene expression patterns that occur as the disease develops and progresses and to determine which genes are associated with the disease. The READS technology is accurate and highly sensitive, capable of detecting essentially all mRNA transcripts including rarely expressed genes, at the level of approximately one mRNA copy per cell. By employing its READS technology in conjunction with its proprietary bioinformatics system, the Company can then prioritize the proteins encoded by these disease-associated genes as potential drug targets.

     The READS process begins with the procurement of a relevant cell or tissue sample, extraction of its total RNA content and preparation of complementary DNA ("cDNA") using standard techniques. By applying proprietary tagging and enzyme cleavage procedures to the cDNA pool, the Company generates a unique set of identifiable signature fragments (3' ESTs) for each mRNA species present in the cell. The fragments are separated by size using gel-based, automated separation techniques and quantified using proprietary image analysis software. The quantity of each signature fragment correlates directly with the expression levels of the corresponding gene. The Company uses its bioinformatics system to compile these data into a gene expression profile which represents the levels of expression of genes active in the sample. The READS process typically takes two days.

     The READS technology has been highly automated through the use of commercially available robotic liquid handling stations, thermocyclers and fragment separation instruments. A single production unit is capable of generating approximately 1,000 gene expression profiles per year. Gene Logic has installed its first production unit and is scaling up operations. The Company expects to install a second production unit during 1998. There can be no assurance, however, that the Company will be able to increase its capacity as expected or to realize the cost efficiencies of scale it anticipates.

     MUST TECHNOLOGY

     Gene Logic's proprietary MuST (Multiplex Selection of Transcription Factors) technology enables the Company to identify the nucleotide sequences of the transcription factor binding sites through which the expression of genes is regulated. The Company believes that the information generated by MuST, in combination with the information on gene expression levels generated by its READS technology, will enable the Company to assign genes to functional pathways based on the observation that genes in such pathways share common regulatory mechanisms and are coordinately expressed. The Company has an exclusive license from Yale University to patent applications covering the MuST technology and has received a notice of allowance for the original patent application, covering the key aspects of the MuST technology, from the USPTO.

     The MuST process starts with the extraction of nuclear proteins in the cell or tissue sample. Proteins within this extract which exhibit sequence-specific DNA binding properties are bound to a set of DNA probes and separated from all unbound probes using electrophoretic separation techniques. After purification and amplification, the binding sites are sequenced and entered into a database. The result is a library of sequences which represent the binding sites for the gene regulatory proteins contained in the original nuclear extract.

     THE FLOW-THRU CHIP

     Gene Logic is developing its proprietary, reusable Flow-thru Chip for high-throughput analysis of changes in the expression of known genes. The Flow-thru Chip will enable the development of high-throughput screening assays to evaluate the effects of compounds on the expression of disease-associated genes identified by READS. This technology represents a new approach to drug discovery and has the potential to accelerate substantially the identification of drug leads. The Company has exclusive licenses to the technology underlying the Flow-thru Chip from the United States Department of Energy and the inventor of the technology.

     In its drug discovery process, Gene Logic will use its READS technology to identify which genes are associated with the disease. Once these genes are known, the Company will design a customized Flow-thru Chip incorporating probes specific to these genes and use the chip to test the effects of compounds in cellular assays. Compounds that have the desired effect on expression of the relevant genes, such as restoring the expression pattern to normal or mimicking the effect of a known therapeutic, may be evaluated as drug leads.

     The substrate of the Flow-thru Chip is a glass or silicon wafer traversed by a grid of micro-channels. The current version of the chip is laid out in a format which is intended to be compatible with current high-throughput cellular assay systems. Each well is configured to contain an array of approximately 400 genes identified using the Company's READS technology; the number of genes included in each well is expected to be increased to approximately 1,000 in the second version of the Flow-thru Chip. The Company expects to commence in-house testing during 1998, but there can be no assurance that such testing will commence in 1998, or at all.

     Based on disease-associated genes identified by READS, Gene Logic designs and synthesizes custom oligonucleotide probes and binds them, using a proprietary covalent attachment chemistry, within the micro-channels covering a specific area of the chip. The function of each probe is to bind to its complementary DNA or RNA in the sample being analyzed. The nucleic acid is isolated from such a sample and fluorescently labeled by one of several standard biochemical methods. The test sample is then flowed through the substrate of the Flow-thru Chip where each attached probe captures, or hybridizes to, any labeled nucleic acid present in the sample which is complementary to that probe. When imaged using the Company's signal detection system, the hybridized test sample generates a fluorescent signal which can be correlated with the expression in the original sample of the gene captured by the probe because the sequence and position of each complementary DNA probe on the Flow-thru Chip is known. The level of signal is readily quantifiable and reflects the degree to which the gene is expressed in the sample.

     The Company believes that several features make the Flow-thru Chip well suited for monitoring the expression of known genes in high-throughput cellular assays:

     - SENSITIVITY. Because of the greater surface area available for attachment of the oligonucleotide probes, the Company believes the Flow-thru Chip will be sensitive enough to monitor changes in expression of low-abundance transcripts.

     - SPEED. The existence of the micro-channels accelerates the hybridization reaction, reducing the time required for each assay. In addition, because the walls of the micro-channels focus the fluorescent signal, the Company expects to be able to use a commercially available digital signal detection system to provide an immediate read-out.

     - COST. As a result of the proprietary covalent chemistry through which the oligonucleotide probes are attached within the micro-channels, each Flow-thru Chip can be used multiple times. Following each assay the chip is washed to remove the hybridized material and is then ready for reuse. The Company believes the reusability of the Flow-thru Chip will make it suitable for use in high-throughput screening applications.

     In addition to its use as part of the Company's drug lead discovery programs, the Flow-thru Chip will also serve as a platform for the screening of lead compounds against the data in the Toxicology EXPRESS and Pharmacology EXPRESS databases being developed by the Company. Gene Logic will design Flow-thru Chips using oligonucleotide probes representative of the genes that comprise patterns of gene expression which typify known classes of toxic or pharmacological effects identified using READS. The Company may sell Flow-thru Chips to its strategic partners in conjunction with subscriptions to the Toxicology EXPRESS or Pharmacology EXPRESS databases or provide screening services in conjunction with an alliance.

     The Company has established relationships with several third parties for manufacture of the chip substrates and oligonucleotide probes which constitute its Flow-thru Chip arrays and for the robotic and signal detection systems associated with running high-throughput screening assays using the chips. There can be no assurance, however, that the Company will be able to maintain such relationships on terms acceptable to the Company.

     There can be no assurance that further development and scale up of the Flow-thru Chip will be successful or that the Company will be successful in marketing the Flow-thru Chip to strategic partners or others.

     GENE LOGIC'S BIOINFORMATICS SYSTEM

     Gene Logic has designed and is continuing to develop a bioinformatics system to manage and analyze the information it generates and to interface with its databases, its partners' databases and databases in the public domain. This system enables the functional integration of Gene Logic's genomic data content with other proprietary or public genomic databases, protein databases and strategic partners' chemical, screening and assay databases. Gene Logic's bioinformatics system provides the analytical tools necessary to enable the Company to discover and prioritize targets for drug discovery. Moreover, the provision of Gene Logic's proprietary genomic data in conjunction with its integrated bioinformatics system enables the Company to introduce that system into strategic partners' drug discovery process in a customized, expandable format that is compatible with partners' current database architectures.

     DATABASE INTEGRATION TOOLS

     Gene Logic's bioinformatics system was developed using scientific data management tools based on the Object Protocol Model ("OPM"). These tools provide support for the rapid development of relational databases, the integration of relational and flat file databases and for cross-database queries. The Company's bioinformatics system works through customized and configurable Web interfaces, regardless of the structure of the underlying databases and without having to redevelop each database. The Company's bioinformatics system enables the integration of Gene Logic's information content into the data management systems of its strategic partners, and Gene Logic believes that the system will also enhance the value of such partners' existing databases by establishing interconnectivity of heterogeneous data sources.

     GENOMIC DATA ANALYTICAL TOOLS

     The Company's bioinformatics system includes tools for the analysis of data generated by READS for both normal and diseased cell and tissue types. Gene expression data are analyzed using the Company's proprietary software tools. The tools allow intuitive "point and click" navigation among the expressed genes. The system can identify genes as known (represented in the Company's databases of indexed 3' sequences) or unknown, and provides a wide variety of statistical analyses of expression levels and correlations both within and across cell, tissue and disease types.

     Gene Logic has also developed proprietary methods to prioritize the disease-associated genes it discovers as potential drug targets. This prioritization depends upon a number of factors including: (i) a gene's temporal association with the disease process; (ii) the tissue distribution of its expression; (iii) any homology it may have with known target classes, such as membrane receptors, enzymes or signaling proteins; (iv) its involvement in known metabolic or signal transduction pathways; and (v) the feasibility of developing a screening assay.

GENE LOGIC PROGRAMS AND PRODUCTS

     DRUG TARGET AND LEAD DISCOVERY PROGRAMS - STRATEGIC ALLIANCES

     As part of its business strategy, Gene Logic intends to establish strategic alliances with pharmaceutical companies for drug target and drug lead discovery programs. Gene Logic may also enter into strategic alliances or joint ventures with additional partners to develop certain diagnostics, therapeutic proteins and gene therapy products for which it has retained rights. The Company's strategic alliances would generally provide for the Company to receive technology and database access fees, research funding, milestone payments and royalty or profit-sharing income. To date, Gene Logic has entered into alliances with Procter & Gamble, Japan Tobacco and Organon.

     PROCTER & GAMBLE PHARMACEUTICALS, INC.

     In May 1997, the Company and Procter & Gamble entered into a 4 1/2-year strategic alliance for drug target discovery in heart failure. Payments by Procter & Gamble to the Company in the form of committed technology access fees and research funding will total a minimum of $10.1 million if the research program continues for its full term and the Company performs its research obligations under the agreement. The parties may agree to extend the research program for additional one-year periods. At any time during the first 18 months of the alliance, Procter & Gamble has the right to expand the alliance to include drug target discovery programs in two additional disease indications upon terms, including committed research funding, identical to those covering the initial program in heart failure. Procter & Gamble will be obligated to make additional payments to the Company for the achievement of specified target discovery, product development and associated regulatory milestones. Procter & Gamble will also pay the Company royalties on worldwide net sales of all products that may result from the alliance. Payments for technology access fees and research and development support will be recognized as revenue ratably over the period for which the payments are made. Payments related to the achievement of milestones will be recognized as revenue when the milestones are achieved.

     There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering drug targets related to heart failure or to either of the two option disease fields or that Procter & Gamble will be successful in developing or commercializing any products based upon such discoveries made by the Company. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the alliance will not be terminated prior to the natural expiration of its term pursuant to provisions under the alliance agreement.

     JAPAN TOBACCO INC.

     In September 1997, the Company and Japan Tobacco entered into a 5-year strategic alliance for drug target and drug lead discovery in renal disease. Payments by Japan Tobacco to the Company in the form of committed technology and database access fees and research funding total a minimum of $15.0 million if the research program continues for its full term and the Company performs its research obligations under the agreement. Japan Tobacco may extend the research program for one additional year. At any time during the first two years of the alliance, Japan Tobacco has the right to expand the alliance to include drug target and drug lead discovery programs in two additional disease indications upon terms, including committed research funding, identical to those covering the initial program in renal disease. Japan Tobacco will be obligated to make additional payments to the Company for the achievement of specified target discovery and related product development and associated regulatory milestones. Pursuant to the terms of the agreement, Japan Tobacco would pay a minimum of $12.5 million for each therapeutic product if all milestones are achieved. Japan Tobacco will also pay the Company royalties on worldwide net sales of all products that may result from targets discovered pursuant to the alliance. Payments for technology and database access fees and research and development support will be recognized as revenue ratably over the period for which the payments are made. Payments related to the achievement of milestones will be recognized as revenue when the milestones are achieved.

     As part of the alliance and during the research term of the alliance agreement, the Company granted Japan Tobacco a non-exclusive license to the GENE EXPRESS NORMAL database, and Gene Logic intends to use its Flow-thru Chip technology for screening for drug leads in renal disease or, if Japan Tobacco has exercised its options to additional disease indications, such other disease indications. In consideration for such license and access, Japan Tobacco purchased $3.0 million of Common Stock in a private transaction concurrent with the Company's initial public offering at $8.00 per share. Under the terms of the option, Japan Tobacco will pay Gene Logic chip design fees, screening fees and a minimum of $17.5 million for each therapeutic product based on a lead compound identified through such assays if all milestones are achieved. The agreement also entitles the Company to royalties on net sales of therapeutic products based on lead compounds identified through such assays.

     There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering drug targets or drug leads related to renal disease or to either of the two option disease fields or that Japan Tobacco will be successful in developing or commercializing any products based upon such discoveries made by the Company. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the alliance will not be terminated prior to the natural expiration of its term pursuant to provisions under the alliance agreement.

     N.V. ORGANON

     In December 1997, the Company and Organon entered into a 3-year strategic alliance for drug target discovery. Payments by Organon to the Company in the form of committed database access fees and research funding total a minimum of $12.5 million if the research program continues for its full term and the Company performs its research obligations under the agreement. As part of the alliance and during the research term of the alliance agreement, the Company granted Organon a non-exclusive license to the GENE EXPRESS NORMAL database. Organon will be obligated to make additional payments to the Company for the achievement of specified target discovery and related product development milestones. Organon will also pay the Company royalties on worldwide net sales of all products that may result from targets discovered pursuant to the alliance. Payments for database access fees and research and development support will be recognized as revenue ratably over the period for which the payments are made. Payments related to the achievement of milestones will be recognized as revenue when the milestones are achieved.

     There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering drug targets or that Organon will be successful in developing or commercializing any products based upon such discoveries made by the Company. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the alliance will not be terminated prior to the natural expiration of its term pursuant to provisions under the alliance agreement.

     DRUG TARGET AND LEAD DISCOVERY PROGRAMS - INDEPENDENT PROGRAMS

     Gene Logic has established independent discovery programs to identify drug targets for certain diseases of the central nervous system, osteoporosis and prostate cancer and has established collaborations with academic institutions and commercial organizations for access to relevant normal and diseased human tissues and cell types and animal disease models. The Company uses these tissues for analysis of gene expression and gene regulation and to build its genomic databases. Under the terms of these agreements, the Company generally retains all commercial rights to gene discoveries made through the use of cells and tissues provided by its collaborators. Gene Logic also intends to obtain access to compound libraries from combinatorial chemistry and pharmaceutical companies for screening using its Flow-thru Chip.

     To date, the Company has established the following independent programs:

     SCHIZOPHRENIA. Gene Logic is analyzing the patterns of gene expression in brain cells from schizophrenics and animal treatment models to identify novel drug targets. Gene Logic has entered into a collaboration with Johns Hopkins University School of Medicine for access to post mortem tissue samples from brains of schizophrenics. These samples were obtained from both drug-treated and untreated individuals shortly after death. The Company has also begun evaluating the effects of established and experimental anti-psychotic drugs on gene expression in the brain in animal models.

     DEPRESSION. The Company is using READS to discover new antidepressant drug targets based on changes in the patterns of gene expression in brain cells from patients with affective disorders. The Company has entered into a collaboration with Johns Hopkins University School of Medicine for access to post mortem samples from specific regions of the brains of both drug-treated and untreated manic-depressives.

     ALZHEIMER'S DISEASE. Gene Logic has entered into a collaboration with Molecular Geriatrics Corporation for access to micro-dissected samples of relevant regions of human brain from patients with Alzheimer's disease ranging from early stage through advanced degeneration. The samples have been characterized using proprietary monoclonal antibodies to reveal cells affected at the onset of the disease. The Company has exclusive rights to any genes useful in the development of therapeutic products which are identified through the collaboration. The Company may pursue such rights independently or in alliance with a strategic partner. Molecular Geriatrics Corporation retains rights to develop diagnostic products.

     OSTEOPOROSIS. Gene Logic has commenced its discovery program in osteoporosis with the Center for Clinical and Basic Research and Johns Hopkins University School of Medicine providing normal and osteoporotic bone samples. The Company intends to develop drug targets identified through these programs independently or in alliance with a strategic partner.

     PROSTATE CANCER. Gene Logic has established a collaboration for access to staged and characterized prostate cancer tissue samples, together with related clinical treatment and outcomes data, with Baylor College of Medicine. In this program, the Company is focusing on the identification of targets for the development of novel therapeutics and diagnostic products. Gene Logic may develop these independently or in alliance with strategic partners.

     GENOMIC DATABASE PRODUCTS

     Complementary to its drug target and drug lead discovery programs, Gene Logic is developing a suite of genomic database products designed to accelerate the process of target identification and prioritization, the discovery of lead compounds and the preclinical and clinical development of drugs. Gene Logic intends to market these genomic database products, in a single package or as separate modules, to multiple partners on a non-exclusive basis both independent of and in conjunction with drug target and drug lead discovery alliances. The Company expects to receive annual database access subscription fees, milestone payments based on utilization of the data in licensees' drug and diagnostic discovery programs and royalties on net sales of resulting products.

     GENE EXPRESS NORMAL DATABASE

     The GENE EXPRESS NORMAL database is a reference set of gene expression profiles for a variety of normal human tissues, which enables the Company and its partners to determine rapidly the expression level of genes in normal tissues. The database will also contain gene expression profiles for normal tissues in rat and mouse, the experimental animals most commonly used by the pharmaceutical industry. This information facilitates the prioritization of drug targets. The Company uses the database with its bioinformatics system to correlate specific gene sequences to their expression levels and to interface with other public or private sequence databases to which the licensee may have access. The Company has granted non-exclusive licenses to the GENE EXPRESS NORMAL database to Japan Tobacco and Organon.

     RARE EST (REST) DATABASE

     Approximately 80% of all human genes are rarely expressed (at the level of fewer than five mRNA copies per cell), and fewer than an estimated 50% of such genes are available in existing human EST databases. However, these low-abundance, tissue-specific gene transcripts are those that are most promising as drug targets. Gene Logic uses its READS technology on tissue samples to identify rarely expressed genes. Unlike traditional EST sequencing methods, Gene Logic's process is directed (non-random) and has a low level of redundancy. The Company is developing a database of rare ESTs, with the potential to provide promising drug targets not available through other sources of sequence data. Gene Logic anticipates that the rEST database will be available in 1998, but there can be no assurance that it will be available by such date, or at all.

     TOXICOLOGY EXPRESS DATABASE

     Gene Logic intends to use its READS technology to build a database of the changes in gene expression that typify known toxicological effects of compounds in the target organs subject to such effects. Patterns may be identified by comparing gene expression in normal tissues to gene expression in similar tissues exposed to known toxic substances. These patterns can be used as references for the screening of new lead compounds for common classes of toxicological effects in order to minimize the use of traditional animal toxicology screening, which is both time-consuming and expensive. In conjunction with the Toxicology EXPRESS database, Gene Logic plans to use its Flow-thru Chip for the screening of lead compounds against the database. The Company believes that screening against the Toxicology EXPRESS database will provide a filter for the prioritization of lead compounds and will accelerate the selection of those to be taken forward through full toxicological studies in animals and those to be abandoned. The construction of the Toxicology EXPRESS database is at an early stage. The Company anticipates that such database will be available in 1998, but there can be no assurance that it will be available by such date, or at all.

     PHARMACOLOGY EXPRESS DATABASE

     The Company is using its READS technology to build a database of profiles of gene expression that characterize the pharmacological effects in relevant target organs of compounds of known therapeutic benefit. These patterns can be used as references for the screening of new lead compounds in order to predict therapeutic efficacy at the preclinical development stage. The Company believes that this technology may substantially reduce the risks associated with clinical development of new drugs and provide a rapid filter for the selection and prioritization of lead compounds. In conjunction with its Pharmacology EXPRESS database, Gene Logic plans to use its Flow-thru Chip for the screening of lead compounds against the database. The construction of the Pharmacology EXPRESS database is at an early stage. The Company anticipates that such database will be available in 1998, but there can be no assurance that it will be available by such date, or at all.

     THE ANNOTATED GENOME (TAG) DATABASE

     The Human Genome Project is forecast to complete the sequencing of the entire genome by the year 2005. Using expression data derived from the GENE EXPRESS NORMAL database and the transcription factor binding site sequence information generated by the Company's MuST technology, Gene Logic intends to create a database, the TAG database, of human genomic sequence information derived from the Human Genome Project annotated with expression levels, tissue distribution of expression and gene regulatory mechanisms. The Company believes the analysis of this database will enable genes to be placed in their functional pathways based upon coordinate expression and shared transcriptional control elements, thereby allowing the selection and prioritization of appropriate drug targets at multiple points along disease-associated pathways. The development of the TAG database is at an early stage and Gene Logic expects that it will accelerate as more human genomic sequence data becomes available.

     The statements made in this Report on Form 10-K regarding anticipated dates for commercial availability of certain of its products are forward-looking statements, and the actual dates of commercialization could differ materially from those projected as a result of a variety of factors, including progress of the Company's technologies, changes in the Company's business priorities and other factors discussed in "Risk Factors." There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and commercialization of products or that the Company's products will address the requirements of the market or achieve market acceptance.

      NEW PRODUCT OPPORTUNITIES

      Gene Logic intends to pursue commercial opportunities for diagnostic applications of its discoveries, including molecular staging of disease, differential diagnosis and pharmacogenomic profiling. The Company believes that management of common diseases in the future will include gene expression-based diagnostics to monitor the molecular evolution of the disease. Gene expression analysis may enable differentiation among diseases which share clinical symptoms but which differ at the level of molecular mechanism. Gene Logic believes that pharmacogenomic profiling, using gene expression-based assays to predict an individual's response to specific drugs, may be especially valuable in new drug development and in modifying drug therapies of known efficacy but which have toxic side effects in certain groups of patients.

INTELLECTUAL PROPERTY

     Gene Logic seeks United States and international patent protection for major components of its technology platform, including elements of its READS, MuST, Flow-thru Chip and bioinformatics technologies; it relies upon trade secret protection for certain of its confidential and proprietary information; and it uses license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. The Company's commercial success will be dependent in part upon its ability to obtain commercially valuable patent claims and to protect its intellectual property portfolio.


     As of March 16, 1998, Gene Logic had exclusive rights to 17 United States patent applications relating to its technologies. The Company has exclusive rights to a United States patent covering key aspects of the READS gene expression analysis. The Company has also received notice of allowance for a United States patent application covering key aspects of gene expression analysis, and notice of allowance for a United States patent application covering its MuST technology.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Gene Logic, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the pending patent applications to which the Company has exclusive rights will result in issued patents, that the claims of any patents which are issued will provide meaningful protection, that the Company will develop additional proprietary technologies that are patentable, that any patents licensed or issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology field in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are licensed or issued to the Company, design around the patented technologies licensed to or developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

     The Company is aware of a number of United States patents and patent applications and corresponding foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA chips. There can be no assurance that these or other technologies will not provide third parties with competitive advantages over the Company and will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover the prior art or have other defects. There can be no assurance that an owner or licensee of a patent in the field will not threaten or file an infringement action or that the Company would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any required licenses would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Company from utilizing or commercializing one or more of its technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has applied, and intends to make additional applications, for patent protection for methods relating to gene expression, for the disease-specific patterns of gene expression it identifies and for the individual disease genes and targets it discovers. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through its discovery programs. There can be no assurance that the Company will be able to obtain meaningful patent protection for its discoveries; even if patents are issued, the scope of the coverage or protection afforded thereby is uncertain. Failure to secure such meaningful patent protection could have a material adverse effect on the Company's business, financial condition and results of operations.

     Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its strategic partners may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time the Company applies for patent protection on a corresponding gene could adversely affect the Company's ability to obtain patent protection with respect to such gene or to the related expression patterns. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes or gene products that are similar, or identical to, any for which the Company may seek patent protection. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company. Any legal action against the Company or its strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its strategic partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its strategic partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. The Company believes that there is likely to be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources and have a material adverse effect on the Company's business, financial condition and results of operations.

     Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may adversely affect the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from its strategic partners are based on the existence of a valid patent covering the product subject to the royalty obligation.

     With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, the Company has chosen to rely on trade secret protection and confidentiality agreements to protect its interests. The Company believes that several elements of its ACCELERATED DRUG DISCOVERY system involve proprietary know-how, technology or data which are not covered by patents or patent applications. In addition, the Company has developed a proprietary index of gene and gene fragment sequences which it updates on an ongoing basis. Some of these data will be the subject of patent applications whereas other data will be maintained as proprietary trade secret information. The Company has taken security measures to protect its proprietary know-how and technologies and confidential data and continues to explore further methods of protection. While Gene Logic requires all employees, consultants and collaborators to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, or that the Company can meaningfully protect its trade secrets. In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, the Company's policy is to make available to its partner only such data as are relevant to the partnership or arrangement, under controlled circumstances, and only during the contractual term of the strategic partnership or collaborative arrangement, and subject to a duty of confidentiality on the part of its partner or collaborator. There can be no assurance, however, that such measures will adequately protect the Company's data. Any material leak of confidential data into the public domain or to third parties may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a party to various license agreements which give it rights to use certain technologies and biological materials in its research and development processes. There can be no assurance that the Company will be able to maintain such rights on commercially reasonable terms, if at all. Failure by the Company to maintain such rights could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. Gene Logic faces, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. The Company is aware that certain entities are utilizing a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with the Company's competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, the Company will need to demonstrate to potential customers that its technologies and capabilities are superior to competing technologies.

     Many of the Company's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than the Company. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of Gene Logic or which are more effective than those developed by Gene Logic or its strategic partners, or may obtain regulatory approvals of their drugs more rapidly than the Company and its strategic partners, any of which could have a material adverse affect on any similar Gene Logic program. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its strategic partners' ability to use the Company's drug discovery technologies or commercialize therapeutic or diagnostic products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also faces competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in its discovery programs.

     The Company will rely on its strategic partners for support of certain of its discovery programs and intends to rely on its strategic partners for preclinical and clinical development of related potential products and the manufacturing and marketing of such products. Each of the Company's strategic partners is conducting multiple product development efforts within each disease area which is the subject of its strategic alliance with Gene Logic. Generally, the Company's strategic alliance agreements do not preclude the strategic partner from pursuing development efforts utilizing approaches distinct from that which is the subject of the alliance. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by a strategic partner.

     Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, target gene identification, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its maintaining a competitive position in the genomics field. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective drug target and drug lead technologies, including technologies which may be unrelated to genomics. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

GOVERNMENT REGULATION

     The Company does not plan to conduct clinical trials in humans or commercialize therapeutic products discovered as a result of its genes, drug target and drug lead discovery programs but intends to rely on its strategic partners to conduct such activities. Prior to marketing, any new drug developed by the Company's strategic partners must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in United States Food and Drug Administration ("FDA") policies for drug approval during the period of product development and FDA regulatory review of each submitted new drug application ("NDA") in the case of new pharmaceutical agents, or product license application ("PLA") or biologics license application ("BLA") in the case of biological therapeutics. Similar delays may also be encountered in the regulatory approval of any diagnostic product, where such approval is required, and in obtaining regulatory approval in foreign countries. Delays in obtaining regulatory approvals could adversely affect the marketing of any drugs developed by the Company or its strategic partners, impose costly procedures upon the Company's and its partners' activities, diminish any competitive advantages that the Company or its partners may attain and adversely affect the Company's receipt of royalties. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic products developed by the Company or its strategic partners. Furthermore, regulatory approval may entail limitations on the indicated uses of a drug. Because certain of the products likely to result from the Company's disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products based upon more conventional technologies.

     Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, and could have a material adverse effect on the Company's business, financial condition and results of operations. Violations of regulatory requirements at any stage during the regulatory process, including preclinical studies and clinical trials, the approval process, post-approval or in good manufacturing practices manufacturing requirements, may result in various adverse consequences to the Company, including the FDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA, PLA or BLA holder. No investigational new drug application ("IND") has been submitted for any product candidate resulting from the Company's discovery programs, and no product candidate has been approved for commercialization in the United States or elsewhere. The Company intends to rely on its strategic partners to file INDs and generally direct the regulatory approval process. There can be no assurance that the Company's strategic partners will be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's strategic partners from marketing drugs or diagnostic products developed through the Company's research or limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's research and development activities involve the controlled use of certain biological and other hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any liability could exceed the resources of the Company. Other than such laws and regulations governing the generation, use and disposal of hazardous materials and wastes, and limiting workplace exposures to such materials, the Company does not believe its current and proposed activities are subject to any specific government regulation other than regulations affecting the operations of companies generally.

EMPLOYEES

     As of March 16, 1998, the Company had 97 full-time employees, 34 of whom hold M.D., Ph.D or D.Sc. degrees and 16 of whom hold other advanced degrees. Of these, 76 were engaged in research and development, including bioinformatics, and 21 were engaged in business development, finance and general administration. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success depends in significant part upon the continued service of its key scientific, technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. There is intense competition for such qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will continue to attract and retain the personnel necessary for the development of its business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and positions of the executive officers of the Company as of March 16, 1998:

NAME                                 AGE   POSITION
Michael J. Brennan, M.D., Ph.D       40    President, Chief Executive Officer
                                           and Director
Keith O. Elliston, Ph.D.             37    Senior Vice President, Research and
                                           Development and Chief Scientific
                                           Officer
Mark D. Gessler                      36    Senior Vice President, Corporate
                                           Development and Chief Financial
                                           Officer
Daniel R. Passeri                    37    Senior Vice President, Technology
                                           and Program Management

------------------

     MICHAEL J. BRENNAN, M.D., PH.D. has served as President, Chief Executive Officer and a director of the Company since December 1995. From October 1993 to November 1995, he was Vice President, Business Development for Corange International Limited's worldwide therapeutics business, Boehringer Mannheim Therapeutics. From June 1990 to October 1993, Dr. Brennan was a director and the general manager of Boehringer Mannheim South Africa. Dr. Brennan received a Ph.D. in neurobiology and a M.D. from the University of the Witwatersrand, Johannesburg, South Africa. In 1985, he completed his residency in neurology at Boston City Hospital.

     KEITH O. ELLISTON, PH.D. has served as Senior Vice President, Research and Development and Chief Scientific Officer of the Company since February 1997. From July 1996 to February 1997, Dr. Elliston was Head of Genome Sciences at Bayer Corporation, a pharmaceutical company, and also responsible for establishing and directing its bioinformatics effort worldwide. From 1986 to July 1996, Dr. Elliston was involved in a wide range of genomics and drug discovery programs at Merck & Co., Inc. ("Merck"), a pharmaceutical company. In 1993, he founded the Department of

Bioinformatics at Merck. He also co-founded and was the scientific director of the Merck Gene Index project, involving the coordinated efforts of Merck, Washington University, Lawrence Livermore National Laboratory, the University of Pennsylvania and the National Center for Biotechnology Information. Dr. Elliston received his M.S. degree in genetics from the University of Minnesota and a Ph.D. in molecular genetics from Rutgers University. He is an advisory board member of the National Center for Biotechnology Information, National Institutes of Health, and the National Center for Genome Resources, and an Adjunct Professor at Rutgers University.

     MARK D. GESSLER has served as Senior Vice President, Corporate Development and Chief Financial Officer of the Company since June 1996. From February 1993 to June 1996, Mr. Gessler was with GeneMedicine, Inc., a gene therapy company, most recently as Vice President, Corporate Development. From 1988 until January 1993, he was Director of Business Development at BCM Technologies, Inc., the venture and technology subsidiary of Baylor College of Medicine. While in that position, Mr. Gessler co-founded three biotechnology companies and a software company. Mr. Gessler holds a MBA from the University of Tennessee and was an Adjunct Professor of Business Administration at Rice University from 1991 to 1996.

     DANIEL R. PASSERI has served as Senior Vice President, Technology and Program Management of the Company since January 1998. From March 1997 to December 1997, he was the Company's Vice President, Business Development and Intellectual Property. From March 1995 to March 1997, Mr. Passeri was Director of Technology Management for the Boehringer Mannheim Group, responsible for the assessment and acquisition or licensing of new biomedical technologies. From January 1992 to February 1995 he was Acting Chief, Cellular Growth and Regulation Branch of the Office of Technology Transfer of the National Institutes of Health and its Senior Licensing Specialist. He served as a Patent Examiner in the biotechnology section of the USPTO. Mr. Passeri holds a M.Sc. in biotechnology from the Imperial College of Science, Technology and Medicine, University of London. He holds a J.D. from George Washington University. He is registered to practice before the USPTO and in the State of Maryland and has been an adjunct professor at George Washington University since 1995.

RISK FACTORS

     THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT ON FORM 10-K AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

     TECHNOLOGICAL UNCERTAINTY AND PRODUCT DEVELOPMENT RISK. The Company has developed and intends to continue to develop its ACCELERATED DRUG DISCOVERY system, including its proprietary READS and MuST technologies, bioinformatics system and Flow-thru Chip, for the identification of genes, drug targets and drug leads useful for the discovery and development of therapeutic and diagnostic products. These technologies are new and unproven approaches and are based on the assumption that information about gene expression and gene sequences may enable scientists better to understand complex disease processes. Generally, there is limited understanding of the roles of genes in these diseases, and relatively few therapeutic products based on gene discoveries have been developed and commercialized. There can be no assurance that the Company's technologies will enable it or its strategic partners to identify genes, drug targets and drug leads useful for the discovery and development of therapeutic and diagnostic products. Even if the Company is successful in identifying genes and drug targets associated with specific diseases, there can be no assurance that the Company or its strategic partners will be able to discover drug leads or develop products based on such discoveries. To date, no drug targets or drug leads have been identified based on the Company's technologies, and the Company has not commercialized any therapeutic or diagnostic products either alone or in conjunction with its strategic partners. Failure to identify genes, drug targets and drug leads useful for the discovery and development of therapeutic and diagnostic products will have a material adverse effect on the Company's business, financial condition and results of operations.

     The development of therapeutic and diagnostic products based on the Company's discoveries will also be subject to other risks of failure inherent in pharmaceutical development. These risks include, among others, the possibilities that any such products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory approvals; that any of the products, if safe and effective, will prove difficult or impossible to manufacture on a large scale or will be uneconomical to market; that the proprietary rights of third parties will preclude the Company or its strategic partners from marketing any products developed; and that third parties will market equivalent or superior products. As a result, there can be no assurance that the activities of the Company or its strategic partners will result in any commercially viable products.

     The Company has created a prototype of the Flow-thru Chip and plans to commence in-house testing during 1998 but has not yet produced the Flow-thru Chip on a commercial scale. The Company is in the process of developing its suite of genomic database products, but, to date, only the GENE EXPRESS NORMAL database is commercially available. Other than the option to require the Company to develop Flow-thru Chip assays and the non-exclusive license to the GENE EXPRESS NORMAL database granted to Japan Tobacco and the non-exclusive license to the GENE EXPRESS NORMAL database granted to Organon, the Company has not sold or licensed rights to its Flow-thru Chip or any of its genomic database products. There can be no assurance that the development or commercial scale up of the Flow-thru Chip or the genomic database products will be successful or that the Company will be successful in marketing such products.

     The success of the Company's genomic database products will depend on the Company's ability to generate genomic data content and analyze such data using software tools. Gene Logic's database products are complex and sophisticated and could contain design defects or software errors that could be difficult to detect and correct. There can be no assurance that, despite testing by the Company and its strategic partners and customers, errors, bugs and viruses will not be found in current and future products, if any. Failure to maintain and further develop the necessary bioinformatics platform to support the drug discovery efforts of the Company and its partners could result in the loss of or delay in revenues and market acceptance, which could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's genomic database products contain genomic information generated by the Company's technologies, the development and commercialization of the Company's genomic database products will be materially adversely affected in the event that its technologies fail to generate such information. See "Gene Logic's ACCELERATED DRUG DISCOVERY System" and "Gene Logic Programs and Products."

     RELIANCE ON STRATEGIC PARTNERS. The Company's strategy for development and commercialization of therapeutic and diagnostic products based on its discoveries depends, in large part, upon the formation of multiple strategic alliances and licensing arrangements to pursue drug targets and drug leads. The Company has established strategic alliances with Procter & Gamble, Japan Tobacco and Organon. These strategic alliances have only been formed within the past year. No drug targets have been identified pursuant to such alliances, and there can be no assurance that the alliances will be successful. There can also be no assurance that the Company will establish additional strategic alliances or licensing arrangements that it deems necessary to develop and commercialize products based upon its discovery programs, that any such agreements will be made under terms acceptable to the Company or that any future strategic alliances or licensing arrangements will ultimately be successful. The Company has received a substantial portion of its revenues since inception from alliances with its strategic partners and expects to continue to do so in the near term. Failure of the Company to enter into additional strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's strategy includes entering into multiple, concurrent strategic alliances. There can be no assurance that the Company will successfully manage simultaneous collaborative programs. Failure by the Company to manage existing and future strategic alliances, maintain confidentiality among strategic partners or prevent the occurrence of conflicts among strategic partners could lead to disputes that result in, among other things, a significant strain on management resources, legal claims involving significant time, expense and loss of reputation, loss of capital or a loss of revenues, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to rely on strategic partners for preclinical studies, clinical development, regulatory approval, manufacturing and marketing of therapeutic and diagnostic products, if any, resulting from its discovery programs. Agreements with strategic partners typically will allow such partners significant discretion in electing whether to pursue any of these activities. The Company cannot control the amount and timing of resources its strategic partners may devote to the Company's programs or potential products, and there can be no assurance that such partners will perform their obligations as expected. A strategic partner's performance under its alliance agreement with the Company could be materially adversely affected if such partner were involved in certain third party transactions such as a business combination or in the event that the partner had a significant strategic shift in its business focus. If any strategic partner were to breach its agreement with the Company, or otherwise fail to conduct its collaborative activities in a timely manner, such conduct could have a material adverse effect on the Company's business, financial condition and results of operations. Each of the Company's current strategic alliances provides the strategic partner with certain rights to terminate the alliance agreement prior to the natural expiration of its term. The early termination of any strategic alliance could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to continue to rely on its strategic partners for significant funding in support of its research operations. The Company would be required to devote additional internal resources to such programs, or to scale back or terminate certain programs, if such funding were not available or were reduced in amount.

     Should a strategic partner fail to develop or commercialize a product to which it has the rights, the Company's business may be materially adversely affected. There can be no assurance that a strategic partner will not develop, either along or with others, alternative technologies or products which are competitive with any that might result from the Company's research program with the strategic partner. Possible disagreements between the Company and its partners could lead to delays in collaborative research, development or commercialization of certain products or could require or result in litigation or arbitration, which would be time consuming and expensive, and could have a material adverse effect on the Company's business, financial conditions and results of operations. See "Gene Logic's Strategy" and "Drug Target and Lead Discovery Programs - Strategic Alliances."

     LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES; PROFITABILITY UNCERTAIN. The Company has a limited operating history and is at an early stage of development. The Company was founded in September 1994, but did not scale up operations until May 1996 following its first major financing. Substantially all of the Company's resources have been, and for the foreseeable future will continue to be, dedicated to the development of the Company's ACCELERATED DRUG DISCOVERY system and its application to the identification of genes, drug targets and drug leads with therapeutic and diagnostic potential. All of the Company's programs and strategic alliances are at an early stage. The development of the Company's technologies and their application to the discovery of genes, drug targets and drug leads will require significant additional research and development and investment, including testing to further validate performance and demonstrate cost effectiveness. There can be no assurance that the Company's technologies will continue to be successfully developed, or that any therapeutic or diagnostic products discovered or developed through their utilization will prove to be commercially useful, meet applicable regulatory standards in a timely manner or at all, compete with other technologies and products, avoid infringing the proprietary rights of others, be manufactured in sufficient quantities or at reasonable costs or be marketed successfully. The Company expects that it will be a number of years, if ever, before the Company will recognize revenue from therapeutic or diagnostic product sales or royalties.

     The Company has incurred operating losses in each year since its inception, including net losses of approximately $2.9 million and $7.2 million during the years ended December 31, 1996 and 1997, respectively, and as of December 31, 1997, had an accumulated deficit of $12.7 million. The Company expects to incur additional losses for at least the next several years and that such losses will increase as the Company expands its research and development activities. The Company's losses to date have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. To date, substantially all of the Company's revenues have been derived from payments from strategic alliances and licensing arrangements, and the Company expects that substantially all of its revenues for the foreseeable future will result from payments from strategic alliances and licensing arrangements and interest income. There can be no assurance that the Company will receive additional revenues under existing strategic alliances or that the Company will be successful in entering into any new strategic alliance that results in revenues. The Company's ability to generate revenues and achieve profitability is dependent in large part on the Company's ability to enter into additional strategic alliances, and on the ability of the Company and its strategic partners to discover genes and drug targets associated with particular diseases and, thereafter, utilize such discoveries to identify drug leads, develop therapeutic and diagnostic products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such products. In addition, to the extent that the Company relies upon others for these research, development and commercialization activities, the Company's ability to achieve profitability will be dependent in part upon the success of such outside parties. The time required to reach profitability is highly uncertain and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     DEPENDENCE UPON ACCESS TO CERTAIN MATERIALS AND INFORMATION AND LICENSED TECHNOLOGIES. The Company obtains relevant normal and diseased human tissue samples, related clinical and other biological information and animal disease models through collaborations with academic institutions and commercial organizations. Use of the Company's technologies to discover disease-related genes and drug targets requires access to such materials and information and there is substantial competition for such materials and information. There can be no assurance that the Company will continue to be able to obtain access to such materials and information upon terms acceptable to the Company, if at all, and any material lack of availability of such materials and information would have a material adverse effect on the Company's business, financial condition and results of operations. See "Gene Logic Programs and Products."

     Certain of the components of the ACCELERATED DRUG DISCOVERY system, such as the technologies underlying READS, MuST and the Flow-thru Chip, have been acquired or licensed from third parties. Changes in certain third party license agreements and relationships, or termination thereof, could materially adversely affect the Company's research and development activities. There can be no assurance that the Company will be able to acquire from third parties or develop new technologies, alone or with others. Failure to license necessary technologies would have a material adverse effect on the Company's business, financial condition and results of operations. There also can be no assurance that there will not be disruptions in the Company's relationships with third parties from whom the Company derives technology, or that any disruptions that do arise will be resolved in a timely and cost-effective manner, if at all. Any such disruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

     FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results may fluctuate significantly from quarter to quarter as a result of a variety of factors, including changes in the demand for the Company's technologies and products, variations in payments under strategic alliances, including milestone payments, royalties, license fees and other contract revenues, the timing of new product introductions, if any, by the Company, changes in the research and development budgets of the Company's strategic partners and any potential partners, the introduction of new products by the Company's competitors and other competitive factors, regulatory actions, adoption of new technologies, manufacturing results, and the cost, quality and availability of cell and tissue samples, reagents and related components. If revenue in a particular period does not meet expectations, the Company may not be able to adjust significantly its level of expenditures in such period, which would have an adverse effect on the Company's operating results. The Company believes that quarterly comparisons of its financial results will not necessarily be a meaningful indication of future performance. Due to the foregoing and other unforeseen factors, in some future quarter or quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PATENTS AND PROPRIETARY RIGHTS; THIRD PARTY RIGHTS. Gene Logic seeks United States and international patent protection for major components of its technology platform, including elements of its READS, MuST, Flow-thru Chip and bioinformatics technologies; it relies upon trade secret protection for certain of its confidential and proprietary information; and it uses license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. The Company's commercial success will be dependent in part upon its ability to obtain commercially valuable patent claims and to protect its intellectual property portfolio.

     As of March 16, 1998, Gene Logic had exclusive rights to 17 United States patent applications relating to its technologies. The Company has exclusive rights to a United States patent covering key aspects of the READS gene expression analysis. The Company has also received notice of allowance for a United States patent application covering key aspects of gene expression analysis, and notice of allowance for a United States patent application covering its MuST technology.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Gene Logic, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the pending patent applications to which the Company has exclusive rights will result in issued patents, that the claims of any patents which are issued will provide meaningful protection, that the Company will develop additional proprietary technologies that are patentable, that any patents licensed or issued to the Company or its strategic partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology field in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are licensed or issued to the Company, design around the patented technologies licensed to or developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

     The Company is aware of a number of United States patents and patent applications and corresponding foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA chips. There can be no assurance that these or other technologies will not provide third parties with competitive advantages over the Company and will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover the prior art or have other defects. There can be no assurance that an owner or licensee of a patent in the field will not threaten or file an infringement action or that the Company would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any required licenses would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Company from utilizing or commercializing one or more of its technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has applied, and intends to make additional applications, for patent protection for methods relating to gene expression, for the disease-specific patterns of gene expression it identifies and for the individual disease genes and targets it discovers. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through its discovery programs. There can be no assurance that the Company will be able to obtain meaningful patent protection for its discoveries; even if patents are issued, the scope of the coverage or protection afforded thereby is uncertain. Failure to secure such meaningful patent protection could have a material adverse effect on the Company's business, financial condition and results of operations.

     Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its strategic partners may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time the Company applies for patent protection on a corresponding gene could adversely affect the Company's ability to obtain patent protection with respect to such gene or to the related expression patterns. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes or gene products that are similar, or identical to, any for which the Company may seek patent protection. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company. Any legal action against the Company or its strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its strategic partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its strategic partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. The Company believes that there is likely to be significant litigation in the industry regarding patent and other intellectual property rights.

If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources and have a material adverse effect on the Company's business, financial condition and results of operations.

     Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may adversely affect the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from its strategic partners are based on the existence of a valid patent covering the product subject to the royalty obligation.

     With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, the Company has chosen to rely on trade secret protection and confidentiality agreements to protect its interests. The Company believes that several elements of its ACCELERATED DRUG DISCOVERY system involve proprietary know-how, technology or data which are not covered by patents or patent applications. In addition, the Company has developed a proprietary index of gene and gene fragment sequences which it updates on an ongoing basis. Some of these data will be the subject of patent applications whereas other data will be maintained as proprietary trade secret information. The Company has taken security measures to protect its proprietary know-how and technologies and confidential data and continues to explore further methods of protection. While Gene Logic requires all employees, consultants and collaborators to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, or that the Company can meaningfully protect its trade secrets. In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, the Company's policy is to make available to its partner only such data as are relevant to the partnership or arrangement, under controlled circumstances, and only during the contractual term of the strategic partnership or collaborative arrangement, and subject to a duty of confidentiality on the part of its partner or collaborator. There can be no assurance, however, that such measures will adequately protect the Company's data. Any material leak of confidential data into the public domain or to third parties may have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is a party to various license agreements which give it rights to use certain technologies and biological materials in its research and development processes. There can be no assurance that the Company will be able to maintain such rights on commercially reasonable terms, if at all. Failure by the Company to maintain such rights could have a material adverse effect on the Company's business, financial condition and results of operations.

     INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE. Competition among entities attempting to identify genes associated with specific diseases and to develop products based on such discoveries is intense. Gene Logic faces, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. The Company is aware that certain entities are utilizing a variety of different gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with the Company's competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, the Company will need to demonstrate to potential customers that its technologies and capabilities are superior to competing technologies.

     Many of the Company's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than the Company. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of Gene Logic or which are more effective than those developed by Gene Logic or its strategic partners, or may obtain regulatory approvals of their drugs more rapidly than the Company and its strategic partners, any of which could have a material adverse effect on any similar Gene Logic program. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its strategic partners' ability to use the Company's drug discovery technologies or commercialize therapeutic or diagnostic products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also faces competition from these and other entities in gaining access to relevant samples used in its discovery programs.

     The Company will rely on its strategic partners for support of certain of its discovery programs and intends to rely on its strategic partners for preclinical and clinical development of related potential products and the manufacturing and marketing of such products. Each of the Company's strategic partners is conducting multiple product development efforts within each area which is the subject of its strategic alliance with Gene Logic. Generally, the Company's strategic alliance agreements do not preclude the strategic partner from pursuing development efforts utilizing approaches distinct from that which is the subject of the alliance. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by a strategic partner. See "--Reliance on Strategic Partners."

     Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, gene expression analysis, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on its maintaining a competitive position in the genomics field. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective drug target and drug lead technologies, including technologies which may be unrelated to genomics. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

     FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF ACCESS TO ADDITIONAL FUNDING. The Company has invested significant capital in its infrastructure and in its scientific and business development activities and expects capital and operating expenditures to increase over the next several years as it expands its operations. The Company believes that existing cash and marketable securities and anticipated cash flow from its current strategic alliances will be sufficient to support the Company's operations for at least the next 24 months. This expectation is based on the Company's current operating plan, which could change as a result of many factors, and the Company could require additional funding sooner than expected. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if it has sufficient funds for its operating plan. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current strategic alliances to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report on Form 10-K. The Company's actual future capital requirements and the adequacy of its available funds will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain strategic alliance and licensing arrangements and the progress of the development and commercialization efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its strategic alliance arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

     The Company expects that it will require significant additional funding in the future, which it may seek through public or private equity offerings, debt financings or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed, or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate funds are not available when needed, the Company may be required to curtail operations significantly or to obtain funds by entering into strategic alliances and licensing arrangements, in which case the Company may be required to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     ATTRACTION AND RETENTION OF KEY EMPLOYEES. The Company is highly dependent on the principal members of its management and scientific staff. The loss of the services of any of these persons could significantly impede the accomplishment of the Company's scientific and business objectives. The Company's success is also dependent upon its ability to attract and retain additional qualified scientific, technical and managerial personnel. There is substantial competition among biotechnology, pharmaceutical and health care companies, universities, government entities and non-profit organizations for such personnel, and there can be no assurance that the Company will retain its key scientific, technical and managerial employees or that it will be able to attract, assimilate and retain such other highly qualified scientific, technical and managerial personnel as may be required in the future. The inability of the Company to retain its current scientific, technical and managerial personnel and to attract and retain additional key employees could have a material adverse effect on the Company's business, financial condition and results of operations. See "Competition" and "Employees."

     GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL; HAZARDOUS MATERIALS. The Company does not plan to conduct clinical trials in humans or commercialize therapeutic products discovered as a result of its genes, drug target and drug lead discovery programs but intends to rely on its strategic partners to conduct such activities. Prior to marketing, any new drug developed by the Company's strategic partners must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in FDA policies for drug approval during the period of product development and FDA regulatory review of each submitted NDA in the case of new pharmaceutical agents, or PLA or BLA in the case of biological therapeutics. Similar delays may also be encountered in the regulatory approval of any diagnostic product, where such approval is required, and in obtaining regulatory approval in foreign countries. Delays in obtaining regulatory approvals could adversely affect the marketing of any drugs developed by the Company or its strategic partners, impose costly procedures upon the Company's or its partners' activities, diminish any competitive advantages that the Company or its partners may attain and adversely affect the Company's receipt of royalties. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic products developed by the Company or its strategic partners. Furthermore, regulatory approval may entail limitations on the indicated uses of a drug. Because certain of the products likely to result from the Company's drug target and drug lead discovery programs involve the application of new technologies and may be based upon a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products based upon more conventional technologies.

     Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, and could have a material adverse effect on the Company's business, financial condition and results of operations. Violations of regulatory requirements at any stage during the regulatory process, including preclinical studies and clinical trials, the approval process, post-approval or in good manufacturing practices manufacturing requirements, may result in various adverse consequences to the Company, including the FDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA, PLA or BLA holder. No IND has been submitted for any product candidate resulting from the Company's discovery programs, and no product candidate has been approved for commercialization in the United States or elsewhere. The Company intends to rely on its strategic partners to file INDs and generally direct the regulatory approval process. There can be no assurance that the Company's strategic partners will be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's strategic partners from marketing drugs or diagnostic products developed through the Company's research or limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's research and development activities involve the controlled use of certain biological and other hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any liability could exceed the resources of the Company. Other than such laws and regulations governing the generation, use and disposal of hazardous materials and wastes, and limiting workplace exposures to such materials, the Company does not believe its current and proposed activities are subject to any specific government regulation other than regulations affecting the operations of companies generally.

     ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF GENE-BASED DIAGNOSTICS. The Company and its partners may seek to develop diagnostic products based on genes it discovers. The prospect of broadly available gene-based diagnostic tests raises issues regarding their appropriate utilization and the confidentiality of the information provided by such testing. It is possible that discrimination by third party payors, based on the results of such testing, could lead to the increase of premiums by such payors to prohibitive levels, outright cancellation of insurance or unwillingness to provide coverage to individuals showing unfavorable gene expression profiles. Similarly, employers could discriminate against employees with gene expression profiles indicative of the potential for high disease-related costs and lost employment time. Finally, government authorities could, for social or other purposes, limit or prohibit the use of such tests under certain circumstances. There can be no assurance that such ethical and social factors or concerns about genetic testing and target identification will not have a material adverse effect on market acceptance of the Company's technologies and products.

     REIMBURSEMENT RISK. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governments and third party payors to contain or reduce the costs of health care through various means including by limiting prices paid for pharmaceuticals. In both the United States and elsewhere, sale of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government insurance programs (Medicare and Medicaid) and private and corporate health insurance plans. Third party payors are increasingly challenging the prices charged for pharmaceuticals and, in some cases, refusing payment for off-label use and other uses of pharmaceuticals they deem inappropriate.

     EXPANSION OF OPERATIONS; MANAGEMENT OF GROWTH. The Company has recently experienced, and expects to continue to experience, significant growth in the number of its employees and the scope of its operations. The Company has significantly increased the scale of its operations and number of employees to support its partnered and independent discovery programs and to manage its strategic alliances. The number of full-time employees of the Company increased from three on January 1, 1996 to 72 on December 31, 1997, and in March 1998 the Company relocated its principal business offices. This growth and relocation has placed, and may continue to place, a significant strain on the Company's management, operations and systems. The Company's ability to manage such growth effectively will depend upon its broadening its management team and attracting, hiring and retaining skilled employees. In addition, in order to increase capacity to remain competitive and satisfy the needs of current and future strategic partners, the Company will be required to acquire additional capital equipment and resources. There can be no assurance that the Company will be able to manage its growth, and the Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. See "Employees."

     LIMITED CLINICAL DEVELOPMENT, MANUFACTURING, MARKETING AND SALES EXPERIENCE. The Company has made no investment in therapeutic or diagnostic manufacturing, marketing or product sales resources and does not generally expect to engage directly in the manufacturing, marketing or sale of therapeutic or diagnostic products. Instead, the Company currently intends to contract with others to pursue the commercialization of therapeutic or diagnostic products based upon or discovered using its technologies. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, if at all. The Company will be dependent to a significant extent on partners, licensees or other entities for development, manufacturing and commercialization of such products. The Company's dependence upon third parties for the manufacture, marketing and sales of therapeutic or diagnostic products may materially adversely affect the Company's ability to develop and deliver such products on a timely and competitive basis, if at all. To the extent the Company directly engages in development, manufacturing and marketing of certain therapeutic or diagnostic products, it will require substantial additional funds, personnel and production facilities. See "Reliance on Strategic Partners."

     PRODUCT LIABILITY EXPOSURE. Clinical trials, manufacturing, marketing and sale of any of the Company's or its partners' potential therapeutic or diagnostic products may expose the Company to liability claims from the use of such products. The Company currently does not carry product liability insurance. There can be no assurance that the Company or its partners will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. The inability to obtain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its partners. A product liability claim or recall would have a material adverse effect on the Company's business, financial condition and results of operations.

     POSSIBLE VOLATILITY OF STOCK PRICE. The market prices for securities of biotechnology and pharmaceutical companies have been highly volatile, and the market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. Announcements of technological innovations or new commercial products by the Company or its competitors, disputes or other developments concerning proprietary rights, including patents and litigation matters, developments concerning strategic alliance agreements, publicity regarding actual or potential results with respect to products or technology under development by the Company, its strategic partners or to the efficacy of new technologies, quarterly fluctuations in the Company's operating results, future sales of substantial amounts of Common Stock by existing stockholders and comments by securities analysts, as well as general market conditions and other factors, may have a significant impact on the market price of the Common Stock. In particular, the realization of any of the risks described in these "Risk Factors" could have a material adverse impact on such market price.

     ANTI-TAKEOVER PROVISIONS. The Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") provides for staggered terms for the members of the Board of Directors. In addition, the Restated Certificate authorizes the Board of Directors of the Company, without stockholder approval, to issues additional shares of Common Stock and to fix the rights, preferences and privileges of and issue additional shares of Preferred Stock with voting, conversion, dividend and other rights and preferences that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of Preferred Stock, rights to purchase Preferred Stock or additional shares of Common Stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of Preferred Stock or additional shares of Common Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's

Common Stock or limit the price that investors might be willing to pay for shares of the Company's Common Stock. Further, the Restated Certificate provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by written consent. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the President of the Company or by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors. These and other provisions contained in the Restated Certificate and the Company's By-laws, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests and, therefore, could adversely affect the price of the Company's Common Stock.

ITEM 2. PROPERTIES

     Gene Logic's headquarters consist of approximately 50,000 square feet of office and research laboratory space located at 708 Quince Orchard Road, Gaithersburg, Maryland pursuant to a lease which expires in 2007. The Company's Bioinformatics Systems Division occupies approximately 4,900 square feet of office space located at 2001 Center Street, Berkeley, California pursuant to a lease which expires in 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock of Gene Logic Inc. has been traded on the Nasdaq National Market under the symbol GLGC since November 21, 1997. Prior to November 21, 1997, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low closing prices per share of the Common Stock as reported by the Nasdaq National Market.

1997                                             HIGH               LOW
----                                          ----------         ---------
Fourth Quarter (commencing November 21,         $8.375              $7.625
1997)

     On March 16, 1998, the last sales price of the Common Stock as reported on the Nasdaq National Market was $8.50 per share. As of March 16, 1998, there were approximately 88 holders of record of the Company's Common Stock.

    The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1997, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (1) During the period, the Company granted stock options to employees, officers, directors and consultants of the Company under its 1996 Stock Plan covering an aggregate of 2,248,881 shares of the Company's Common Stock. Certain of these options vest over a period of time following their respective dates of grant. In addition, 152,943 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1996 Stock Plan.

     (2) During the period, the Company granted stock options to employees, officers and directors of the Company under its 1997 Equity Incentive Plan covering an aggregate of 238,500 shares of the Company's Common Stock. Certain of these options vest over a period of time following their respective dates of grant.

     (3) In April 1997, the Company issued a warrant to purchase 25,758 shares of Series B Preferred Stock at an exercise price of $2.20 per share in connection with an equipment loan agreement.

     (4) In April 1997, the Company issued a warrant to purchase 13,636 shares of Series B Preferred Stock at an exercise price of $2.20 per share in connection with the establishment of a capital lease facility.

     (5) In July 1997, pursuant to the terms of an equity financing of the Company, the Company issued 4,444,443 shares of Series C Preferred Stock to 30 investors for approximately $20.0 million. In addition, the Company paid approximately $660,000 to Hambrecht & Quist LLC for services as placement agent in connection with such financing, and approximately $67,000 to Bailey & Company, Inc. for services in connection with the financing.

     (6) In August 1997, in connection with the Company's facilities lease, the Company issued a warrant to purchase 20,000 shares of the Company's Common Stock at an exercise price of $5.40 per share. In November 1997, such warrant was fully exercised for 6,500 shares of Common Stock pursuant to a net exercise provision.

     (7) In September 1997, the Company issued 50,000 shares of Common Stock to Genaissance Pharmaceuticals, Inc. in connection with a negotiated settlement.

     (8) The Company issued a warrant to purchase 48,889 shares of its Common Stock at an exercise price of $4.50 per share to Hambrecht & Quist LLC for services as placement agent for the Company's Series C Preferred Stock financing, which closed on July 15, 1997. In November 1997, such warrant was fully exercised for 48,889 shares of Common Stock.

     (9) In September 1997, the Company issued a warrant to purchase 4,293 shares of Series B Preferred Stock at an exercise price of $2.20 per share in connection with an equipment loan agreement.

     (10) In November 1997, the Company issued 375,000 shares of Common Stock at a purchase price of $8.00 per share to Japan Tobacco Inc. in connection with a strategic alliance.


     The grant of stock options described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

     The sales and issuances of securities in the transactions described in paragraphs (3) through (10) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

     The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

     On November 20, 1997, the Company's Form S-1 registration statement (File no. 333-37317) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 3,000,000 shares of the Company's Common Stock, $.01 par value. The offering commenced on November 21, 1997 and the sale to the public of 3,000,000 shares of Common Stock at $8.00 per share was completed on November 26, 1997 for an aggregate price of $24.0 million. The registration statement covered an additional 450,000 shares of Common Stock that the underwriters had the option to purchase solely to cover over-allotments. The managing underwriters for the offering were BancAmerica Robertson Stephens, Hambrecht & Quist LLC and UBS Securities LLC. On December 22, 1997, the underwriters exercised their option to purchase 347,000 additional shares of Common Stock.
 A total of 3,347,000 shares of Common Stock were sold in the offering at an aggregate price of approximately $26.8 million. All of the shares sold in the offering were sold by the Company.

  Expenses incurred by the Company through December 31, 1997 in connection with the issuance and distribution of Common Stock in the offering included underwriting discounts, commissions and allowances and other expenses of approximately $1.9 million and $1.0 million, respectively. Total offering expenses of approximately $2.8 million resulted in net offering proceeds to the Company of approximately $23.9 million. No expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company.

  Of the net offering proceeds to the Company of approximately $23.9 million, through December 31, 1997, approximately $326,000 had been used to fund tenant improvements, approximately $129,000 had been used to fund capital expenditures, approximately $878,000 had been used for enhancement of internal research and development capabilities and approximately $535,000 had been used for general corporate purposes. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Approximately $22.1 million of the net offering proceeds remain as working capital.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for the years ended December 31, 1997, 1996 and 1995 and with respect to the balance sheets at December 31, 1997 and 1996 have been derived from audited financial statements included as part of this Form 10-K. The statement of operations data for the period from September 22, 1994 (inception) through December 31, 1994 and the balance sheet data at December 31, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. The following selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                                                                   PERIOD FROM
                                                                                                               SEPTEMBER 22, 1994
                                                                        YEARS ENDED DECEMBER 31,                  (INCEPTION)
                                                              -----------------------------------------             THROUGH
                                                                 1997           1996             1995           DECEMBER 31, 1994
                                                              ----------     ---------        ---------       --------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Statement of Operations Data:
 Revenues                                                      $ 2,047     $        -         $      -               $       -
 Operating expenses:
      Research and development                                   6,061           1,741              486                     44
      General and administrative                                 3,826           1,345              258                     46
                                                           -----------      ----------          --------                --------
 Total operating expenses                                        9,887           3,086              744                     90
 Interest income, net                                              745             221                -                      -
 Income tax expense                                                100               -                -                      -
                                                           -----------      ----------          --------                --------
 Net loss                                                      $(7,195)        $(2,865)           $ (744)                $  (90)

 Basic and dilutive net loss per
  common share                                                 $ (3.97)        $ (5.87)          $ (3.48)
                                                           -----------      ----------          --------
                                                           -----------      ----------          --------
 Shares used in computing basic
  and dilutive net loss per
  common share                                                   2,138             572               214
                                                           -----------      ----------          --------
                                                           -----------      ----------          --------
 Pro forma net loss per
  common share                                                 $ (0.90)        $ (0.72)
                                                           -----------      ----------
                                                           -----------      ----------

 Shares used in computing
  pro forma net loss per
   common share                                                  8,004           3,987
                                                           -----------      ----------
                                                           -----------      ----------


                                                                                              DECEMBER 31,
                                                                    ---------------------------------------------------------------
                                                                       1997              1996              1995             1994
                                                                    ---------         ---------         ---------        ----------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities                    $ 46,621          $  5,671           $    348          $    298
Working capital                                                       42,455             4,581                246               311
Total assets                                                          53,972             7,819                424               311
Total long-term debt and capital lease obligation                      1,551               446                  -                 -
Total mandatorily redeemable convertible preferred stock                   -            10,471              1,153               400
Total stockholders' equity                                            46,067           (4,187)              (833)              (89)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISK AND UNCERTAINTIES. ACTUAL EVENTS AND RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-K.

OVERVIEW

     The Company was incorporated in September 1994, and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products used to identify the expression of genes, drug targets and drug leads. The Company has incurred losses since inception and, as of December 31, 1997, had an accumulated deficit of $12.7 million.

     The Company entered into a strategic alliance with Procter & Gamble in May 1997, with Japan Tobacco in September 1997, and with Organon in December 1997. These agreements provide the Company with various combinations of technology and database access fees and research funding and may provide certain additional payments upon the attainment of research product development and/or regulatory milestones and royalty payments based on sales of any products resulting from the strategic alliances. Revenue recognized under the alliances with Procter & Gamble, Japan Tobacco and Organon through December 31, 1997 totaled approximately $2.0 million. Procter & Gamble and Japan Tobacco each have the option to expand the alliances to cover additional disease indications. Japan Tobacco purchased $3.0 million of the Company's Common Stock in a private placement that closed simultaneously with the Company's initial public offering.

     Gene Logic's future profitability will depend in part on the successful development and marketing of the ACCELERATED DRUG DISCOVERY system, the genomic database products and the Flow-thru Chip and the establishment of strategic alliances. Payments from strategic alliance partners and interest income are expected to be the only sources of revenue for the foreseeable future. Such revenue is dependent in large part on the discovery of genes, drug targets and drug leads using the Company's technologies. Royalties or other revenue from commercial sales of products developed from any therapeutic or diagnostic product identified using the Company's technologies are not expected for at least several years, if at all. Payments under strategic alliances will be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company entering into additional alliances. There can be no assurance that the Company will enter into additional alliances on acceptable terms, if at all, or that such current or future alliances will be successful.

     The Company has incurred operating losses in each year since its inception, including net losses of approximately $2.9 million and $7.2 million for the years ended December 31, 1996 and 1997, respectively, and, at December 31, 1997, the Company had an accumulated deficit of approximately $12.7 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's interest income and revenues which to date have been generated principally from strategic alliances. The Company expects to incur additional operating losses over the next few years as a result of increases in its expenses for research and development capabilities.

     The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including changes in the demand for the Company's technologies and products, variations in payments under strategic alliances, including milestone payments, royalties, license fees and other contract revenues, and the timing of new product introductions, if any, by the Company. The Company's quarterly operating results may also fluctuate significantly depending on changes in the research and development budgets of the Company's strategic partners and any potential partners, the introduction of new products by the Company's competitors and other competitive factors, regulatory actions, adoption of new technologies, manufacturing results, and the cost, quality and availability of cell and tissue samples, reagents and related components.

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Revenue under strategic alliance agreements was $2.0 million for 1997. There was no revenue in 1996. The 1997 revenue resulted from the Company's strategic alliance agreements with Procter & Gamble, Japan Tobacco and Organon. Under the terms of the strategic alliance agreements, payments for technology and database access fees and research funding are recognized as revenue ratably over the period for which the payments are made. Payments related to the achievement of certain milestones are recognized as revenue when the milestones are achieved.

     Research and development expenses increased to $6.1 million for 1997 from $1.7 million in 1996. This increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies and increased equipment depreciation as a result of capital expenditures. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate new and existing strategic alliances.

     General and administrative expenses increased to $3.8 million for 1997 from $1.3 million in 1996. This increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and professional fees in connection with the overall scale up of the Company's operations and business development efforts. The Company expects that general and administrative expenses will continue to increase as the Company continues to expand its operations.

     Net interest income increased to $745,000 for 1997 from $221,000 in 1996. This increase was primarily due to larger cash and investment balances on hand during 1997 as a result of private placements of equity securities and the completion of the Company's initial public offering.

     As of December 31, 1997, the Company had accumulated losses of $12.7 million since inception and, therefore, has not paid any federal income taxes. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain.

Accordingly, valuation allowances in amounts equal to the deferred tax assets have been established to reflect these uncertainties. See Note 7 of Notes to Financial Statements.

     YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Research and development expenses increased to $1.7 million in 1996 from $486,000 in 1995. This increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies and increased contracted services.

     General and administrative expenses increased to $1.3 million in 1996 from $258,000 in 1995. This increase was primarily attributable to increased payroll and personnel expenses as the Company hired additional management and administrative personnel and professional fees in connection with the expansion of the Company's operations and business development efforts.

     The Company had net interest income of $221,000 in 1996 resulting from interest earned on cash and marketable securities derived from private placements of equity securities. The Company did not earn interest income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1997, the Company financed its operations through proceeds from the Company's initial public offering and private placements of equity securities, payment from strategic alliance partners, a capital lease and an equipment loan. In November 1997, the Company completed an initial public offering of 3,347,000 shares of its Common Stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $23.9 million. The private placement of equity securities has provided the Company with aggregate gross proceeds of approximately $33.2 million as of December 31, 1997. The Company has received, as of December 31, 1997, $5.5 million under its strategic alliances for technology and database access fees and research funding, of which $2.0 million has been recognized as revenue. The Company has also obtained $471,000 of capital lease financing and $1.1 million under an equipment loan. As of December 31, 1997, the Company had approximately $46.6 million in cash and marketable securities.

     During 1995, 1996 and 1997, the Company had expenditures relating to intangible and other assets of approximately $63,000, $126,000 and $643,000, respectively. These expenditures were primarily for patent costs and license fees. The Company will amortize capitalized patent costs to research and development expense once the patents issue. These expenditures are necessary to protect the Company's intellectual property and to secure rights to current technology and are expected to continue to increase.

     Amounts financed for equipment under a capital lease for the year ended December 31, 1996 were approximately $471,000. The Company also had purchases of equipment of approximately $12,000, $1.3 million and $3.1 million during 1995, 1996 and 1997, respectively.

The Company's new office and research laboratory facility was completed in February 1998. Payments for tenant improvements were approximately $326,000 as of December 31, 1997. The Company anticipates funding additional improvements for the new facility in the amount of $1.7 million in 1998. In addition, the Company expects capital expenditures to increase over the next several years as it expands its facilities and acquires significant scientific and computer equipment to support the planned expansion of its research and development efforts.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $10.4 million to offset federal and state income taxes. The Company's research and development tax credit carryforwards were estimated to be approximately $279,000 as of December 31, 1997 for federal income tax purposes. If not utilized, the federal and state net operating loss carryforwards will expire through 2011. See Note 7 to Notes to Financial Statements.

     To date, all revenue received by the Company has been from its strategic alliances. The Company expects that substantially all revenue for the foreseeable future will come from strategic alliance partners and interest income. Furthermore, the Company's ability to achieve profitability will be dependent upon the ability of the Company to enter into additional strategic alliances. There can be no assurance that the Company will be able to negotiate additional strategic alliances in the future on acceptable terms, if at all, or that current or future strategic alliances will be successful and provide the Company with expected benefits.

     The Company believes that existing cash and marketable securities and anticipated cash flow from its current strategic alliances will be sufficient to support the Company's operations for at least the next 24 months. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current strategic alliances to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and in Item 1 under the caption "Risk Factors" and elsewhere in this Report on Form 10-K. The Company's actual future capital requirements and the adequacy of its available funds, will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements and the progress of the development and commercialization efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its strategic alliance arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights. The Company expects that it will require significant additional financings in the future, which it may seek to raise through public or private equity offerings, debt financing or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed, if at all, or that, if available, such financing will be obtained on terms favorable to the Company or its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, the Company may be required to curtail significantly one or more of its research and development programs or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto, together with the Independent Public Accountants Report thereon, appear at pages F-1 through F-18 of this Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The information required by this item is incorporated by reference to the information set forth in the section captioned "Election of Directors," contained in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

     The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Report on Form 10-K.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    The information required by this item is incorporated by reference to the information set forth in the section entitled "Compliance with the Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth in the section captioned "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth in the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth in the section captioned "Certain Transactions" contained in the Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)1.     FINANCIAL STATEMENTS

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Report on Form 10-K.

     FINANCIAL STATEMENTS OF GENE LOGIC INC.                             PAGE
     Report of Independent Public Accountants                            F-2

     Balance Sheets as of December 31, 1997 and 1996                     F-3

     Statements of Operations for the Years Ended December 31, 1997,
          1996 and 1995
                                                                         F-4

     Statements of Stockholders' Equity for the Years Ended December
          31, 1997, 1996 and 1995                                        F-5

     Statements of Cash Flows for the Years Ended December 31, 1997,
          1996 and 1995                                                  F-6

     Notes to Financial Statements                                       F-7


(a)2.     FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not required, are not applicable, or the information is included in the Financial Statements or Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

(a)3.     INDEX TO EXHIBITS

   EXHIBIT
   NUMBER                      DESCRIPTION OF DOCUMENT
   ------                      -----------------------
    3.1     Amended and Restated Certificate of Incorporation.  (1)

    3.2     By-Laws, as amended and restated.  (1)
    4.1     Reference is made to Exhibits 3.1 and 3.2.
    4.2     Specimen stock certificate.  (1)
  *10.1     Form of Indemnity Agreement entered into between Registrant and its directors and officers.  (1)
  *10.2     Registrant's 1997 Equity Incentive Plan (the "Stock Plan").  (1)
  *10.3     Form of Stock Option Agreement under the Stock Plan.  (1)
  *10.4     Form of Stock Option Grant Notice.  (1)
  *10.5     Registrant's  Employee  Stock  Purchase  Plan  and related offering document. (1)
  *10.6     Registrant's Non-Employee Directors' Stock Option Plan.  (1)
  *10.7     Form of Nonstatutory Stock Option under the Non-Employee Directors'
            Stock Option Plan.  (1)
  *10.8     Stock  Restriction  Agreement,  dated  July  31,  1996, between the
            Registrant and Mark D. Gessler.  (1)
  *10.9     Stock  Restriction  Agreement, dated December 20, 1996, between the
            Registrant and Michael J. Brennan.  (1)
  *10.10    Stock  Restriction  Agreement,  dated  July  31,  1996, between the
            Registrant and Michael J. Brennan.  (1)
   10.11    Amended  and  Restated  Investor  Rights  Agreement, dated July 15,
            1997, between the Registrant and certain investors.  (1)
  *10.12    Employment  Agreement,  dated  October  31,  1995,  between  the
            Registrant and Michael J. Brennan.  (1)
  *10.13    Amendment  to the Employment Agreement, dated July 9, 1997, between the Registrant and Michael J. Brennan.  (1)
  *10.14    Employment  Agreement,  dated  May 16, 1996, between the Registrant and Mark D. Gessler.  (1)
  *10.15    Amendment  to the Employment Agreement, dated July 9, 1997, between the Registrant and Michael J. Brennan.  (1)
   10.16    Series  A-1  Convertible  Preferred  Stock  Purchase Warrant, dated
            August 1, 1995, issued to Oxford Bioscience Partners L.P.  (1)

                                       49.

   10.17    Series  A-1  Convertible  Preferred  Stock  Purchase Warrant, dated
            August  1,  1995,  issued  to  Oxford Bioscience Partners (Bermuda)
            Limited Partnership.  (1)
   10.18    Warrant for the purchase of shares of Common Stock dated August 29,
            1997, between Registrant and ARE-708 Quince Orchard, LLC. (1)
   10.19    Warrant, dated April 24, 1997, issued to Venture Lending & Leasing,
            Inc. (1)
   10.20    Warrant issued to Hambrecht & Quist LLC. (1)
   10.21    Lease  Agreement,  dated May 7, 1997, between Registrant and M.O.R.
            XVIII Associates Limited Partnership. (1)
   10.22    Lease Agreement, dated August 22, 1997, between Registrant and ARE-
            708 Quince Orchard, LLC, as amended. (1)
   10.23    Warrant,  dated  April  15,  1997, between Registrant and Comdisco,
            Inc. (1)
   10.24    Target Discovery Collaboration and License Agreement, dated May 27,
            1997, between Registrant and Procter & Gamble Pharmaceuticals, Inc.
            ("Procter & Gamble"). (1)
   10.25    Promissory Note, dated May 27, 1997, between Registrant and Procter
            & Gamble. (1)
   10.26    Drug  Target and Drug Lead Discovery Collaboration Agreement, dated
            September 9, 1997, between Registrant and Japan Tobacco Inc. (1)
   10.27    Share  Purchase  Agreement,  dated  September  9,  1997,  between
            Registrant and Japan Tobacco Inc. (1)
   10.28    License  Agreement, dated May 22, 1996, between Registrant and Yale
            University. (1)
   10.29    Amendment,  dated October 1, 1997, to the License Agreement between
            Registrant and Yale University. (1)
   10.30    Sole  Commercial  Patent  License  Agreement,  dated June 15, 1997, between Registrant and Lockheed Martin Energy Research Company. (1)
   10.31    License  Agreement,  dated  May  30,  1997,  between Registrant and
            Dr. Kenneth L. Beattie. (1)
   10.32    Warrant,  dated  September  30,  1997,  issued to Venture Lending &
            Leasing, Inc. (1)
  +10.33    Genomic   Database  Collaboration  and  License  Agreement  between
            Registrant

                                       50.

            and N.V. Organon dated as of December 31, 1997.
   *10.34 Employment Agreement, dated February 5, 1997 between the Registrant and Keith O. Elliston.
   *10.35   Amendment  to Employment Agreement, dated July 9, 1997, between the
            Registrant and Keith O. Elliston.
   *10.36   Employment  Agreement,  dated  September  7,  1996,  between  the
            Registrant and Eric M. Eastman.
   *10.37   Amendment  to Employment Agreement, dated July 9, 1997, between the
            Registrant and Eric M. Eastman.
   *10.38   Employment  Agreement,  dated  February  17,  1997,  between  the
            Registrant and Daniel R. Passeri.
   *10.39   Amendment  to Employment Agreement, dated July 9, 1997, between the
            Registrant and Daniel R. Passeri
    11.1    Statement re: computation of per share earnings.
    24.1 Power of Attorney. Reference is made to the signature page of this Report on Form 10-K.
    27.1    Financial Data Schedule.
    27.2    Amended Financial Data Schedule.

------------------

*    Indicates management compensatory plan, contract or arrangement.

+ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-37317) and incorporated herein by reference

 (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaithersburg, County of Montgomery, State of Maryland, on the 31st day of March, 1998.

                                   GENE LOGIC INC.

                         By: /S/ MICHAEL J. BRENNAN
                             ---------------------------------------------------
                              Michael J. Brennan, M.D., Ph.D.
                              President, Chief Executive Officer and Director

                                 POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Brennan, M.D., Ph.D. and Mark D. Gessler, or any of them, jointly and severally, as his true and lawful attorney-in-fact and agent, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                 POSITION                                 DATE
 ---------------------------------     ----------------------------------             -----------------

      /S/ MICHAEL J. BRENNAN           President, Chief Executive                        March 31, 1998
 ---------------------------------     Officer and Director
  Michael J. Brennan, M.D, Ph.D.       (PRINCIPAL EXECUTIVE OFFICER)

       /S/ MARK D. GESSLER              Senior Vice President,                           March 31, 1998
 ---------------------------------      Corporate Development, Chief
         Mark D. Gessler                Financial Officer and
                                        Secretary
                                        (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)

         /S/ ALAN G. WALTON             Chairman of the Board                            March 31, 1998
 ---------------------------------
    Alan G. Walton, Ph.D., D.Sc.

         /S/ JULES BLAKE                Director                                         March 31, 1998
 ---------------------------------
        Jules Blake, Ph.D.

      /S/ CHARLES L. DIMMLER            Director                                         March 31, 1998
 ---------------------------------
       Charles L. Dimmler III

        /S/ G. ANTHONY GORRY            Director                                         March 31, 1998
 ---------------------------------
       G. Anthony Gorry, Ph.D.


      /S/ JEFFREY D. SOLLENDER          Director                                         March 31, 1998
 ---------------------------------
         Jeffrey D. Sollender

                                GENE LOGIC INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................         F-2
Balance Sheets as of December 31, 1997 and 1996............................................................         F-3
Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995..............................         F-4
Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995....................         F-5
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995..............................         F-6
Notes to Financial Statements..............................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Gene Logic Inc.:

    We have audited the accompanying balance sheets of Gene Logic Inc. (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene Logic Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Baltimore, Maryland,
February 20, 1998

                                GENE LOGIC INC.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996

                                                        1997          1996
                                                    ------------  ------------
                                    ASSETS
Current Assets:
  Cash and cash equivalents.......................  $ 46,521,732  $  1,137,130
  Marketable securities available for sale........        99,054     4,534,353
  Due from strategic partner......................     1,000,000       --
  Prepaid expenses................................       481,382        37,424
  Other current assets............................       890,120        67,078
                                                    ------------  ------------
    Total Current Assets..........................    48,992,288     5,775,985
Property and Equipment, net.......................     4,210,513     1,757,240
Notes Receivable from Employees...................       --            102,896
Intangibles and Other Assets, net.................       769,349       182,931
                                                    ------------  ------------
    Total Assets..................................  $ 53,972,150  $  7,819,052
                                                    ------------  ------------
                                                    ------------  ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................  $    181,269  $     91,074
  Accrued expenses................................     1,370,887       997,710
  Current portion of capital lease obligation.....       115,005       106,195
  Current portion of long-term debt...............       433,701       --
  Deferred revenue................................     4,436,147       --
                                                    ------------  ------------
    Total Current Liabilities.....................     6,537,009     1,194,979
Capital Lease Obligation..........................       224,694       339,699
Long-Term Debt....................................       777,155       --
Other Noncurrent Liabilities......................       365,832       --
                                                    ------------  ------------
    Total Liabilities.............................     7,904,690     1,534,678
                                                    ------------  ------------
Commitments and Contingencies
Series A Convertible Preferred Stock, $.01 par
  value; 333,333 shares authorized; 0 and 333,333
  shares issued and outstanding as of December 31,
  1997 and 1996, respectively; liquidation
  preference of $1.50 per share...................       --            500,000
Series A-1 Convertible Preferred Stock, $.01 par
  value; 462,500 shares authorized; 0 and 412,500
  shares issued and outstanding as of December 31,
  1997 and 1996, respectively; liquidation
  preference of $1.60 per share...................       --            653,722
Series B Convertible Preferred Stock, $.01 par
  value; 4,154,167 shares authorized; 0 and
  4,090,909 shares issued and outstanding as of
  December 31, 1997 and 1996, respectively;
  liquidation preference of $2.20 per share.......       --          9,317,611
Series C Convertible Preferred Stock, $.01 par
  value; 4,600,000 shares authorized; 0 shares
  issued and outstanding as of December 31, 1997
  and 1996; liquidation preference of $4.50 per
  share...........................................       --            --
Stockholders' Equity:
  Common stock, $.01 par value; 60,000,000 shares
    authorized; and 13,899,250 and 692,733 shares
    issued and outstanding as of December 31, 1997
    and 1996, respectively........................       138,993         6,927
  Preferred stock, $.01 par value; 10,000,000
    shares authorized; no shares issued and
    outstanding as of December 31, 1997 and
    1996..........................................       --            --
  Additional paid-in capital......................    64,881,819        13,450
  Deferred compensation on stock options, net.....    (6,277,529)      --
  Unrealized loss on marketable securities........        (1,536)      (13,215)
  Accumulated deficit.............................   (12,674,287)   (4,194,121)
                                                    ------------  ------------
    Total Stockholders' Equity....................    46,067,460    (4,186,959)
                                                    ------------  ------------
    Total Liabilities and Stockholders' Equity....  $ 53,972,150  $  7,819,052
                                                    ------------  ------------
                                                    ------------  ------------

      The accompanying notes are an integral part of these balance sheets.

                                GENE LOGIC INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                            1997           1996          1995
                                                                        -------------  -------------  -----------
Revenues..............................................................  $   2,047,187  $    --        $   --
Expenses:
  Research and development............................................      6,060,721      1,741,469      485,688
  General and administrative..........................................      3,825,834      1,344,961      258,491
                                                                        -------------  -------------  -----------
    Total expenses....................................................      9,886,555      3,086,430      744,179
                                                                        -------------  -------------  -----------
    Loss from operations..............................................     (7,839,368)    (3,086,430)    (744,179)
Interest Income, net..................................................        745,375        221,302      --
                                                                        -------------  -------------  -----------
    Loss before income tax expense....................................     (7,093,993)    (2,865,128)    (744,179)
Income Tax Expense....................................................        100,000       --            --
                                                                        -------------  -------------  -----------
    Net loss..........................................................     (7,193,993)    (2,865,128)    (744,179)
Accretion of Mandatory Redemption Value of Preferred Stock............      1,286,173        493,513          897
                                                                        -------------  -------------  -----------
    Net loss attributable to common stockholders......................  $  (8,480,166) $  (3,358,641) $  (745,076)
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------
Basic and Dilutive Net Loss Per Common Share..........................  $       (3.97) $       (5.87) $     (3.48)
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------
Shares Used in Computing Basic and Dilutive Net Loss Per Common
  Share...............................................................      2,137,688        572,337      214,274
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------
Pro Forma Net Loss Per Common Share...................................  $       (0.90) $       (0.72)
                                                                        -------------  -------------
                                                                        -------------  -------------
Shares Used in Computing Pro Forma Net Loss Per Common Share..........      8,004,258      3,987,098
                                                                        -------------  -------------
                                                                        -------------  -------------

        The accompanying notes are an integral part of these statements.

                                GENE LOGIC INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                           PREFERRED STOCK
                                     ---------------------------
                                      NUMBER OF
                                       SHARES         AMOUNT
                                     -----------   -------------
Balance at December 31, 1994.......      266,666   $     400,000
  Issuance of common stock.........      --             --
  Issuance of Series A Convertible
    Preferred Stock................       66,667         100,000
  Issuance of Series A-1
    Convertible Preferred Stock,
    net of issuance costs..........      412,500         651,928
  Accretion of mandatory redemption
    value of preferred stock.......      --                  897
  Net Loss.........................      --             --
                                     -----------   -------------
Balance at December 31, 1995.......      745,833       1,152,825
  Issuance of common stock.........      --             --
  Issuance of Series B Convertible
    Preferred Stock, net of
    issuance costs.................    4,090,909       8,824,995
  Accretion of mandatory redemption
    value of preferred stock.......      --              493,513
  Net change in unrealized losses
    from marketable securities.....      --             --
  Net Loss.........................      --             --
                                     -----------   -------------
Balance at December 31, 1996.......    4,836,742      10,471,333
  Issuance of Series C Convertible
    Preferred Stock, net of
    issuance costs.................    4,444,443      19,117,260
  Cancellation of common stock.....      --             --
  Issuance of common stock in
    connection with exercise of
    stock options..................      --             --
  Issuance of common stock.........      --             --
  Issuance of warrants.............      --             --
  Accretion of mandatory redemption
    value of preferred stock.......      --            1,286,173
  Conversion of preferred stock to
    common stock in connection with
    initial public offering........   (9,281,185)    (30,874,766)
  Issuance of common stock in
    connection with initial public
    offering, net of issuance
    costs..........................      --             --
  Issuance of common stock in
    connection with exercise of
    warrants.......................      --             --
  Net change in unrealized losses
    from marketable securities.....      --             --
  Deferred compensation from stock
    options........................      --             --
  Amortization of deferred
    compensation...................      --             --
  Net Loss.........................      --             --
                                     -----------   -------------
Balance at December 31, 1997.......      --        $    --
                                     -----------   -------------
                                     -----------   -------------

                                                                   STOCKHOLDERS' EQUITY
                                     ---------------------------------------------------------------------------------

                                          COMMON STOCK                                       UNREALIZED
                                     -----------------------    ADDITIONAL                   LOSSES ON
                                      NUMBER OF       PAR        PAID-IN        DEFERRED     MARKETABLE   ACCUMULATED
                                       SHARES        VALUE       CAPITAL      COMPENSATION   SECURITIES     DEFICIT
                                     -----------   ---------   ------------   ------------   ----------   ------------
Balance at December 31, 1994.......      100,000   $   1,000   $    --        $   --         $  --        $   (90,404)
  Issuance of common stock.........      180,000       1,800        --            --            --            --
  Issuance of Series A Convertible
    Preferred Stock................      --           --            --            --            --            --
  Issuance of Series A-1
    Convertible Preferred Stock,
    net of issuance costs..........      --           --            --            --            --            --
  Accretion of mandatory redemption
    value of preferred stock.......      --           --            --            --            --               (897)
  Net Loss.........................      --           --            --            --            --           (744,179)
                                     -----------   ---------   ------------   ------------   ----------   ------------
Balance at December 31, 1995.......      280,000       2,800        --            --            --           (835,480)
  Issuance of common stock.........      412,733       4,127         13,450       --            --            --
  Issuance of Series B Convertible
    Preferred Stock, net of
    issuance costs.................      --           --            --            --            --            --
  Accretion of mandatory redemption
    value of preferred stock.......      --           --            --            --            --           (493,513)
  Net change in unrealized losses
    from marketable securities.....      --           --            --            --           (13,215)       --
  Net Loss.........................      --           --            --            --            --         (2,865,128)
                                     -----------   ---------   ------------   ------------   ----------   ------------
Balance at December 31, 1996.......      692,733       6,927         13,450       --           (13,215)    (4,194,121)
  Issuance of Series C Convertible
    Preferred Stock, net of
    issuance costs.................      --           --            --            --            --            --
  Cancellation of common stock.....      (55,000)       (550)        (7,700)      --            --            --
  Issuance of common stock in
    connection with exercise of
    stock options..................      152,943       1,530         21,518       --            --            --
  Issuance of common stock.........      425,000       4,250      3,003,250       --            --            --
  Issuance of warrants.............      --           --             42,563       --            --            --
  Accretion of mandatory redemption
    value of preferred stock.......      --           --            --            --            --         (1,286,173)
  Conversion of preferred stock to
    common stock in connection with
    initial public offering........    9,281,185      92,812     30,781,954       --            --            --
  Issuance of common stock in
    connection with initial public
    offering, net of issuance
    costs..........................    3,347,000      33,470     23,910,909       --            --            --
  Issuance of common stock in
    connection with exercise of
    warrants.......................       55,389         554        219,447       --            --            --
  Net change in unrealized losses
    from marketable securities.....      --           --            --            --            11,679        --
  Deferred compensation from stock
    options........................      --           --          6,896,428    (6,896,428)      --            --
  Amortization of deferred
    compensation...................      --           --            --            618,899       --            --
  Net Loss.........................      --           --            --            --            --         (7,193,993)
                                     -----------   ---------   ------------   ------------   ----------   ------------
Balance at December 31, 1997.......   13,899,250   $ 138,993   $ 64,881,819   $(6,277,529)   $  (1,536)   $(12,674,287)
                                     -----------   ---------   ------------   ------------   ----------   ------------
                                     -----------   ---------   ------------   ------------   ----------   ------------

        The accompanying notes are an integral part of these statements.

                                GENE LOGIC INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                            1997           1996          1995
                                                                        -------------  -------------  -----------
Cash Flows From Operating Activities:
  Net loss............................................................  $  (7,193,993) $  (2,865,128) $  (744,179)
  Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization.....................................        631,682         67,602        1,395
    Write-off of deferred financing fee...............................       --                2,500      --
    Cancellation of notes receivable..................................         94,646       --            --
    Amount due under research agreement...............................         47,500       --            --
    Amortization of deferred compensation.............................        618,899       --            --
  Changes in operating assets and liabilities:
    Due from strategic partner........................................     (1,000,000)      --            --
    Prepaid expenses..................................................       (443,958)       (37,424)      11,445
    Other current assets..............................................       (823,052)       (65,978)        (100)
    Intangibles and other assets......................................       (642,504)      (125,810)     (63,139)
    Accounts payable..................................................         90,195         73,780       17,294
    Accrued expenses..................................................        373,177        911,461       86,249
    Deferred revenue..................................................      4,436,147       --            --
    Other noncurrent liabilities......................................        408,395       --            --
                                                                        -------------  -------------  -----------
      Net Cash Flows From Operating Activities........................     (3,402,866)    (2,038,997)    (691,035)
                                                                        -------------  -------------  -----------
Cash Flows From Investing Activities:
  Purchases of property and equipment.................................     (3,068,868)    (1,339,207)     (12,366)
  Increase in notes receivable from employees.........................       --             (102,896)     --
  Purchase of marketable securities available for sale................       --           (4,547,568)     --
  Proceeds from sale and maturity of marketable securities available
    for sale..........................................................      4,446,978       --            --
                                                                        -------------  -------------  -----------
      Net Cash Flows From Investing Activities........................      1,378,110     (5,989,671)     (12,366)
                                                                        -------------  -------------  -----------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock..............................     30,019,049         17,577        1,800
  Proceeds from issuance of preferred stock...........................     20,000,000      9,000,000      760,000
  Payments for stock issuance costs...................................     (3,714,352)      (175,005)      (8,072)
  Proceeds from equipment loan........................................      1,084,362       --            --
  Proceeds from financing agreement...................................        281,325       --            --
  Repayments of capital lease obligation and equipment loan...........       (261,026)       (25,252)     --
                                                                        -------------  -------------  -----------
      Net Cash Flows From Financing Activities........................     47,409,358      8,817,320      753,728
                                                                        -------------  -------------  -----------
Net Increase in Cash and Cash Equivalents.............................     45,384,602        788,652       50,327
Cash and Cash Equivalents, beginning of period........................      1,137,130        348,478      298,151
                                                                        -------------  -------------  -----------
Cash and Cash Equivalents, end of period..............................  $  46,521,732  $   1,137,130  $   348,478
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------
Supplemental Disclosure:
  Interest expense paid...............................................  $      97,048  $       9,024  $   --
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------
Non-Cash Transactions:
  Equipment acquired under capital lease..............................  $    --        $     471,146  $   --
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------
  Issuance of warrants to lessor......................................  $      42,563  $    --        $   --
                                                                        -------------  -------------  -----------
                                                                        -------------  -------------  -----------

        The accompanying notes are an integral part of these statements.

                                GENE LOGIC INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND BUSINESS

    Gene Logic Inc. (the Company), formerly Senatics Corporation, was incorporated on September 22, 1994, to commercialize technologies for the discovery of disease-associated genes for the development of therapeutic and diagnostic products. The Company was previously in the development stage and has yet to generate any significant revenues.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying financial statements.

NEW PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB Opinion No. 15"). It replaces the presentation of primary EPS with a presentation of basic EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

    SFAS No. 128 is effective for interim periods and fiscal years ending after December 15, 1997, and early adoption is not permitted.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 sets standards for reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and early adoption is permitted. When adopted, it will require reclassification adjustments and changes in presentation for all prior periods shown. The impact of the adoption of SFAS No. 130 on the Company has not been determined.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt this statement in 1998.

                                GENE LOGIC INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED):

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are defined as liquid investments with original maturities of 90 days or less that are readily convertible into cash. All other investments are reported as marketable securities available for sale. Cash and cash equivalents as of December 31, 1997 and 1996, are comprised of:

                                                                       1997           1996
                                                                   -------------  ------------
Cash.............................................................  $     148,982  $    117,407
Corporate commercial paper.......................................     46,372,750       --
Money market mutual fund.........................................       --           1,019,723
                                                                   -------------  ------------
                                                                   $  46,521,732  $  1,137,130
                                                                   -------------  ------------
                                                                   -------------  ------------

MARKETABLE SECURITIES AVAILABLE FOR SALE

    All marketable securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary for available for sale securities are included in other income.

PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures............................................   10 years
Computers and office equipment....................................    5 years
Lab equipment.....................................................    5 years

    Equipment under capital leases and leasehold improvements are depreciated and amortized over their useful lives, or the term of the lease, whichever is shorter.

INTANGIBLES AND OTHER ASSETS

    Other assets consists primarily of organization costs, patent costs, trademarks and licenses. These amounts are being amortized over periods of approximately five to seventeen years. Accumulated amortization relating to other assets was $19,610 and $3,518 as of December 31, 1997 and 1996, respectively. The Company's success is heavily dependent upon its proprietary technologies. The Company depends upon a combination of patents, trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various other security measures to protect its technology rights.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations when incurred.

                                GENE LOGIC INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED):

REVENUE RECOGNITION

    The Company recognizes revenue from research and development support and technology and database access fees as they are earned under the terms of the agreement. Revenue is deferred for fees received before they are earned. Revenues related to the achievement of certain milestones are recognized when earned.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

STOCK OPTION PLANS

    Prior to January 1, 1996, the Company's policy was to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and warrants granted.

PRO FORMA NET LOSS PER COMMON SHARE

    Pro forma net loss per common share is computed using the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred shares that automatically converted to common stock upon completion of the Company's initial public offering (the "IPO") (using the if-converted method) from the original date of issuance. Common equivalent shares from stock options and warrants are excluded from the computation for all periods as their effect is antidilutive.

                                GENE LOGIC INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  MARKETABLE SECURITIES:

    The following is a summary of the Company's investment portfolio as of December 31, 1997 and 1996:

                                                                         GROSS
                                                         AMORTIZED    UNREALIZED
                                                            COST        LOSSES      FAIR VALUE
                                                        ------------  -----------  ------------
December 31, 1997
  Unit Investment Trust...............................  $    100,590   $  (1,536)  $     99,054
  Government Securities...............................       --           --            --
                                                        ------------  -----------  ------------
    Total.............................................  $    100,590   $  (1,536)  $     99,054
                                                        ------------  -----------  ------------
                                                        ------------  -----------  ------------
December 31, 1996
  Unit Investment Trust...............................  $  2,483,352   $ (13,215)  $  2,470,137
  Government Securities...............................     2,064,216      --          2,064,216
                                                        ------------  -----------  ------------
    Total.............................................  $  4,547,568   $ (13,215)  $  4,534,353
                                                        ------------  -----------  ------------
                                                        ------------  -----------  ------------

    All marketable securities mature within one year or have no stated maturity. As of December 31, 1997 and 1996, all of the Company's investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions. During the year ended December 31, 1997, a portion of the Unit Investment Trust was sold for total proceeds of $2,407,071, resulting in realized losses of $11,679.

NOTE 3.  PROPERTY AND EQUIPMENT:

    Property and equipment includes the following as of December 31, 1997 and 1996:

                                                                        1997          1996
                                                                    ------------  ------------
Furniture and fixtures............................................  $    190,787  $    105,061
Computers and office equipment....................................     2,096,015       276,912
Lab equipment.....................................................     1,765,756       932,479
Lab equipment under capital lease.................................       471,146       471,146
Leasehold improvements............................................       367,883        37,121
                                                                    ------------  ------------
                                                                       4,891,587     1,822,719

Less--Accumulated depreciation....................................      (681,074)      (65,479)
                                                                    ------------  ------------
Property and Equipment, net.......................................  $  4,210,513  $  1,757,240
                                                                    ------------  ------------
                                                                    ------------  ------------

    Depreciation expense was $615,595, $64,779 and $700 for the years ended December 31, 1997, 1996 and 1995, respectively.

                                GENE LOGIC INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.  ACCRUED EXPENSES:

    Accrued expenses consists of the following as of December 31, 1997 and 1996:

                                                                          1997         1996
                                                                      ------------  ----------
Property additions..................................................  $    782,732  $  877,962
Professional fees...................................................       418,596      56,039
Payroll taxes and benefits..........................................       133,730      63,709
Consulting..........................................................        35,829      --
                                                                      ------------  ----------
  Total.............................................................  $  1,370,887  $  997,710
                                                                      ------------  ----------
                                                                      ------------  ----------

NOTE 5.  LICENSE ARRANGEMENTS:

    The proprietary rights and technical information covered by various patent applications have been licensed by the Company from third parties. These licenses will continue for the life of the respective patent or until terminated by either party. The license costs are being amortized over the useful life of the related patents. The agreements call for the payment of royalties over the life of the patents or a shorter life if no patents are issued.

NOTE 6.  STRATEGIC ALLIANCES:

    During May 1997, the Company entered into a 4 1/2-year strategic alliance with Procter & Gamble Pharmaceuticals Inc., a division of Procter & Gamble Company ("Procter & Gamble") for the discovery of drug targets in the field of heart failure. Payments by Procter & Gamble to the Company in the form of committed technology access fees and research funding will total a minimum of $10.1 million if the research program continues for its full term and the Company performs its research obligations under the agreement. Under the alliance, approximately $1,167,000 has been recognized as revenue during the year ended December 31, 1997. Procter & Gamble will be obligated to make additional payments to the Company for the achievement of specified target discovery and related product development and associated regulatory milestones. Procter & Gamble will also pay the Company royalties on worldwide net sales of all products that may result from the alliance. Procter & Gamble also has the option to expand the alliance to include two additional fields upon terms, including committed research funding, identical to those covering the initial program in heart failure.

    During September 1997, the Company entered into a 5-year strategic alliance with Japan Tobacco Inc. ("Japan Tobacco") for the discovery of drug targets and drug leads in the field of renal disease. Payments by Japan Tobacco to the Company in the form of committed technology and database access fees and research funding will total a minimum of $15.0 million if the research program continues for its full term and the Company performs its research obligations under the agreement. As part of the alliance and during the research term of the alliance agreement, the Company granted Japan Tobacco a non-exclusive license to the Gene Express-TM- Normal database, and the Company intends to use its Flow-thru Chip-TM- technology for screening for drug leads in renal disease or, if Japan Tobacco has exercised its options to additional disease indications, such other disease indications. During the year ended December 31, 1997, the Company has recognized approximately $878,000 of revenue under the alliance. In addition, Japan Tobacco also made a $3.0 million investment in common stock of the Company at the IPO. Japan Tobacco will be obligated to make additional payments to the Company for the achievement of specified target discovery and related product development and associated regulatory milestones. Japan Tobacco will also

                                GENE LOGIC INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  STRATEGIC ALLIANCES (CONTINUED):

pay the Company royalties on worldwide net sales of all products that may result from targets discovered pursuant to the alliance. Japan Tobacco also has the option to expand the alliance to include two other fields upon terms, including committed research funding, identical to those covering the initial program in renal disease.

    During December 1997, the Company entered into a 3-year strategic alliance with N.V. Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel NV, for the discovery of drug targets. Payments by Organon to the Company in the form of committed database access fees and research funding will total a minimum of $12.5 million if the research program continues for its full term and the Company performs its research obligations under the agreement. As part of the alliance and during the research term of the alliance agreement, the Company granted Organon a non-exclusive license to the Gene Express-TM- Normal database. Organon will be obligated to make additional payments to the Company for the achievement of specified target discovery and related product development milestones. Organon will also pay the Company royalties on worldwide net sales of all products that may result from targets discovered pursuant to the alliance.

    Under the terms of the strategic alliance agreements, payments for technology and database access fees and research and development support are recognized as revenue ratably over the period for which the payment is made. Payments related to the achievement of certain milestones are recognized as revenue when the milestones are achieved.

    The Company's strategy for developing and commercializing pharmaceutical products based on its target discoveries depends on the formation of strategic alliances with pharmaceutical companies. The Company has established three such alliances in 1997. There can be no assurance that the Company will be able to establish additional strategic alliances or that any alliances established will be successful.

NOTE 7.  INCOME TAXES:

    The actual income tax expense for the years ended December 31, 1997, 1996 and 1995, is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

                                                          1997           1996         1995
                                                      -------------  ------------  -----------
Tax benefit at federal statutory rate...............  $  (2,411,958) $   (977,518) $  (253,021)
State income taxes, net of federal income tax
  effect............................................       (326,324)     (132,827)     (34,381)
Other...............................................          1,871       (49,813)       9,799
Increase in valuation allowance.....................      2,836,411     1,160,158      277,603
                                                      -------------  ------------  -----------
Income tax expense..................................  $     100,000  $    --       $   --
                                                      -------------  ------------  -----------
                                                      -------------  ------------  -----------

                                GENE LOGIC INC.

NOTE 7.  INCOME TAXES (CONTINUED):

    The tax effect of cumulative temporary differences at December 31, 1997, 1996 and 1995, follows:

                                                         1997           1996          1995
                                                     -------------  -------------  -----------
Deferred Tax Assets:
  Japanese withholding.............................  $     100,000  $    --        $   --
  Tax carryforwards................................      4,065,913      1,128,927      --
  Start-up costs...................................        312,443        403,889      316,937
  Accrued vacation.................................         38,892          7,457      --
                                                     -------------  -------------  -----------
                                                         4,517,248      1,540,273      316,937
  Less: Valuation allowance........................     (4,313,506)    (1,477,095)    (316,937)
                                                     -------------  -------------  -----------
    Net deferred tax asset.........................  $     203,742  $      63,178  $   --
                                                     -------------  -------------  -----------
                                                     -------------  -------------  -----------
Deferred Tax Liabilities:
  Depreciation.....................................  $     117,984  $      51,380  $   --
  Prepaid expenses.................................         44,745          2,046      --
  Capital leases...................................         41,013          9,752      --
                                                     -------------  -------------  -----------
    Net deferred tax liabilities...................  $     203,742  $      63,178  $   --
                                                     -------------  -------------  -----------
                                                     -------------  -------------  -----------

    Net operating loss carryforwards for income tax purposes are approximately $10,384,000, as of December 31, 1997. The Company also has research and development tax credit carryforwards of approximately $279,000 as of December 31, 1997. The carryforwards, if not utilized, will expire in increments through 2012. Utilization of the net operating losses and credits may be subject to an annual limitation, due to the ownership change limitations provided by the Internal Revenue Code of 1986.

NOTE 8.  LONG-TERM DEBT:

    Long-term debt at December 31, 1997, consists of the following:

Equipment loan..................................................  $ 929,531
Note payable....................................................    281,325
                                                                  ---------
                                                                  1,210,856

Less--Current portion...........................................   (433,701)
                                                                  ---------
Total long-term debt............................................  $ 777,155
                                                                  ---------
                                                                  ---------

    As of December 31, 1997, principal payments on long-term debt for the following years are as follows:

Year ending December 31,
  1998.......................................    $433,701
  1999.......................................     371,730
  2000.......................................     299,480
  2001.......................................     105,945
                                               ----------
                                               $1,210,856
                                               ----------
                                               ----------

                                GENE LOGIC INC.

NOTE 8.  LONG-TERM DEBT (CONTINUED):

    In March 1997, the Company entered into a loan agreement for the purchase of laboratory and computer equipment. The Company may borrow up to $1.5 million, bearing interest at 9.0%. In April 1997, the Company borrowed $1,084,362 under this agreement. The loan will be repaid in 48 equal monthly installments. The Company has granted the lender a security interest, collateralized by all of the equipment and fixtures acquired under the loan. In conjunction with the agreement, the Company granted warrants to the lender to purchase 30,051 shares of the Company's Series B Convertible Preferred Stock at an exercise price of $2.20 per share.

    In December 1997, the Company entered into a note payable to finance the purchase of directors and officers' insurance. The note bears interest at 8.0% and is due in regular monthly installments of $16,747 through June 1999.

NOTE 9.  CONVERTIBLE PREFERRED STOCK:

    Four series of mandatory redeemable preferred stock have been issued: Series A Convertible Preferred Stock ("Series A"), Series A-1 Convertible Preferred Stock ("Series A-1"), Series B Convertible Preferred Stock ("Series B") and Series C Convertible Preferred Stock ("Series C"). Each holder of common and preferred stock is entitled to one vote for each share held.

    During 1995, the Company sold 66,667 shares of Series A stock for $100,000 and 412,500 shares of Series A-1 stock for $660,000. Warrants to purchase an additional 50,000 shares of Series A-1 stock at an exercise price of $1.60 per share were issued and expire August 2005.

    During 1996, the Company sold 4,090,909 shares of Series B stock for $9.0 million.

    During July 1997, the Company sold 4,444,443 shares of Series C stock for net proceeds of approximately $19.1 million. The Company also issued a warrant for an additional 48,889 shares of Series C stock at an exercise price of $4.50. At the time of issuance, the fair value of this warrant, approximately $118,000, was recorded as Series C stock on the Company's balance sheet. The fair value of this warrant was calculated using the Black-Scholes option pricing model using the same assumptions used for options granted during the period (see Note 13). This warrant was exercised by the warrantholder concurrent with the Company's IPO.

    All outstanding shares of preferred stock were converted to common stock in conjunction with the Company's IPO on a one-to-one basis.

NOTE 10.  STOCKHOLDERS' EQUITY:

    In October 1996, an officer of the Company resigned. In January 1997, in connection with the resignation, the 55,000 shares of the Company's common stock held by the officer were canceled in satisfaction of the $50,000 note receivable and accrued interest obligation from the officer to the Company (see Note 14).

    During November 1997, the Company completed an IPO of 3,000,000 shares of common stock at a price of $8 per share. In December 1997, the underwriters exercised their over-allotment option on an additional 347,000 shares. Net proceeds of the IPO (not including the concurrent Japan Tobacco investment described in Note 6), after underwriting commissions and expenses, were approximately $23,944,000. Concurrent with the IPO, a note receivable of $50,000 plus interest from an officer of the Company was

                                GENE LOGIC INC.

NOTE 10.  STOCKHOLDERS' EQUITY (CONTINUED):

forgiven, the vesting of certain options was accelerated and the authorized capital stock of the Company was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock.

NOTE 11.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASE

    During October 1997, the Company renegotiated its current lease of laboratory and office space under an agreement which expires February 28, 1998, with an option to continue on a month-to-month basis with 60 days written notice to terminate. The Company terminated this lease in February 1998 once the relocation to the new facility was complete. In addition, the Company entered into an operating sublease for office space in Berkeley, California. The lease term is for 22 months with monthly rent payments of $9,158.

    During August 1997, the Company entered into an operating lease for new laboratory and office space. The Company is responsible for the design and renovation of an existing facility owned by the lessor. These costs will be funded by the lessor while the responsibility for performance and liability during construction remains with the Company. The lease term is ten years with monthly payments of $89,211 plus 3% annual inflation; however, monthly payments could increase if construction costs exceed a certain amount. Rent expense on the lease is being recognized on a straight-line basis over its term. The lease also requires the Company to pay for building operating costs. In addition to future minimum lease payments, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $5.40 per share in connection with the lease. The fair value of the warrant, approximately $43,000, is being recorded as rent expense over the term of the lease. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the same assumptions used for options granted during the period (see Note 13). This warrant was exercised by the lessor concurrent with the Company's IPO.

    Future minimum lease payments on these operating leases as of December 31, 1997, are as follows:

Year ending December 31,
  1998.......................................    $1,183,110
  1999.......................................     1,169,516
  2000.......................................     1,138,572
  2001.......................................     1,172,729
  2002.......................................     1,207,912
  2003 and thereafter........................     6,485,463
                                               ------------
                                                $12,357,302
                                               ------------
                                               ------------

    Rent expense for the years ended December 31, 1997, 1996 and 1995, was $492,559, $238,930 and $0, respectively.

CAPITAL LEASE

    During 1996, the Company entered into a capital lease to purchase equipment for $471,146. Accumulated amortization for this equipment was $147,239 and $29,447 at December 31, 1997 and 1996,

                                GENE LOGIC INC.

NOTE 11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

respectively. Payments during the years ended December 31, 1997 and 1996, totaled $106,195 and $25,252, respectively. Future minimum lease payments as of December 31, 1997, are as follows:

Year ending December 31,
  1998...........................................................  $ 137,104
  1999...........................................................    137,104
  2000...........................................................    102,827
                                                                   ---------
  Total minimum lease payments...................................    377,035
Less: Amounts representing imputed interest......................    (37,336)
                                                                   ---------
  Present value of net minimum payments..........................    339,699

Less: Current portion............................................   (115,005)
                                                                   ---------
Noncurrent portion of capital lease obligation...................  $ 224,694
                                                                   ---------
                                                                   ---------

    In conjunction with this lease agreement, the Company granted a warrant to the lessor to purchase 13,636 shares of the Company's Series B Convertible Preferred stock at an exercise price of $2.20 per share. Such warrant expires five years from the date of the Company's IPO (see Note 10).

CONTINGENCIES

    Clinical trials, manufacturing, marketing and sale of any of the Company's partners' potential therapeutic or diagnostic products may expose the Company to liability claims from the use of such pharmaceutical products. The Company currently does not carry product liability insurance.

NOTE 12.  401(K) RETIREMENT PLAN:

    During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the 401(k) Plan) for its employees under Section 401(k) of the Internal Revenue Code. Under this plan, all employees over 21 years of age and with at least six months of service with the Company are eligible to contribute from 2% to 15% of their salary. Employee contributions are 100% vested. The Company is not required to make any contributions to the 401(k) Plan and has not made any contributions through December 31, 1997.

NOTE 13.  STOCK BASED COMPENSATION:

    During 1996, the Company instituted a stock plan (the "Stock Plan"), which was amended and restated in 1997, whereby the Company's compensation committee (the Committee), at its discretion, can grant options, award stock or provide opportunities to make direct purchase of stock to employees, officers, directors and consultants of the company and related corporations. The Stock Plan is authorized to grant options of up to 6,100,000 shares of common stock. During 1997, the Company adopted a Directors' Stock Plan (the "Directors' Plan") to provide for granting of options to non-employee directors of the Company. The Directors' Plan is administered by the Committee and is authorized to grant options of up to 125,000 shares of common stock. No options have been granted under the Directors' Plan. Options are to be granted at the fair market value of the common stock at the grant date. The options, awards and opportunities to purchase stock expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years. During 1997, the Company adopted an

                                GENE LOGIC INC.

NOTE 13.  STOCK BASED COMPENSATION (CONTINUED):

Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of common stock. The Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions of up to a maximum of 15% of their salary, at 85% of the closing price of the shares at the time of purchase. No shares were issued to employees at December 31, 1997.

    The following is a rollforward of option activity for the years ended December 31, 1997 and 1996:

                                                          1997                     1996
                                                 -----------------------  -----------------------
                                                              WEIGHTED                 WEIGHTED
                                                               AVERAGE                  AVERAGE
                                                              EXERCISE                 EXERCISE
                                                   SHARES       PRICE       SHARES       PRICE
                                                 ----------  -----------  ----------  -----------
Outstanding, beginning of period...............     424,000   $    0.15       --       $  --
  Granted......................................   2,281,881        1.31      524,000        0.12
  Exercised....................................    (152,943)       0.15     (100,000)       0.01
  Canceled.....................................     (55,578)       0.15       --          --
                                                 ----------               ----------
Outstanding, end of period.....................   2,497,360        1.21      424,000        0.15
                                                 ----------               ----------
                                                 ----------               ----------
Exercisable, end of period.....................     859,315        0.35       77,710        0.15
                                                 ----------               ----------
                                                 ----------               ----------
Weighted average fair value of options
  granted......................................  $     3.22               $     0.05
                                                 ----------               ----------
                                                 ----------               ----------
Available for grant at year end................   3,249,697                1,376,000
                                                 ----------               ----------
                                                 ----------               ----------

    During the year ended December 31, 1997, the Company granted options with exercise prices below fair value. The Company has recorded deferred compensation of $6,896,428 at December 31, 1997, and compensation expense of $618,899 for the year then ended related to these options.

    The following table provides further information on options granted with exercise prices below fair value, compared to options granted with exercise prices equal to fair value for the year ended December 31, 1997.

                                                                                        WEIGHTED
                                                           WEIGHTED      WEIGHTED     AVERAGE FAIR
                                                            AVERAGE       AVERAGE       VALUE OF
                                                           EXERCISE     OPTION FAIR   COMMON STOCK
                                                SHARES       PRICE         VALUE      ON GRANT DATE
                                              ----------  -----------  -------------  -------------
Options whose exercise price equals the fair
  value of the stock on the grant date......      53,000   $    5.27     $    2.36      $    5.27

Options whose exercise price is less than
  the fair value of the stock on the grant
  date......................................   2,228,881        1.22          3.24           4.31

                                GENE LOGIC INC.

NOTE 13.  STOCK BASED COMPENSATION (CONTINUED):

    The following table summarizes information about stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                           ---------------------------------------  -------------------------
                                            WEIGHTED                   NUMBER
                               NUMBER        AVERAGE     WEIGHTED    EXERCISABLE    WEIGHTED
                           OUTSTANDING AT   REMAINING    AVERAGE         AT         AVERAGE
                            DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES        1997          LIFE        PRICE         1997         PRICE
-------------------------  --------------  -----------  ----------  -------------  ----------
$0.15-$0.99..............      1,203,979    9.1 Years   $     0.16      728,363    $     0.15
$1.00-$2.50..............      1,204,381    9.7 Years   $     1.95      126,778    $     1.38
$2.51-$8.38..............         89,000    9.8 Years   $     5.31        4,174    $     4.30

    During 1996, an officer of the Company purchased 100,000 shares of common stock for $0.15 per share under the Plan.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Plan, consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts for the years ended December 31, 1997, 1996 and 1995 as indicated below:

                                                         1997           1996          1995
                                                     -------------  -------------  -----------
Net loss:

  As reported......................................  $  (7,193,993) $  (2,865,128) $  (744,179)

  Pro forma........................................     (7,243,486)    (2,873,805)    (744,179)

Net loss per common share:

  As reported......................................  $       (3.97) $       (5.87)       (3.48)

  Pro forma........................................          (3.99)         (5.88)       (3.48)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following assumptions:

Expected volatility................................  60.0%

Risk-free interest rates...........................  5.72% to 5.86%

Expected lives.....................................  1-3 years

Dividend rate......................................  0%

NOTE 14.  RELATED PARTY TRANSACTIONS:

    During 1996, the Company made loans to two officers of the Company of $50,000 each to offset relocation costs. These notes receivable were secured by common stock previously issued to the officers. In January 1997, one of these notes was cancelled (see Note 10). The remaining note was forgiven concurrent with the Company's IPO (see Note 10).