Form 10-Q
period 1998-03-31
GENE LOGIC INC
filed 1998-05-14
CIK 1043914

===============================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________to _______________.


                          Commission File Number  0-23317


--------------------------------------------------------------------------------

                                  GENE LOGIC INC.
               (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

          Delaware                                         06-1411336
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                              708 Quince Orchard Road
                           Gaithersburg, Maryland  20878
                      (Address of principal executive offices)
                                   (301) 987-1700
                  (Registrant's phone number, including area code)


               ------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES /X/ NO / /

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 14,175,207 as of April 30, 1998.

===============================================================================

                                   GENE LOGIC INC.

                                 TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheets at March 31, 1998 and December 31, 1997 . . . . .  3

          Statements of Operations for the three months ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .  4

          Statements of Cash Flows for the three months ended
          March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . .  5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . . . . . . . .8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk. . . . 11

PART II       OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . 11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 13

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                   GENE LOGIC INC.
                                    BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   MARCH 31,     DECEMBER 31,
                                                                                      1998          1997
                                                                                  ----------     -----------
                                                                                  (Unaudited)
                                         ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .        $   37,455     $   46,522
  Marketable securities available for sale . . . . . . . . . . . . . . . .             4,362             99
  Due from strategic partner . . . . . . . . . . . . . . . . . . . . . . .               353          1,000
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .               472            481
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .             1,137            890
                                                                                  ----------     ----------
     Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . .            43,779         48,992
Property and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . .             7,620          4,211
Intangible and Other Assets, net . . . . . . . . . . . . . . . . . . . . .               903            769
                                                                                  ----------     ----------
     Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   52,302     $   53,972
                                                                                  ----------     ----------
                                                                                  ----------     ----------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $627           $181
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,882          1,371
    Current portion of capital lease obligation. . . . . . . . . . . . . .               117            115
    Current portion of long-term debt. . . . . . . . . . . . . . . . . . .               443            434
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,476          4,436
                                                                                  ----------     ----------
      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .             6,545          6,537
Deferred Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               117           --
Capital Lease Obligation . . . . . . . . . . . . . . . . . . . . . . . . .               195            225
Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               663            777
Other Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . . . . .               395            366
                                                                                  ----------     ----------
    Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .             7,915          7,905
                                                                                  ----------     ----------
Stockholders' Equity:
     Common Stock, $.01 par value; 60,000,000 shares authorized;
      13,900,333 and 13,899,250 shares issued and outstanding as of
      March 31, 1998 and December 31, 1997, respectively . . . . . . . . .               139            139
     Preferred Stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding as of March 31, 1998 and
      December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .                --             --
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .            64,882         64,882
     Deferred compensation on stock options, net . . . . . . . . . . . . .            (5,845)        (6,278)
     Unrealized loss on marketable securities. . . . . . . . . . . . . . .                (4)            (2)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .           (14,785)       (12,674)
                                                                                  ----------     ----------
        Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .            44,387         46,067
                                                                                  ----------     ----------
        Total Liabilities and Stockholders' Equity . . . . . . . . . . . .           $52,302        $53,972
                                                                                  ----------     ----------
                                                                                  ----------     ----------

                                 See accompanying notes.

                                     GENE LOGIC INC.
                                 STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                       (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                            1998                1997
                                                                          --------             -------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  2,196             $    --
Expenses:
 Research and development. . . . . . . . . . . . . . . . . . . .             3,237                 915
 General and administrative. . . . . . . . . . . . . . . . . . .             1,596                 476
                                                                          --------             -------
    Total expenses . . . . . . . . . . . . . . . . . . . . . . .             4,833               1,391
                                                                          --------             -------
    Loss from operations . . . . . . . . . . . . . . . . . . . .            (2,637)             (1,391)
Interest income, net . . . . . . . . . . . . . . . . . . . . . .               607                  61
Other expense. . . . . . . . . . . . . . . . . . . . . . . . . .               (81)               --
                                                                          --------             -------
    Loss before income tax expense . . . . . . . . . . . . . . .            (2,111)             (1,330)
Income tax expense . . . . . . . . . . . . . . . . . . . . . . .              --                  --
                                                                          --------             -------
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,111)             (1,330)
Accretion of mandatory redemption of Preferred Stock . . . . . .              --                   186
                                                                          --------             -------
    Net loss attributable to common stockholders . . . . . . . .           $(2,111)            $(1,516)
                                                                          --------             -------
Basic and Diluted Net Loss Per Common Share. . . . . . . . . . .           $ (0.15)            $ (2.38)
                                                                          --------             -------
Shares Used In Computing Basic and Diluted Net Loss
  Per Common Share . . . . . . . . . . . . . . . . . . . . . . .            13,900                 638
                                                                          --------             -------
Pro Forma Net Loss Per Common Share. . . . . . . . . . . . . . .           $ (0.15)            $ (0.24)
                                                                          --------             -------
Shares Used in Computing Pro Forma Net Loss
  Per Common Share . . . . . . . . . . . . . . . . . . . . . . .            13,900               5,474
                                                                          --------             -------
                                                                          --------             -------

                                  See accompanying notes.

                                     GENE LOGIC INC.
                                 STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)
                                       (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ------------------------
                                                                            1998           1997
                                                                         ---------      ---------
Cash Flows From Operating Activities:

  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (2,111)     $  (1,330)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . .             292            102
    Cancellation of note receivable. . . . . . . . . . . . . . . .              --             43
    Amortization of deferred compensation  . . . . . . . . . . . .             433             --
    Loss on disposal of property and equipment . . . . . . . . . .              81             --
Changes in operating assets and liabilities:
    Due from strategic partner . . . . . . . . . . . . . . . . . .             647             --
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .              10            (78)
    Other current assets . . . . . . . . . . . . . . . . . . . . .            (247)            32
    Intangibles and other assets . . . . . . . . . . . . . . . . .            (156)           (65)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .             445             39
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .           1,511           (777)
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .          (1,843)            --
    Other noncurrent liabilities . . . . . . . . . . . . . . . . .              30             --
                                                                         ---------      ---------
      Net Cash Flows From Operating Activities . . . . . . . . . .            (908)        (2,034)
                                                                         ---------      ---------
Cash Flows From Investing Activities:
    Purchases of property and equipment  . . . . . . . . . . . . .          (3,760)          (353)
    Increase in notes receivable from employees. . . . . . . . . .              --            (20)
    Purchase of marketable securities for sale . . . . . . . . . .          (4,266)            --
    Proceeds from sale and maturity of marketable securities
     available for sale. . . . . . . . . . . . . . . . . . . . . .              --          1,394
                                                                         ---------      ---------
      Net Cash Flows From Investing Activities . . . . . . . . . .          (8,026)         1,021
                                                                         ---------      ---------
Cash Flows From Financing Activities:
    Proceeds from issuance of common stock . . . . . . . . . . . .              --             --
    Repayments of financing agreement. . . . . . . . . . . . . . .             (44)            --
    Repayments of capital lease obligation and equipment loan. . .             (89)           (26)
                                                                         ---------      ---------
      Net Cash Flows From Financing Activities . . . . . . . . . .            (133)           (26)
                                                                         ---------      ---------
Net Decrease in Cash and Cash Equivalents. . . . . . . . . . . . .          (9,067)        (1,039)
Cash and Cash Equivalents, beginning of period . . . . . . . . . .          46,522          1,137
                                                                         ---------      ---------
Cash and Cash Equivalents, end of period . . . . . . . . . . . . .       $  37,455       $     98
                                                                         ---------      ---------
                                                                         ---------      ---------
Supplemental Disclosure:
    Interest expense paid. . . . . . . . . . . . . . . . . . . . .       $      34       $      9
                                                                         ---------      ---------
                                                                         ---------      ---------

                               See accompanying notes.

                                  GENE LOGIC INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997 and the statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

          Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

NEW PRONOUNCEMENTS

           In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB Opinion No. 15"). It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

           SFAS No. 128 is effective for interim periods and fiscal years ending after December 15, 1997. EPS for the three months ended March 31, 1997 has been restated in accordance with SFAS 128.

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 sets standards for reporting and presentation of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Once adopted, it requires reclassification adjustments and changes in presentation for all prior periods shown. The impact of the adoption of SFAS No. 130 on the Company was not material.

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

MARKETABLE SECURITIES AVAILABLE FOR SALE

           All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary for available for sale securities are included in other income. As of March 31, 1998 and 1997, all of the Company's investments were classified as current as the Company may not hold investments until maturity in order to take advantage of market conditions.

REVENUE RECOGNITION

           The Company recognizes revenue from research and development support and technology and database access fees as they are earned under the terms of the agreement. Revenue is deferred for fees received before they are earned. Revenues related to the achievement of certain milestones are recognized when earned.

PRO FORMA NET LOSS PER COMMON SHARE

          Pro forma net loss per common share is computed using the weighted average number of shares of common stock outstanding giving effect to the conversion of convertible preferred shares that automatically converted to common stock upon completion of the Company's initial public offering (the "IPO") using the if-converted method from the original date of issuance. Common equivalent shares from stock options and warrants are excluded from the computation for all periods as their effect is antidilutive.

NOTE 2.  STOCKHOLDERS' EQUITY

          During July 1997, the Company sold 4,444,443 shares of Series C Convertible Preferred Stock in a private placement for net proceeds of approximately $19.1 million. During November 1997, the Company completed an IPO of 3,347,000 shares of Common Stock (including exercise of the underwriters' over-allotment option) at $8.00 per share, generating net proceeds of approximately $23.9 million. In conjunction with the Company's IPO, all outstanding shares of preferred stock were converted to common stock on a one-to-one basis.

          The Company continues to apply the provisions of Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees", and related interpretations for its stock option plans. As such, the Company has recorded compensation expense for the three months ended March 31, 1998 as follows:

                                                               DEFERRED
                                                             COMPENSATION
                                                             ------------
Balance at December 31, 1997                                   $ (6,278)
Amortization of deferred compensation                               433
                                                               --------
Balance at March 31, 1998                                      $ (5,845)
                                                               --------
                                                               --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

           THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "INTENDS" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING SUCH STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THE EXTENT OF UTILIZATION OF GENOMIC INFORMATION BY THE PHARMACEUTICAL INDUSTRY IN BOTH RESEARCH AND DEVELOPMENT, RISKS RELATING TO THE DEVELOPMENT OF GENOMIC DATABASES AND THEIR USE BY POTENTIAL COLLABORATORS OF THE COMPANY, THE IMPACT OF TECHNOLOGICAL ADVANCES AND COMPETITION, AS WELL AS OTHER RISKS AND UNCERTAINTIES SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

           Flow-thru Chip-TM- and ACCELERATED DRUG DISCOVERY-TM- are trademarks of the Company. Tradenames and trademarks of other companies appearing in this Form 10-Q are the property of their respective holders.

OVERVIEW

           The Company was incorporated in September 1994 and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products used to identify the expression of genes, drug targets and drug leads. During 1997, the Company entered into strategic alliances with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Japan Tobacco Inc. ("Japan Tobacco") and N.V. Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel NV. These agreements provide the Company with various combinations of technology and database access fees and research funding and provide certain additional payments upon the attainment of research and product development milestones and royalty payments based on sales of any products resulting from the strategic alliances. Procter & Gamble and Japan Tobacco each have the option to expand the alliances to cover additional research areas. Japan Tobacco purchased $3.0 million of the Company's Common Stock in a private placement that closed simultaneously with the Company's initial public offering.

           Gene Logic's future profitability will depend in part on the successful establishment of strategic alliances, marketing of genomic databases and bioinformatics software, and development of the Flow-thru Chip.
 Payments from strategic alliance partners and interest income are expected to be the only sources of revenue for the foreseeable future. Such revenue is dependent in large part on the discovery of genes, drug targets and drug leads using the Company's technologies. Royalties or other revenue from commercial sales of products developed from any therapeutic or diagnostic product identified using the Company's technologies are not expected for at least several years, if at all. Payments under strategic alliances may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company entering into additional alliances. There can be no assurance that the Company will enter into additional alliances on acceptable terms, if at all, or that current or future alliances will be successful.

           The Company has incurred operating losses in each year since its inception, and, at March 31, 1998, the Company had an accumulated deficit of approximately $14.8 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues which to date have been generated principally from strategic alliances. The Company expects to incur additional operating losses over the next few years as a result of increases in its expenses for research and development capabilities.

           The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including changes in the demand for the Company's technologies and products, variations in payments under strategic alliances, including milestone payments, royalties, license fees and other contract revenues, and the timing of new product introductions, if any, by the Company. The Company's quarterly operating results may also fluctuate significantly depending on changes in the research and development budgets of the Company's strategic partners, the introduction of new products by the Company's competitors and other competitive factors, adoption of new technologies, and the cost, quality and availability of cell and tissue samples and related reagents.

RESULTS OF OPERATIONS

           THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

           Revenue was $2.2 million for the three months ended March 31, 1998. There was no revenue for the three months ended March 31, 1997. The increase in revenues resulted from the Company's strategic alliance agreements with Procter & Gamble, Japan Tobacco and Organon, which were entered into subsequent to March 31, 1997. Under the terms of the strategic alliance agreements, payments for technology and database access fees and research funding are recognized ratably over the period for which the payments are made. Payments related to the achievement of certain milestones are recognized as revenue when the milestones are achieved.

           Research and development expenses increased to $3.2 million for the three months ended March 31, 1998 compared to $915,000 for the same period in 1997. The increase in research and development expenses was attributable to increased personnel expenses, laboratory supplies and facility costs as a result of the Company expanding its target discovery programs, Flow-thru Chip development and bioinformatics business. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate new and existing strategic alliances.

           General and administrative expenses increased to $1.6 million for the three months ended March 31, 1998 compared to $476,000 for the same period in 1997. The increase is due primarily to increased personnel expenses, professional fees and facility costs as a result of the Company's overall scale-up of operations and business development efforts. The Company expects that general and administrative expenses will continue to increase as the Company continues to expand its operations.

           Net interest income increased to $607,000 for the three months ended March 31, 1998 from $61,000 for the same period in 1997 due to investment of proceeds from the Company's private placement of equity securities and initial public offering in 1997.

LIQUIDITY AND CAPITAL RESOURCES

           From inception through March 31, 1998, the Company financed its operations through proceeds from the Company's initial public offering and private placements of equity securities, payments from strategic alliance partners, a capital lease and an equipment loan. In November 1997, the Company completed an initial public offering of 3,347,000 shares of its Common Stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $23.9 million. The private placements of equity securities have provided the Company with aggregate gross proceeds of approximately $33.2 million. The Company has received, as of March 31, 1998, $6.5 million under its strategic alliances for technology and database access fees and research funding. The Company has also obtained $471,000 of capital lease financing and $1.1 million under an equipment loan. As of March 31, 1998, the Company had approximately $41.8 million in cash and marketable securities, compared to $46.6 million as of December 31, 1997.

           Net cash used in operating activities was $908,000 for the three months ended March 31, 1998, as compared to net cash used in operating activities of $2.0 million for the three months ended March 31, 1997. The decrease in net cash used in operating activities resulted from a payment received from a strategic partner, revenue recognized under strategic alliances and timing of payments relating to the Company's obligations. The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures, which totaled $3.8 million and $353,000 for the three months ended March 31, 1998 and 1997, respectively. The increase was primarily due to funding tenant improvements relating to the completion of the Company's new office and research laboratory facility in February 1998 and laboratory and computer equipment and furniture purchases to support the Company's expanding business. Net cash used in financing activities was $133,000 and $26,000 for the three months ended March 31, 1998 and 1997, respectively. The increase is due to repayments under an equipment loan that was entered into in April 1997.

           As of December 31, 1997, the Company had net operating loss carryforwards of approximately $10.4 million to offset federal and state income taxes. The Company's research and development tax credit carryforwards were estimated to be approximately $279,000 as of December 31, 1997 for federal income tax purposes. If not utilized, the federal and state net operating loss carryforwards will expire through 2012.

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

           The Company believes that existing cash and marketable securities and anticipated cash flow from its current strategic alliances will be sufficient to support the Company's operations for at least the next 24 months. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current strategic alliances to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties as set forth herein and elsewhere in this Quarterly Report on Form 10-Q. The Company's actual future capital requirements and the adequacy of its available funds, will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain additional strategic alliance and licensing arrangements and the progress of the development and commercialization efforts of the Company's strategic partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its strategic alliance arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights. The Company expects that it will require significant additional financings in the future, which it may seek to raise through public or private equity offerings, debt financing or additional strategic alliance and licensing arrangements. No assurance can be given that additional financing or strategic alliance and licensing arrangements will be available when needed, if at all, or that, if available, will be obtained on terms favorable to the Company and its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, the Company may be required to curtail significantly one or more of its research and development programs or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

YEAR 2000 COMPLIANCE

           Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company uses a significant number of computer software programs and operating systems in connection with its database products, services and internal operations, including applications used in financial business systems and various administration functions. The Company is in the process of formulating and implementing a program designed to ensure that all software used in connection with the Company's database products, services and internal operations systems will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently anticpates that it will not incur material costs in connection with such program.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company does not hold any financial instruments subject to significant market risk.

PART II    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        RECENT SALES OF UNREGISTERED SECURITIES

      Since January 1, 1998, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

      (1) During the period, the Company granted stock options to employees, officers and directors of the Company under its 1997 Equity Incentive Plan covering an aggregate of 305,500 shares of the Company's Common Stock. Certain of these options vest over a period of time following their respective dates of grant. During the period, 100 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan and 275,857 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1996 Stock Plan (such plan was amended and restated in September 1997 as the 1997 Equity Incentive Plan.).

       The issuance of Common Stock described in paragraph (1) above was deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

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

        Of the net offering proceeds to the Company of approximately $23.9 million, through March 31, 1998, approximately $1.4 million had been used to fund tenant improvements, approximately $1.5 million had been used to fund capital expenditures, approximately $133,000 had been used to repay capital lease and equipment loan obligations, approximately $3.3 million had been used for expansion of internal research and development capabilities and approximately $1.7 million had been used for general corporate purposes. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Approximately $15.9 million of the net offering proceeds remain as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)    EXHIBITS:

              11.1        Statement regarding computation of net loss per share

              27.1        Financial Data Schedule

        B)    REPORTS ON FORM 8-K:

              No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENE LOGIC INC.


Date:  May 14, 1998                     By:  /S/ MICHAEL J. BRENNAN
                                             ------------------------------
                                             Michael J. Brennan, M.D., Ph.D.
                                             President, Chief Executive Officer
                                             and Director
                                             (PRINCIPAL EXECUTIVE OFFICER)


Date:  May 14, 1998                     By:  /S/ MARK D. GESSLER
                                             ------------------------------
                                             Mark D. Gessler
                                             Senior Vice President, Corporate
                                             Development,
                                             Chief Financial Officer and
                                             Secretary
                                             (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)
                                      14