Form 10-Q
period 1998-06-30
GENE LOGIC INC
filed 1998-08-14
CIK 1043914

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.


                         COMMISSION FILE NUMBER 0-23317

================================================================================

                                 GENE LOGIC INC.

             (Exact name of registrant as specified in its charter)

================================================================================

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 14,704,498 as of July 31, 1998.

================================================================================

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at June 30, 1998 and December 31, 1997................3
         Statements of Operations for the Three and Six Months Ended
           June 30, 1998 and 1997.............................................4
         Statements of Cash Flows for the Six Months Ended
           June 30, 1998 and 1997.............................................5
         Notes to Financial Statements........................................6

Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations...............10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................14

Item 2.  Changes in Securities and Use of Proceeds...........................14

Item 3.  Defaults Upon Senior Securities.....................................15

Item 4.  Submission of Matters to a Vote of Security Holders.................15

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

         Signatures..........................................................17

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998            1997
                                                                             --------      ------------
                                                                            (Unaudited)
                                               ASSETS
Current Assets:
    Cash and cash equivalents ............................................    $ 35,849       $ 46,522
    Marketable securities available for sale .............................       4,288             99
    Due from strategic partner ...........................................       2,357          1,000
    Prepaid expenses .....................................................         510            481
    Other current assets .................................................       1,318            890
                                                                              --------       --------
        Total Current Assets .............................................      44,322         48,992
Property and Equipment, net ..............................................       8,341          4,211
Intangible and Other Assets, net .........................................       1,037            769
                                                                              --------       --------
        Total Assets .....................................................    $ 53,700       $ 53,972
                                                                              ========       ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ....................................................    $    746       $    181
     Accrued expenses ....................................................       1,828          1,371
     Current portion of capital lease obligation .........................         120            115
     Current portion of long-term debt ...................................       1,117            434
     Deferred revenue ....................................................       2,417          4,436
                                                                              --------       --------
         Total Current Liabilities .......................................       6,228          6,537
Capital Lease Obligation .................................................         164            225
Long-Term Debt ...........................................................       3,381            777
Other Noncurrent Liabilities .............................................         425            366
                                                                              --------       --------
    Total Liabilities ....................................................      10,198          7,905
                                                                              ========       ========
Stockholders' Equity:
     Common Stock, $.01 par value; 60,000,000 shares authorized;
      14,669,844 and 13,899,250 shares issued and outstanding as of
      June 30, 1998 and December 31, 1997, respectively ..................         147            139
     Preferred Stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued and outstanding as of June 30, 1998 and
      December 31, 1997  .................................................          --             --
     Additional paid-in capital ..........................................      64,343         64,882
     Deferred compensation on stock options, net .........................      (4,735)        (6,278)
     Unrealized loss on marketable securities ............................         (10)            (2)
     Accumulated deficit .................................................     (16,243)       (12,674)
                                                                              --------       --------
        Total Stockholders' Equity .......................................      43,502         46,067
                                                                              --------       --------
        Total Liabilities and Stockholders' Equity .......................    $ 53,700       $ 53,972
                                                                              ========       ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    1998           1997           1998           1997
                                                                  --------       --------       --------       --------
Revenues .......................................................  $  3,680       $    167       $  5,875       $    167
Expenses:
  Research and development .....................................     3,907            921          7,144          1,837
  General and administrative ...................................     1,722            760          3,318          1,236
                                                                  --------       --------       --------       --------
      Total expenses ...........................................     5,629          1,681         10,462          3,073
                                                                  --------       --------       --------       --------
      Loss from operations .....................................    (1,949)        (1,514)        (4,587)        (2,906)
Interest income, net ...........................................       491             30          1,099             91
Other expense ..................................................        --             --            (80)            --
                                                                  --------       --------       --------       --------
      Loss before income tax expense............................    (1,458)        (1,484)        (3,568)        (2,815)
Income tax expense .............................................        --             --             --             --
                                                                  --------       --------       --------       --------
      Net loss..................................................    (1,458)        (1,484)        (3,568)        (2,815)

Accretion of mandatory redemption of Preferred Stock ...........        --            182             --            368
                                                                  --------       --------       --------       --------
      Net loss attributable to common
        stockholders ...........................................  $ (1,458)      $ (1,666)      $ (3,568)      $ (3,183)
                                                                  ========       ========       ========       ========
Basic and Diluted Net Loss Per Common Share ....................  $  (0.10)      $  (2.61)      $  (0.25)      $  (4.99)
                                                                  ========       ========       ========       ========
Shares Used In Computing Basic and Diluted
  Net Loss Per Common Share ....................................    14,219            638         14,060            638
                                                                  ========       ========       ========       ========
Pro Forma Net Loss Per Common Share ............................                 $  (0.27)                     $  (0.51)
                                                                                 ========                      ========
Shares Used in Computing Pro Forma Net Loss Per Common Share ...                    5,474                         5,474
                                                                                 ========                      ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                       -----------------------
                                                           1998           1997
                                                       --------       --------
Cash Flows From Operating Activities:
Net loss ........................................      $ (3,568)      $ (2,815)
Adjustments  to reconcile  net loss to net cash
  flows from operating activities:
  Depreciation and amortization .................           692            224
  Cancellation of note receivable ...............            --             43
  Amortization of deferred compensation .........           828              5
  Loss on disposal of property and equipment ....            81             --
Changes in operating assets and liabilities:
  Due from strategic partner ....................        (1,357)            --
  Prepaid expenses ..............................           (29)          (317)
  Other current assets ..........................          (427)            52
  Intangibles and other assets ..................          (312)          (201)
  Accounts payable ..............................           565             47
  Accrued expenses ..............................           458           (675)
  Deferred revenue ..............................        (2,019)         2,833
  Other noncurrent liabilities ..................            59             --
                                                       --------       --------
      Net Cash Flows From Operating Activities ..        (5,029)          (804)
                                                       --------       --------
Cash Flows From Investing Activities:
  Purchases of property and equipment ...........        (4,859)          (762)
  Increase in notes receivable from employees ...            --            (13)
  Purchase of marketable securities for sale ....        (4,198)            --
  Proceeds from sale and maturity of
    marketable securities available for sale ....            --          4,347
                                                       --------       --------
      Net Cash Flows From Investing Activities ..        (9,057)         3,572
                                                       --------       --------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock ........           183             --
  Proceeds from equipment loans .................         3,577          1,084
  Repayments of financing agreement .............           (90)            --
  Repayments of capital lease obligation and
    equipment loans .............................          (257)           (90)
                                                       --------       --------
      Net Cash Flows From Financing Activities ..         3,413            994
                                                       --------       --------
Net (Decrease) Increase in Cash and
    Cash Equivalents ............................       (10,673)         3,762
Cash and Cash Equivalents, beginning of period ..        46,522          1,137
                                                       --------       --------
Cash and Cash Equivalents, end of period ........      $ 35,849       $  4,899
                                                       ========       ========
Supplemental Disclosure:
  Interest expense paid .........................      $     63       $     32
                                                       ========       ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997 and the statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on From S-4 (File No. 333-60135), both filed with the Securities and Exchange Commission.

New Pronouncements

        In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB Opinion No. 15"). It replaces the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15.

        SFAS No. 128 is effective for interim periods and fiscal years ending after December 15, 1997. EPS for the three and six months ended June 30, 1997 has been restated in accordance with SFAS 128.

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

Marketable Securities Available for Sale

        All marketable securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary for available for sale securities are included in other income. As of June 30, 1998 and 1997, all of the Company's investments were classified as current as the Company may not hold investments until maturity in order to take advantage of market conditions.

Revenue Recognition

        The Company recognizes revenue from research and development support and technology and database access fees as they are earned under the terms of the agreement. Nonrefundable signing fees which are not contingent upon future performance under the terms of the agreement are recognized as revenue upon execution of such agreement. Revenue is deferred for fees received before they are earned. Revenues related to the achievement of certain milestones are recognized when earned.


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

NOTE 2. STRATEGIC ALLIANCES

        In June 1998, the Company and Hoechst Schering AgrEvo GmbH ("AgrEvo") entered into a 3-year strategic alliance for discovery of genes for the development of crop protection and crop improvement products. The initial research term may be extended for up to 5 additional years. Payments by AgrEvo to the Company in the form of committed signing fees, technology and database access fees and research funding total a minimum of $45 million if the research program continues for its full expanded term and the Company performs its research obligations under the agreement. Under the alliance, approximately $1.5 million, $1.0 million of which is payable pursuant to a promissory note due in January 1999, has been recognized as revenue as a signing fee under the terms of the agreement during the six months ended June 30, 1998. Such signing fee was made in consideration of initial access to the technology and other rights under the agreement. AgrEvo will be obligated to make additional payments to the Company for the achievement of specified target discovery and related agricultural product development milestones. AgrEvo will also pay the Company royalties on worldwide net sales of all agricultural products that may result from targets discovered pursuant to the alliance.

        In June 1998, the Company and the Wyeth-Ayerst Research Division of American Home Products Corporation ("Wyeth-Ayerst") entered into a pharmacogenomics strategic alliance in the field of preclinical toxicology.

The Company and Wyeth-Ayerst will collaborate, using the Company's proprietary gene expression and bioinformatics technologies and Wyeth-Ayerst's expertise in toxicology, to develop a database of gene expression profiles predictive of different classes of drug toxicity. Wyeth-Ayerst will have the right to use information and inventions resulting from the alliance to perform toxicology studies in connection with its internal drug discovery and development activities. The Company may non-exclusively license databases, Flow-thru Chips and other products developed under the alliance to third party customers.

        In May 1998, the Company granted to SmithKline Beecham ("SmithKline") a license to the Company's Object Protocol Model ("OPM") based bioinformatics system and software tools. Under the agreement, the Company and SmithKline have agreed to use OPM to develop a series of customized databases and servers to integrate a range of public and proprietary data sources into SmithKline's data mining process. The Company retains the right to license software and products developed under the agreement to third party customers. Under the agreement the Company will receive software license fees and will be entitled to research funding for its portion of the collaborative development program.

NOTE 3. LONG-TERM DEBT

        In June 1998, the Company and Oxford Venture Leasing, LLC ("Oxford Leasing") entered into a Master Loan and Security Agreement (the "Oxford Loan") for the financing of laboratory, computer and office equipment. Under the Oxford Loan, the Company may borrow up to $5.0 million through June 1999. In addition, the Company entered into a promissory note with Oxford Leasing (the "Promissory Note") in the amount of approximately $3.6 million relating to its initial equipment schedule. The Promissory Note bears interest at 8.8% and is payable in 48 equal monthly installments including a 15% balloon payment at the end of the initial term. The Company granted Oxford Leasing a security interest, collateralized by all the equipment and fixtures acquired under the Oxford Loan. Simultaneous with entering into the Oxford Loan, the Promissory Note was assigned by Oxford Leasing to Phoenixcor, Inc.

NOTE 4. STOCKHOLDERS' EQUITY

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

        The Company continues to apply the provisions of Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees", and related interpretations for its stock option plans. As such, the Company has recorded the activity relating to deferred compensation on stock options for the six months ended June 30, 1998 as follows:

                                                          DEFERRED
                                                        COMPENSATION
                                                        ------------
          Balance at December 31, 1997                    $(6,278)
          Amortization of deferred compensation               828
          Write-off of forfeited stock options                715
                                                          -------
          Balance at June 30, 1998                        $(4,375)
                                                          =======

NOTE 5. SUBSEQUENT EVENTS

        On July 6, 1998, the Company, the Company's new wholly owned subsidiary, Gene Logic Acquisition Corp. (the "Merger Sub") and Oncormed, Inc. ("Oncormed") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") whereby Oncormed will merge with and into Merger Sub (the "Merger"). The Merger is subject to the approval of the holders of a majority of shares of of each of the Company and Oncormed. Upon consummation of the Merger, the Company will issue up to an aggregate of 4,849,815 shares of the Company's Common Stock to Oncormed stockholders (the "Total Merger Shares"); provided, however, that in the event the average closing price of the Company's Common Stock as reported on the Nasdaq National Market System for the fifteen trading days ending the second day prior to the Company's special meeting of stockholders (the "Closing Price") is more than $7.88 per share, then the Total Merger Shares shall be reduced to a number of shares of the Company's Common Stock equal to $38,204,420 divided by the Closing Price. Oncormed may terminate the Merger Agreement if the Closing Price of the Company's Common Stock is less than $6.34 per share.

        In connection with the Merger, the Company and Oncormed have entered into a loan agreement (the "Loan Agreement") dated July 6, 1998 whereby the Company has agreed to make available to Oncormed through February 28, 1999, a credit facility of up to $2,000,000 (the "Loan") to be used by Oncormed for working capital purposes. Interest on all amounts outstanding under the Loan shall accrue daily at the per annum rate that Citibank N.A. has announced as its prime lending rate. Advances under the Loan shall not exceed $500,000 per month. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999; (ii) in the event the Merger is not consummated, that date upon which Oncormed secures alternate financing of at least $2,000,000 on terms satisfactory to Oncormed in its sole discretion; or
(iii) the date on which Oncormed sells or otherwise disposes of all or substantially all of the assets or business of Oncormed, or any liquidation, merger or other business combination of Oncormed (other than the Merger). If any of the Merger Agreement, Loan Agreement or the license agreement (entered into in accordance with the Merger and the Loan whereby Oncormed has granted the Company non-exclusive access until March 31, 1999 to Oncormed's tissue biorespository for the purpose of selecting tissue samples for further analysis) is terminated, the Company will not be obligated to make any further advances to Oncormed under the Loan. All amounts outstanding under the Loan are secured by certain of Oncormed's tissue biorespository assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on Form S-4 (File No. 333-60135 ), both filed with the Securities and Exchange Commission.

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "estimates," "expects," "intends" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of genomic databases and their use by potential collaborators of the Company, the impact of technological advances and competition, as well as other risks and uncertainties set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on Form S-4 (File No. 333-60135), both filed with the Securities and Exchange Commission.

        Flow-thru Chip(TM) is a trademark of the Company.

OVERVIEW

        The Company was incorporated in September 1994 and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products used to identify the expression of genes, drug targets and drug leads. To date, the Company has entered into strategic alliances with Procter & Gamble Pharmaceuticals, Inc. ("Procter & Gamble"), Japan Tobacco Inc. ("Japan Tobacco") and N.V. Organon a pharmaceutical business unit of Akzo Nobel NV, SmithKline Beecham and the Wyeth-Ayerst Research Division of American Home Products Corporation. In addition, the Company has an exclusive alliance with Hoechst Shering AgrEvo Gmbh ("AgrEvo") for discovery of genes to develop crop protection and improvement products. These agreements provide the Company with various combinations of technology and database access fees,signing fees and research funding, and provide certain additional payments upon the attainment of research and product development milestones and royalty payments based on sales of any products resulting from the strategic alliances. Procter & Gamble and Japan Tobacco each have the option to expand the alliances to cover additional research areas. Japan Tobacco purchased $3.0 million of the Company's Common Stock in a private placement that closed simultaneously with the Company's initial public offering.

        Gene Logic's future profitability will depend in part on the successful establishment of strategic alliances, marketing of genomic databases and bioinformatics software, and development of the Flow-thru Chip. Payments from strategic alliance partners and interest income are expected to be the only sources of revenue for the foreseeable future. Such revenue is dependent in large part on the discovery of genes, drug targets and drug leads using the Company's technologies. Royalties or other revenue from commercial sales of products developed from any therapeutic, diagnostic or agricultural product identified using the Company's technologies are not expected for at least several years, if at all. Revenues under strategic alliances may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company entering into additional alliances. There can be no assurance that the Company will enter into additional alliances on acceptable terms, if at all, or that current or future alliances will be successful.

        The Company has incurred operating losses in each year since its inception, and, at June 30, 1998, the Company had an accumulated deficit of approximately $16.2 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations. These costs have exceeded the Company's revenues which to date have been generated principally from strategic alliances. The Company expects to incur additional operating losses over the next few years as a result of increases in its expenses for research and development capabilities.

        The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including changes in the demand for the Company's technologies and products, variations in revenues under strategic alliances, including milestone payments, royalties, license fees and other contract revenues, and the timing of new product introductions, if any, by the Company. The Company's quarterly operating results may also fluctuate significantly depending on changes in the research and development budgets of the Company's strategic partners, the introduction of new products by the Company's competitors and other competitive factors, adoption of new technologies, and the cost, quality and availability of cell and tissue samples and related reagents.

RESULTS OF OPERATIONS

        Three Months and Six Months Ended June 30, 1998 and 1997

        Revenue was $3.7 million and $5.9 million for the three months and six months ended June 30, 1998, respectively, compared to $167,000 for the same periods in 1997. The increase in revenues resulted from the Company's strategic alliance agreements which were entered into primarily during the last year. Under the terms of the strategic alliance agreements, payments for technology and database access fees and research funding are recognized over the period for which they are earned. Payments for nonrefundable signing fees, which are not contingent upon future performance under the terms of the agreement are recognized as revenue upon execution of such agreement. Payments related to the achievement of certain milestones are recognized as revenue when the milestones are achieved.

        Research and development expenses increased to $3.9 million and $7.1 million for the three months and six months ended June 30, 1998, respectively, compared to $921,000 and $1.8 million for the same periods in 1997. The increase in research and development expenses was attributable to increased personnel expenses, laboratory supplies and facility costs as a result of the Company expanding its target discovery programs, Flow-thru Chip development and bioinformatics business. The Company expects research and development expenses to continue to increase as personnel and research and development facilities are expanded to accommodate new and existing strategic alliances.

        General and administrative expenses increased to $1.7 million and $3.3 million for the three months and six months ended June 30, 1998, respectively, compared to $760,000 and $1.2 million for the same periods in 1997. The increase is due primarily to increased personnel expenses, professional fees and facility costs as a result of the Company's overall scale-up of operations and business development efforts. The Company expects that general and administrative expenses will continue to increase as the Company continues to expand its operations.

        Net interest income increased to $491,000 and $1.1 million for the three months and six months ended June 30, 1998, respectively, from $30,000 and $91,000 for the same periods in 1997 due to investment of proceeds from the Company's private placement of equity securities and initial public offering in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through June 30, 1998, the Company financed its operations through proceeds from the Company's initial public offering and private placements of equity securities, payments from strategic alliance partners, a capital lease and equipment loans. In November 1997, the Company completed an initial public offering of 3,347,000 shares of its Common Stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $23.9 million. The private placements of equity securities have provided the Company with aggregate gross proceeds of approximately $33.2 million. The Company has received, as of June 30, 1998, $8.0 million under its strategic alliances for technology and database access fees and research funding. In connection with the Company's alliance with AgrEvo, the Company holds a promissory note for $1.0 million due from AgrEvo in January 1999. The Company has also obtained $471,000 of capital lease financing and $4.7 million under equipment loans. As of June 30, 1998, the Company had approximately $40.1 million in cash and marketable securities, compared to $46.6 million as of December 31, 1997.

        Net cash used in operating activities was $5.0 million for the six months ended June 30, 1998, as compared to net cash used in operating activities of $804,000 for the six months ended June 30, 1997. The increase in net cash used in operating activities resulted from timing of payments from strategic partners, revenue recognized under strategic alliances and timing of payments relating to the Company's obligations. The Company's investing activities, other than purchases, sales and maturities of available for sale securities, primarily consisted of capital expenditures, which totaled $4.9 million for the six months ended June 30, 1998, as compared to $762,000 for the six months ended June 30, 1997. The increase was primarily due to funding tenant improvements relating to the completion of the Company's new office and research laboratory facility in February 1998 and laboratory and computer equipment and furniture purchases to support the Company's expanding business. Net cash provided by financing activities was $3.4 million for the six months ended June 30, 1998, as compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 1997. The increase is due to proceeds received under an equipment loan that was entered into in June 1998.

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

        In June 1998, Gene Logic and Oxford Venture Leasing, LLC ("Oxford Leasing") entered into a Master Loan and Security Agreement (the "Oxford Loan") for the financing of laboratory, computer and office equipment. Under the Oxford Loan, Gene Logic may borrow up to $5.0 million through June 1999. In addition, Gene Logic entered into a promissory note with Oxford Leasing (the "Promissory Note") in the amount of approximately $3.6 million relating to its initial equipment schedule. The

Promissory Note bears interest at 8.8% and is payable in 48 equal monthly installments including a 15% balloon payment at the end of the initial term. Gene Logic granted Oxford Leasing a security interest, collateralized by all the equipment and fixtures acquired under the Oxford Loan. Simultaneous with entering into the Oxford Loan, the Promissory Note was assigned by Oxford Leasing to Phoenixcor, Inc.

        The Company intends to solicit the approval of the Company's stockholders of the Agreement and Plan of Merger and Reorganization dated as of July 6, 1998 (the "Merger Agreement") among the Company, Gene Logic Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company ("Merger Sub"), and Oncormed, Inc., a Delaware corporation ("Oncormed"), and the merger of Oncormed with and into Merger Sub (the "Merger") pursuant to which Oncormed will cease to exist and Merger Sub will be the surviving corporation. There can be no assurance that the Merger will be completed timely, if at all, that the combined company will not experience any problems associated with integrating the two companies, or that no problems will occur as a result of other uncertainties associated with the ongoing businesses of each company.

        In connection with the Merger, the Company and Oncormed have entered into a loan agreement (the "Loan Agreement") dated July 6, 1998 whereby the Company has agreed to make available to Oncormed through February 28, 1999 a credit facility of up to $2,000,000 (the "Loan") to be used by Oncormed for working capital purposes. Interest on all amounts outstanding under the Loan shall accrue daily at the per annum rate that Citibank N.A. has announced as its prime lending rate. Advances under the Loan shall not exceed $500,000 per month. All outstanding principal and accrued interest on the Loan is due and payable upon the earliest to occur of (i) March 31, 1999; (ii) in the event the Merger is not consummated, that date upon which Oncormed secures alternate financing of at least $2,000,000 on terms satisfactory to Oncormed in its sole discretion; or
(iii) the date on which Oncormed sells or otherwise disposes of all or substantially all of the assets or business of Oncormed, or any liquidation, merger or other business combination of Oncormed (other than the Merger). If any of the Merger Agreement, Loan Agreement or the non-exclusive license agreement between Gene Logic and Oncormed entered into in accordance with the Merger and the Loan is terminated, Gene Logic will not be obligated to make any further advances to Oncormed under the Loan. All amounts outstanding under the Loan are secured by certain of Oncormed's tissue biorepository assets.

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

YEAR 2000 COMPLIANCE

        Many computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company uses a significant number of computer software programs and operating systems in connection with its database products, services and internal operations. Such software and systems were purchased and installed with a view towards Year 2000 compliance. Nevertheless, Year 2000 problems could affect the Company's research and development, financial, administrative and communication operations.

        The Company is in the process of formulating and implementing a program designed to address any Year 2000 problems. As a result, a project team has performed an initial review of all internal computer systems and is developing and implementing a more detailed assessment to include internal and external compliance audits, Year 2000 validation testing, Year 2000 certification from third parties the Company has material agreements with and contingency plans. Systems critical to the Company's business identified as non-Year 2000 compliant will be replaced or corrected through programming modifications and/or software upgrades. In addition, third parties such as vendors, major strategic partners, service suppliers, communication providers and banks will be asked to verify, through a compliance assurance questionnaire, their Year 2000 readiness. The Company expects these projects to be successfully completed in 1999. The
Company has not assessed software and systems which would be acquired upon the consummation of the proposed Merger with Oncormed, however the Company plans to undertake a review commensurate with its review of existing software and systems.

        External and internal costs specifically associated with modifying internal software for Year 2000 compliance are expensed as incurred. To date, costs have not been material and are not expected to be in the future. Such costs do not include normal system upgrades and replacements. Based on the Company's current plans and efforts to date, the Company believes that changes mandated by the Year 2000 issue will not cause any material adverse effects on the Company's business, financial condition and results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not hold any financial instruments subject to significant market risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Recent Sales of Unregistered Securities

        During the quarter ended June 30, 1998, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

        (1) During the period, 100 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan and 277,230 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1996 Stock Plan (such plan was amended and restated in September 1997 as the 1997 Equity Incentive Plan).

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

        Of the net offering proceeds to the Company of approximately $23.9 million, through June 30, 1998, approximately $2.1 million had been used to fund tenant improvements, approximately $2.6 million had been used to fund capital expenditures, approximately $347,000 had been used to repay obligations under a capital lease and equipment loans, approximately $7.2 million had been used for expansion of internal research and development capabilities and approximately $3.4 million had been used for general corporate purposes. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Approximately $8.3 million of the net offering proceeds remain as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting of Stockholders on June 5, 1998 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected two directors to the Company's Board of Directors and approved the proposal as more fully described below.

        At the Annual Meeting, 9,296,257 shares out of a total of 13,902,107 shares of Common Stock outstanding at the record date were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

1.      Election of Directors

        Proposal to elect two directors to hold office until the 2001 Annual Meeting of Stockholders or his earlier resignation or removal.

        Nominee                             Votes For                      Votes Withheld
        -------                             ---------                      --------------
        Jules Blake, Ph.D.                  9,296,257                                0
        Michael J. Brennan, M.D., Ph.D.     9,265,657                           30,600

        The following individuals' term of office as a director continue after the meeting: Jeffrey D. Sollender, Alan G. Walton, Ph.D., D.Sc., Charles
        L. Dimmler III and G. Anthony Gorry, Ph.D.

2.      Appointment of Independent Auditors

        Proposal to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1998. Proposal was approved by a vote of 9,296,157 shares in favor and 100 shares against.

ITEM 5. OTHER INFORMATION.

        Pursuant to the Company's By-laws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information in writing to the Company not later than the close of business on the sixtieth day nor earlier than the close of business on the ninetieth day prior to the first anniversary of the preceding year's annual meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended). The Company's 1998 annual meeting of stockholders took place on June 5, 1998.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)     EXHIBITS:

               11.1          Statement regarding computation of net loss per share

               27.1          Financial Data Schedule

        B)     REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1998. The Company filed a report on Form 8-K on July 6, 1998 related to an Agreement and Plan of Merger and Reorganization between the Company, Gene Logic Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company and Oncormed, Inc., a Delaware corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GENE LOGIC INC.


Date:   August 14, 1998                By: /s/ MICHAEL J. BRENNAN, M.D., Ph.D.
                                          --------------------------------------
                                          Michael J. Brennan, M.D., Ph.D.
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)


Date:   August 14, 1998                By: /s/ MARK D. GESSLER
                                          --------------------------------------
                                          Mark D. Gessler
                                          Senior Vice President, Corporate
                                          Development Chief Financial Officer
                                          and Secretary
                                          (Principal Financial and Accounting
                                          Officer)