Form 10-Q
period 1998-09-30
GENE LOGIC INC
filed 1998-11-16
CIK 1043914

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                       OR

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

              ----------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 19,646,071 as of October 31, 1998.

================================================================================

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 1998 and December 31, 1997.....................3
Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 1998 and 1997.........................................................4
Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1998 and 1997.........................................................5
Notes to Consolidated Financial Statements..................................................6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations...................................10

Item 3. Quantitative and Qualitative Disclosure About Market Risk..........................15

PART II        OTHER INFORMATION

Item 1. Legal Proceedings..................................................................15

Item 2. Changes in Securities and Use of Proceeds..........................................16

Item 3. Defaults Upon Senior Securities....................................................16

Item 4. Submission of Matters to a Vote of Security Holders................................16

Item 5. Other Information..................................................................17

Item 6. Exhibits and Reports on Form 8-K...................................................17

Signatures.................................................................................18

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                          1998              1997
                                                                        ---------         ---------
                                                                      (Unaudited)
                                     ASSETS

Current Assets:
    Cash and cash equivalents ..................................        $  24,145         $  46,522
    Marketable securities available for sale ...................           10,562                99
    Due from collaborative partners.............................            2,506             1,000
    Prepaid expenses ...........................................              551               481
    Other current assets .......................................            1,232               890
                                                                        ---------         ---------
        Total Current Assets ...................................           38,996            48,992
Property and Equipment, net ....................................            9,489             4,211
Goodwill .......................................................            8,211                --
Intangible and Other Assets, net ...............................            1,227               769
                                                                        ---------         ---------
        Total Assets ...........................................        $  57,923         $  53,972
                                                                        =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................        $   1,675         $     181
     Accrued expenses ..........................................            2,878             1,371
     Accrued restructuring .....................................            1,597                --
     Current portion of capital lease obligation ...............              122               115
     Current portion of long-term debt .........................            1,225               434
     Deferred revenue ..........................................            1,683             4,436
                                                                        ---------         ---------
         Total Current Liabilities .............................            9,180             6,537
Capital Lease Obligation .......................................              132               225
Long-Term Debt .................................................            3,693               777
Other Noncurrent Liabilities ...................................              454               366
                                                                        ---------         ---------
    Total Liabilities ..........................................           13,459             7,905
                                                                        ---------         ---------
Stockholders' Equity:
     Common Stock, $.01 par value; 60,000,000 shares authorized;              196               139
      19,644,093 and 13,899,250 shares issued and outstanding as of September 30, 1998 and December 31, 1997, respectively
     Preferred Stock, $.01 par value; 10,000,000 shares                        --                --
      authorized; no shares issued and outstanding as of
      September 30, 1998 and December 31, 1997 .................
     Additional paid-in capital ................................          102,666            64,882
     Deferred compensation on stock options, net ...............           (4,360)           (6,278)
     Unrealized loss on marketable securities ..................               (8)               (2)
     Accumulated deficit .......................................          (54,030)          (12,674)
                                                                        ---------         ---------
        Total Stockholders' Equity .............................           44,464            46,067
                                                                        ---------         ---------
        Total Liabilities and Stockholders' Equity .............        $  57,923         $  53,972
                                                                        =========         =========

                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                             -------------------------         -------------------------
                                                               1998            1997             1998              1997
                                                             --------         --------         --------         --------
Revenues ...............................................     $  2,743         $    607         $  8,618         $    774
Expenses:
  Research and development .............................        4,090            1,501           11,234            3,338
  General and administrative ...........................        1,673            1,206            4,991            2,442
  Acquired in-process research and development .........       35,196               --           35,196               --
                                                             --------         --------         --------         --------
         Total expenses ................................       40,959            2,707           51,421            5,780
                                                             --------         --------         --------         --------
         Loss from operations ..........................      (38,216)          (2,100)         (42,803)          (5,006)
Interest income, net ...................................          428              264            1,527              355
Other expense ..........................................           --               --              (80)              --
                                                             --------         --------         --------         --------
         Loss before income tax expense ................      (37,788)          (1,836)         (41,356)          (4,651)
Income tax expense .....................................           --              100               --              100
                                                             --------         --------         --------         --------
         Net loss ......................................      (37,788)          (1,936)         (41,356)          (4,751)
Accretion of mandatory redemption value of
  Preferred Stock ......................................           --              542               --              909
                                                             --------         --------         --------         --------
         Net loss attributable to common stockholders ..     $(37,788)        $ (2,478)        $(41,356)        $ (5,660)
                                                             ========         ========         ========         ========
Basic and Diluted Net Loss Per Common Share ............     $  (2.54)        $  (3.41)        $  (2.88)        $  (8.48)
                                                             ========         ========         ========         ========
Shares Used In Computing Basic and
   Diluted Net Loss Per Common Share ...................       14,906              726           14,345              667
                                                             ========         ========         ========         ========


                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1998            1997
                                                                       --------         --------
 Cash Flows From Operating Activities:
 Net loss .......................................................      $(41,356)        $ (4,751)
 Adjustments to reconcile net loss to net cash
   flows from operating activities:
     Depreciation and amortization ..............................         1,141              383
     Cancellation of note receivable ............................            --               43
     Amount due under research agreement ........................            --               48
     Amortization of deferred compensation ......................         1,203              159
     Acquired in-process research and development ...............        35,196               --
     Loss on disposal of property and equipment .................            81               --
Changes in operating assets and liabilities
    (net of effects of acquisition):
     Due from collaborative partners ............................        (1,433)            (946)
     Prepaid expenses ...........................................           (69)            (553)
     Other current assets .......................................          (224)            (233)
     Intangibles and other assets ...............................          (523)            (275)
     Accounts payable ...........................................           703              304
     Accrued expenses ...........................................           318              517
     Deferred revenue ...........................................        (2,815)           3,272
     Other noncurrent liabilities ...............................            89              232
                                                                       --------         --------
        Net Cash Flows From Operating Activities ................        (7,689)          (1,800)
                                                                       --------         --------
 Cash Flows From Investing Activities:
     Purchases of property and equipment ........................        (5,582)          (1,785)
     Increase in notes receivable from employees ................            --              (13)
     Payment of acquisition costs, net of cash acquired .........          (755)              --
     Pre-acquisition advances to Oncormed .......................        (1,843)              --
     Purchase of marketable securities available for sale .......       (10,470)              --
     Proceeds from sale and maturity of
       marketable securities available for sale .................            --            4,397
                                                                       --------         --------
        Net Cash Flows From Investing Activities ................       (18,650)           2,599
                                                                       --------         --------
 Cash Flows From Financing Activities:
     Proceeds from issuance of common stock .....................           340               21
     Proceeds from issuance of preferred stock ..................            --           20,000
     Payments for stock issuance costs ..........................            --             (873)
     Proceeds from equipment loans ..............................         4,284            1,084
     Repayments of financing agreement ..........................          (136)              --
     Repayments of capital lease obligation and equipment loans..          (526)            (175)
                                                                       --------         --------
        Net Cash Flows From Financing Activities ................         3,962           20,057
                                                                       --------         --------
 Net (Decrease) Increase in Cash and Cash Equivalents ...........       (22,377)          20,856
 Cash and Cash Equivalents, beginning of period .................        46,522            1,137
                                                                       --------         --------
 Cash and Cash Equivalents, end of period .......................      $ 24,145         $ 21,993
                                                                       --------         --------
 Supplemental Disclosure:
     Interest expense paid ......................................      $    117         $     64
                                                                       --------         --------
 Non-Cash Transactions:
     Issuance of Common Stock in Acquisition ....................      $ 38,217         $     --
                                                                       --------         --------


                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The unaudited consolidated financial statements of Gene Logic Inc. (the "Company") have been prepared to give effect to the acquisition of Oncormed, Inc. on September 28, 1998, which has been accounted for as a purchase transaction. The accompanying unaudited consolidated financial statements have also been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 1998, consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on Form S-4 (File No. 333-60135), both filed with the Securities and Exchange Commission.

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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial statements issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt this statement in the fourth quarter of 1998.

Marketable Securities Available for Sale

        All marketable securities are classified as available for sale. Available for sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary for available for sale securities are included in other income. As of September 30, 1998 and 1997, all of the Company's investments were classified as current as the Company may not elect to hold investments until maturity in order to take advantage of market conditions.


Revenue Recognition

        Nonrefundable technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support and milestone payments are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Revenues from genomic screening services are recognized upon completion of the services. Revenues for such amounts are deferred until earned.

        Nonrefundable signing fees that are not contingent upon future performance under the terms of collaboration agreements are recognized as revenue upon execution of the agreements. Pursuant to a certain collaboration agreement, the Company is creating a research database in exchange for a fixed fee. Revenues from this collaboration are recognized on the percentage-of-completion method, primarily based on man-months incurred to date compared with total estimated man-months for development of such database. Under such agreement, the full amount is to be paid by the collaborator in 1999. As of September 30, 1998, unbilled receivables in the amount of approximately $1.1 million are due from such collaborator.

NOTE 2.  ACQUISITION

     On September 28, 1998, the merger (the "Merger") of Gene Logic Acquisition Corp., a wholly-owned subsidiary of the Company, and Oncormed, Inc. ("Oncormed"), a publicly-held genomics company providing screening services and developing databases for use primarily in pharmaceutical research and development, was completed. As a result of the Merger, Gene Logic Acquisition Corp. is the surviving corporation and Oncormed has ceased to exist. In connection with the Merger, the Company issued 4,849,815 shares of its Common Stock in exchange for all of the capital stock of Oncormed. In addition, outstanding warrants for shares of Oncormed were converted into warrants for the Company's Common Stock at exercise prices ranging from $14.77 to $28.89 per share. No value has been included in the purchase price allocation for the warrants assumed since their value, calculated using the Black-Scholes model, is immaterial. All outstanding Oncormed preferred stock was converted into Common Stock of the Company upon the consummation of the Merger, and no stock options were assumed by the Company in the Merger. The Merger has been accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $8.2 million, will be amortized on a straight-line basis over five years. The purchase price was allocated based on a fair value appraisal obtained from an independent third-party appraisal company. Allocations were made to certain intangible assets, including work force, and to "in-process research and development" consisting of technologies which had not reached technological feasibility and had no alternative future use, including in-process technologies relating to genomic databases and pharmacogenomics. The write-off of in-process research and development resulted in a non-recurring charge to the Company's operating results of $35.2 million, or $2.36 per share basic and diluted for the three months ended September 30, 1998.

The amount charged to earnings was determined by estimating the costs to develop the in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these projects are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

        The operating results of Gene Logic Acquisition Corp. from September 28, 1998 (date of completion of the Merger) to September 30, 1998 are considered immaterial. Had the Merger been completed at the beginning of each period presented for the Company, unaudited pro forma results would have been as follows:

                                                   SEPTEMBER 30,
                                            -------------------------
                                               1998             1997
                                            --------         --------
Revenues                                    $  9,904         $  1,343
Expenses                                      26,485           14,930
Amortization of goodwill                       1,232            1,232
Interest income, net and other                (2,148)             357
                                            --------         --------
Net Loss                                    $(15,665)        $(15,176)
                                            ========         ========
Basic and Diluted Net Loss Per Share        $  (0.82)        $  (2.25)
                                            ========         ========




        Such unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been had the Merger been effective at the beginning of each period presented.

NOTE 3.  ACCRUED RESTRUCTURING

        In connection with the Merger, the Company recorded a restructuring liability consisting of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs. This liability has been included in the purchase price allocation performed in connection with the Merger. Management anticipates the restructuring activities as a result of the Merger will be substantially completed in 1999.

NOTE 4.  LONG-TERM DEBT

        In June 1998, the Company and Oxford Venture Leasing, LLC ("Oxford Leasing") entered into a Master Loan and Security Agreement (the "Oxford Loan") for the financing of laboratory, computer and office equipment. Under the Oxford Loan, the Company may borrow up to $5.0 million through June 1999. In addition, the Company entered into promissory notes with Oxford Leasing (the "Promissory Notes") in the amounts of approximately $3.6 million and $706,000 during the three months ended June 30, 1998 and September 30, 1998, respectively, which bear interest at 8.8% and 7.8%, respectively. The Promissory Notes are payable in 48 equal monthly installments including a 15.0% balloon payment at the end of the initial term of each Promissory Note. The Company granted Oxford Leasing a security interest, collateralized by all the equipment and fixtures acquired under the Oxford Loan. Each Promissory Note has been assigned by Oxford Leasing to Phoenixcor, Inc.

NOTE 5.  STOCKHOLDERS' EQUITY

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

        The Company continues to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations for its stock option plans. As such, the Company has recorded the activity relating to deferred compensation on stock options for the nine months ended September 30, 1998 as follows:

                                            DEFERRED
                                          COMPENSATION
                                          ------------
Balance at December 31, 1997                 $(6,278)
Amortization of deferred compensation          1,203
Write-off of forfeited stock options             715
                                             -------
Balance at September 30, 1998                $(4,360)
                                             =======

NOTE 6.  PRE-ACQUISITION ADVANCES TO ONCORMED

        In connection with the Merger, the Company entered into a loan agreement with Oncormed whereby the Company agreed to make available to Oncormed through the earlier of the consummation of the Merger and February 28, 1999, a credit facility of up to $2.0 million (the "Loan") to be used by Oncormed for working capital purposes. As of the consummation of the Merger, the Company advanced to Oncormed $1.5 million under the Loan. In addition, the Company paid certain amounts on behalf of Oncormed in the amount of $323,000. These intercompany transaction amounts have been eliminated in consolidation in the accompanying consolidated financial statements at September 30, 1998.

NOTE 7.  SUBSEQUENT EVENTS

        In October 1998, the Company terminated the License, Services and Marketing Agreement (the "License Agreement") with Incyte Pharmaceuticals, Inc. ("Incyte") it had assumed in connection with the Merger. As part of the termination of the License Agreement, the Company repaid $924,000 that had been prepaid by Incyte. Accordingly, this repayment amount has been recorded as accrued restructuring in the accompanying consolidated financial statements at September 30, 1998 (see Note 3).

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Words such as "anticipates," "believes," "estimates," "expects," "projects," "intends" and other similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of genomic databases and their use by collaborators of the Company, the Company's ability to manage and maintain multiple, concurrent collaborations, reliance on collaborators for development and commercialization of products, if any, the ability of the Company to realize the benefits expected as a result of the Merger, the impact of technological advances and competition, as well as other risks and uncertainties set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Registration Statement on Form S-4 (File No. 333-60135), both filed with the Securities and Exchange Commission.

        Flow-thru Chip(TM) is a trademark of the Company.

OVERVIEW

        The Company was incorporated in September 1994 and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products used to identify the expression of genes, drug targets and drug leads. The Company has collaborations with the Wyeth-Ayerst Research Division of American Home Products Corporation, Hoechst Schering AgrEvo, Japan Tobacco Inc., Merck & Co., Inc., the N.V. Organon business unit of Akzo Nobel N.V., Procter & Gamble Pharmaceuticals, Inc., Rhone-Poulenc Rorer, Schering-Plough Research Institute and SmithKline Beecham. These agreements provide the Company with various combinations of technology and database access fees, signing fees and research funding, and provide certain additional payments upon the attainment of research and product development milestones and royalty payments based on sales of any products resulting from the strategic alliances.

     In September 1998, the Company completed the acquisition of Oncormed, a genomics company that provides screening services and develops databases for use primarily in pharmaceutical research and development. The transaction has been accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $8.2 million, will be amortized on a straight-line basis over five years. In connection with the acquisition of Oncormed, the Company incurred a non-recurring charge to operating results of $35.2 million as a result of the write-off of in-process research and development that had not reached technological feasibility and has no alternative future use. The value assigned to the in-process technologies was determined by estimating the costs to develop such technologies into commercially viable products, estimating the resulting net cash flows from such technologies and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these technologies are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     The in-process technologies are comprised of four on-going projects. Each project involves either the development of technologies for genomic databases or for pharmacogenomics. The four major research and development projects in progress at the time of the acquisition were (i) the Gene Chip / Gene Expression Database Development Project, (ii) the Biorepository Project, (iii) the Recognizer Analysis Project and (iv) the SNP Analysis Project. The Gene Chip / Gene Expression Database Development Project is designed to generate extensive and quantitative gene expression data on a broad range of normal, diseased and treated tissues. The Biorepository Project is intended to create novel protocols for the collection, handling and storage of normal and diseased human tissues, new methods for the extraction of genetic materials and new methods for the microdissection of tissue. The goal of the Recognizer Analysis Project is to develop novel algorithms and software tools for data mining of biological, genetic and clinical data. The SNP Analysis Project is intended to provide a rapid and low cost method to detect single nucleotide polymorphisms for genes of interest.

     Remaining development efforts for these projects are highly complex and include the development and validation of the necessary biochemistry, molecular biology, bioinformatic tools and information, as well as small-scale deployment and commercial introduction. The Company anticipates that the projects will be completed over the next twelve months. Following completion, the Company expects to begin generating economic benefits from such technologies. Funding for such projects is expected to be obtained from internally generated sources. The Company estimates the costs to complete these projects at approximately $1.3 million in 1998 and approximately $2.6 million in 1999, for an aggregate of approximately $3.9 million. Although the Company intends to complete the development of these in-process technologies and management believes in the likelihood of their feasibility, there can be no assurance that such projects will be completed successfully, or that upon completion such technologies will achieve commercial success.

Descriptions of the Company's estimates used to determine the valve assigned to the in-process technologies and costs, timing and anticipated benefits of completing the development of in-process technologies are forward-looking statements that involve risks and uncertainties. The Company's actual costs and timing to complete development of the technologies and any benefits derived therefrom will depend on many factors, including the Company's ability to complete development of the technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance of such products using such technologies and to adapt to market developments and the availability to the Company of adequate capital resources to commercialize such technologies. If the Company is unsuccessful in developing or commercializing such technologies, the Company will not achieve the benefits expected from acquiring such technologies or obtain a return on its investment in connection with the Merger and would likely discontinue its operations with respect to such technologies. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

        The Company estimated net cash flows from the in-progress technologies based on estimates of revenues, research and development costs, general and administrative costs and income taxes associated with such projects.

        The estimated revenues from such projects are derived from the Company's projections of collaborations using such technologies that will be established over the useful life of such technologies. The economic terms, number and timing of such collaborations and renewal rates are based on the Company's experience with similar projects, comparable companies, current and anticipated demands for such technologies in the pharmaceutical industry, expected trends in technology, and the nature and expected timing of project developments by the Company and its competitors. The estimated expenses, research and development and general and administrative, are based on anticipated costs to complete the acquired in-process technologies and fulfill the performance requirements under the projected collaborations. These estimated costs are based on the Company's experience in developing technologies for similar collaborations, including expected hiring costs of laboratory and bioinformatics personnel for research and development activities and software development, respectively. Additional costs include laboratory-related expenses, such as tissue samples and related reagents, collaborative research agreement expenses and capital expenditures. General and administrative costs are expected to closely approximate the Company's current cost structure.

        A discount rate of 30% was used to present value the resulting cash flow from the projects. This rate is similar to venture capital rates of return, which management believes is a reasonable rate to apply due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful development of the acquired in-process technologies, the useful lives of such technologies and the profitability levels of such technologies.

        Gene Logic's future profitability will depend in part on the successful establishment of collaborations which include various combinations of genomic databases, bioinformatics software and genomics technology. Payments through collaborations and interest income are expected to be the Company's only sources of revenue for the foreseeable future. Royalties or other revenues from commercial sales of products developed from any therapeutic, diagnostic or agricultural product identified using the Company's technologies are not expected for several years, if at all. Revenues under collaborations may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company entering into additional collaborations. There can be no assurance that the Company will enter into additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful.

        The Company has incurred operating losses in each year since its inception. At September 30, 1998, excluding the non-recurring charge of approximately $35.2 million incurred in connection with the Merger, the Company had an accumulated deficit of approximately $18.8 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations, in addition to the charge incurred in connection with the Merger. These costs have exceeded the Company's revenues which to date have been generated principally from collaborations. The Company expects to incur additional operating losses over the next few years as a result of increases in its expenses for research and development capabilities.

        The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including changes in the demand for the Company's technologies and products, variations in revenues under collaborations, including milestone payments, royalties, license fees and other contract revenues, and the timing of new product introductions, if any, by the Company. The Company's quarterly operating results may also fluctuate significantly depending on changes in the research and development budgets of the Company's collaborative partners, the introduction of new products by the Company's competitors and other competitive factors, adoption of new technologies, and the cost, quality and availability of cell and tissue samples and related reagents.

RESULTS OF OPERATIONS

        Three Months and Nine Months Ended September 30, 1998 and 1997

        Revenue was $2.7 million and $8.6 million for the three months and nine months ended September 30, 1998, respectively, compared to $607,000 and $774,000 for the same periods in 1997. The increase in revenues resulted from the collaboration agreements which the Company entered into primarily during the last year. Nonrefundable technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support and milestone payments are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Revenues from genomic screening services are recognized upon completion of the services. Revenues for such amounts deferred until earned.

        Nonrefundable signing fees that are not contingent upon future performance under the terms of collaboration agreements are recognized as revenue upon execution of the agreements. Pursuant to a certain collaboration agreement, the Company is creating a research database in exchange for a fixed fee. Revenues from this collaboration are recognized on the percentage-of-completion method, primarily based on man-months incurred to date compared with total estimated man-months for development of such database. Under such agreement, the full amount is to be paid by the collaborator in 1999. As of September 30, 1998, unbilled receivables in the amount of approximately $1.1 million are due from such collaborator.

        Research and development expenses increased to $4.1 million and $11.2 million for the three months and nine months ended September 30, 1998, respectively, compared to $1.5 million and $3.3 million for the same periods in 1997. The increase in research and development expenses for the three months ended September 30, 1998 was attributable to: (i) a thirty percent (30%) increase in personnel expenses, (ii) a twenty percent (20%) increase in research agreement expenses, (iii) a thirteen percent (13%) increase in facility costs,
(iv) a ten percent (10%) increase in laboratory supplies, and (v) a ten percent (10%) increase in depreciation expense as a result of the Company expanding its target discovery and bioinformatics businesses and its Flow-thru Chip development. The Company expects research and development expenses to continue to increase as personnel and research and development activities are expanded to accommodate new and existing collaborations.

        General and administrative expenses increased to $1.7 million and $5.0 million for the three months and nine months ended September 30, 1998, respectively, compared to $1.2 million and $2.4 million for the same periods in 1997. The increase for the three months ended September 30, 1998 is due primarily to: (i) a fifty percent (50%) increase in personnel expenses, (ii) a thirty percent (30%) increase in facility costs, and (iii) a ten percent (10%) increase in depreciation expense as a result of the Company's expanding operations and business development efforts. The Company expects that general and administrative expenses will continue to increase as the Company continues to expand its operations.

        Net interest income increased to $428,000 and $1.5 million for the three months and nine months ended September 30, 1998, respectively, from $264,000 and $355,000 for the same periods in 1997 due to the investment of proceeds from the Company's private placement of equity securities and initial public offering in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through September 30, 1998, the Company financed its operations through proceeds from the Company's initial public offering and private placements of equity securities, payments from collaborative partners, a capital lease and equipment loans. In November 1997, the Company completed an initial public offering of 3,347,000 shares of its Common Stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $23.9 million. The private placements of equity securities have provided the Company with aggregate gross proceeds of approximately $33.2 million. The Company has received, as of September 30, 1998, $9.9 million under its collaborations for technology and database access fees, signing fees and research funding. In connection with the Company's collaboration with Hoechst Schering AgrEvo ("AgrEvo"), the Company holds a promissory note for $1.0 million due from AgrEvo in January 1999. The Company has also obtained $471,000 of capital lease financing and $5.4 million under equipment loans. As of September 30, 1998, the Company had approximately $34.7 million in cash and marketable securities, compared to $46.6 million as of December 31, 1997.

        In connection with the Merger, the Company entered into a loan agreement with Oncormed whereby the Company agreed to make available to Oncormed through the earlier of the consummation of the Merger and February 28, 1999, a credit facility of up to $2.0 million (the "Loan") to be used by Oncormed for working capital purposes. As of the consummation of the Merger, the Company advanced to Oncormed $1.5 million under the Loan. In addition, the Company paid certain amounts on behalf of Oncormed in the amount of $323,000. These intercompany transaction amounts have been eliminated in consolidation in the accompanying consolidated financial statements at September 30, 1998. The Company expects to continue to pay certain amounts on behalf of its wholly-owned subsidiary, Gene Logic Acquisition Corp., until such subsidiary generates working capital sufficient to support its operations.

        In connection with the Merger, the Company acquired in-process research and development, which is comprised of several individual on-going technologies. Remaining development efforts for these projects are highly complex and include the development and validation of the necessary biochemistry, molecular biology and bioinformatic tools and information, as well as small-scale deployment and commercial introduction. The Company expects to spend approximately $3.9 million over the next 12 months in order for the Company to develop commercially viable products using such technologies and to begin to generate revenues from such technologies. Costs to complete development of these technologies are estimated to be $1.3 million in 1998 and $2.6 million in 1999. Funding for such efforts is expected to be obtained from internally generated sources. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Descriptions of costs, timing and anticipated benefits of completing the development of such technologies are forward-looking statements that involve risks and uncertainties. The Company's actual costs and timing to complete development of the technologies and any benefits derived therefrom will depend on many factors, including the Company's ability to complete development of the technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance of products using such technologies and to adapt to market developments and the availability to the Company of adequate capital resources to commercialize such technologies. There can be no assurance that the Company will be successful in developing and commercializing such technologies. If the Company is unsuccessful in developing or commercializing such technologies, the Company will not achieve the benefits expected from acquiring such technologies or obtain a return on its investment in connection with the Merger and would likely discontinue its operations with respect to such technologies.

     The Company recorded a restructuring liability as a result of the Merger consisting of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs, including the termination of the License Agreement with Incyte in which the Company repaid $924,000 that had been prepaid by Incyte. The Company intends to terminate additional agreements that it deems to have no on-going economic value to the Company. The estimated costs to terminate such agreements have been included within the recorded restructuring liability. The Company believes that the termination of additional agreements will not adversely affect the Company's operations. There can be no assurance, however, that the termination of such agreements will not have an adverse effect on the Company's operations.

        Net cash used in operating activities was $7.7 million for the nine months ended September 30, 1998, as compared to net cash used in operating activities of $1.8 million for the nine months ended September 30, 1997. The increase in net cash used in operating activities resulted from timing of payments from collaborative partners, revenue recognized under collaborations and timing of payments relating to the Company's obligations. The Company's investing activities, other than purchases, sales and maturities of available for sale securities, primarily consisted of capital expenditures, which totaled $5.6 million for the nine months ended September 30, 1998, as compared to $1.8 million for the nine months ended September 30, 1997. The increase was primarily due to funding tenant improvements relating to the completion of the Company's new office and research laboratory facility in February 1998 and purchases of laboratory and computer equipment and furniture to support the Company's expanding business. In addition, the Company had cash outlays of approximately $2.0 million as a result of the acquisition of Oncormed. Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 1998, as compared to net cash provided by financing activities of $20.0 million for the nine months ended September 30, 1997. The decrease is due to proceeds from the Company's private placement of equity securities in 1997 which was offset by proceeds received under an equipment loan that was entered into in June 1998.

        As of December 31, 1997, the Company had net operating loss carryforwards of approximately $8.9 million to offset federal and state income taxes. The Company's research and development tax credit carryforwards were approximately $331,000 as of December 31, 1997 for federal income tax purposes. If not utilized, the federal and state net operating loss carryforwards will expire through 2012.

        To date, all revenue received by the Company has been generated principally from its collaborations. The Company expects that substantially all revenue for the foreseeable future will come from collaborative partners and interest income. Furthermore, the Company's ability to achieve profitability will be dependent upon the ability of the Company to enter into additional collaborations. There can be no assurance that the Company will be able to negotiate additional collaborations in the future on acceptable terms, if at all, or that current or future collaborations will be successful and provide the Company with expected benefits.

        In June 1998, Gene Logic and Oxford Venture Leasing, LLC ("Oxford Leasing") entered into a Master Loan and Security Agreement (the "Oxford Loan") for the financing of laboratory, computer and office equipment. Under the Oxford Loan, Gene Logic may borrow up to $5.0 million through June 1999. In addition, Gene Logic entered into promissory notes with Oxford Leasing (the "Promissory Notes") in the amounts of approximately $3.6 million and $706,000 during the three months ended June 30, 1998 and September 30, 1998, respectively, which bear interest at 8.8% and 7.8%, respectively. The Promissory Notes are payable in 48 equal monthly installments including a 15.0% balloon payment at the end of the initial term of each Promissory Note. Gene Logic granted Oxford Leasing a security interest, collateralized by all the equipment and fixtures acquired under the Oxford Loan. Each Promissory Note was assigned by Oxford Leasing to Phoenixcor, Inc.

        The Company believes that existing cash and marketable securities and anticipated cash flow from its current collaborations will be sufficient to support the Company's operations for at least the next 24 months. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current collaborations to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. The Company's actual future capital requirements and the adequacy of its available funds, will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain additional collaboration and licensing arrangements, the commercial success of the in-process technologies acquired in the Merger and the progress of the development and commercialization efforts of the Company's collaborative partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its collaboration arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights. The Company expects that it will require significant additional financings in the future, which it may seek to raise through public or private equity offerings, debt financing or additional collaboration and licensing arrangements. No assurance can be given that additional financing or collaboration and licensing arrangements will be available when needed, if at all, or that, if available, will be obtained on terms favorable to the Company and its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, the Company may be required to curtail significantly one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

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

        The Company is in the process of formulating and implementing a program designed to address any Year 2000 problems. As a result, a project team has performed an initial review of all internal computer systems and is developing and implementing a more detailed assessment to include internal and external compliance audits, Year 2000 validation testing, Year 2000 certification from third parties the Company has material agreements with and contingency plans. Systems critical to the Company's business identified as non-Year 2000 compliant will be replaced or corrected through programming modifications and/or software upgrades. In addition, third parties such as vendors, major collaborative partners, service suppliers, communication providers and banks will be asked to verify, through a compliance assurance questionnaire, their Year 2000 readiness. The Company expects these projects to be successfully completed in 1999. The estimated timing of completion of these efforts is a forward-looking statement that involves risk and uncertainties, including the risk that such efforts will not adequately address such Year 2000 problems and that, as a result, the Company's business will be adversely affected. The Company has not assessed software and systems which were acquired from Oncormed in connection with the Merger, however, the Company plans to undertake a review commensurate with its review of existing software and systems.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Recent Sales of Unregistered Securities

        During the quarter ended September 30, 1998, the Company has not sold or issued any securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

        Of the net offering proceeds to the Company of approximately $23.9 million, through September 30, 1998, approximately $2.3 million had been used to fund tenant improvements, approximately $3.2 million had been used to fund capital expenditures, approximately $667,000 had been used to repay obligations under a capital lease and equipment loans, approximately $2.0 million had been used for the Oncormed acquisition, approximately $11.0 million had been used for expansion of internal research and development capabilities and approximately $4.9 million had been used for general corporate purposes. No payments were made to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Based on the foregoing, the Company has spent all proceeds from the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Meeting of Stockholders on September 28, 1998 (the "Special Meeting"). At the Special Meeting, the Company's stockholders approved and adopted the Agreement and Plan of Merger and Reorganization between the Company, Gene Logic Acquisition Corp., a wholly-owned subsidiary of the Company, and Oncormed, and approved the merger of Oncormed with and into Gene Logic Acquisition Corp.

        At the Special Meeting, 10,001,403 shares out of a total of 14,788,445 shares of Common Stock outstanding as of the record date were represented in person or by proxy.

        The proposal considered at the Special Meeting was voted on as follows:

        1. Proposal to approve and adopt the Agreement and Plan of Merger and Reorganization between the Company, Gene Logic Acquisition Corp. and Oncormed and approve the merger of Oncormed with and into Gene Logic Acquisition Corp.


              VOTES FOR        VOTES AGAINST      VOTES ABSTAINED
              ---------        -------------      ---------------
              9,187,929            395,335            418,139

ITEM 5. OTHER INFORMATION.

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)     EXHIBITS:

               10.6 The Company's 1997 Non-Employee Directors' Stock Option Plan, as corrected.

               11.1     Statement regarding computation of net loss per share

               27.1     Financial Data Schedule

        B)     REPORTS ON FORM 8-K:

               The Company filed a report on Form 8-K on July 6, 1998 related to an Agreement and Plan of Merger and Reorganization between the Company, Gene Logic Acquisition Corp. and Oncormed.

               The Company filed a report on Form 8-K on October 8, 1998 related to the consummation of the merger between Gene Logic Acquisition Corp. and Oncormed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENE LOGIC INC.


Date: November 16, 1998       By: /s/ Michael J. Brennan, M.D., Ph.D.
                                  ------------------------------------
                                  Michael J. Brennan, M.D., Ph.D.
                                  President, Chief Executive Officer
                                  and Director (Principal Executive
                                  Officer)


Date: November 16, 1998       By: /s/ Mark D. Gessler
                                  ------------------------------------
                                  Mark D. Gessler
                                  Senior Vice President, Corporate Development
                                  Chief Financial Officer and Secretary
                                  (Principal Financial and Accounting Officer)