Form 10-K
period 1998-12-31
GENE LOGIC INC
filed 1999-03-31
CIK 1043914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
______

               The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 1, 1999 was approximately $101,501,387, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

               The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 19,727,375 as of March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held on June 8, 1999 is incorporated by reference into Part III of this Report on Form 10-K to the extent stated herein.

----------------------

* Excludes 4,111,777 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 1, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                     PART I

ITEM 1. BUSINESS

               This Report contains forward-looking statements, including statements as to the timing of availability of products under development, the ability to commercialize products developed under collaborations, the performance and utility of the Company's products and services, and the adequacy of capital resources. Such statements reflect management's current views of future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projections. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of genomic database products and their use by existing and potential collaborators and customers of the Company, the Company's ability to manage and maintain multiple, concurrent collaborations, the Company's reliance on collaborators for development and commercialization of products, the impact of technological advances and competition, the Company's ability to enforce its intellectual property rights, the impact of the intellectual property rights of others and the Company's ability to enter into arrangements with new collaborators and to maintain new and existing collaborations, as well as other risks and uncertainties set forth below and in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

               READS(TM), GeneExpress(TM), GeneExpress Normal(TM), ToxExpress(TM), PharmExpress(TM), and Flow-thru Chip(TM) are trademarks of the Company. GeneChip(R) is a registered trademark of Affymetrix Inc. Trade names and trademarks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders.

SUMMARY

               GENE LOGIC INC.(1) ("Gene Logic" or the "Company") develops proprietary genomic information products, software, and research services and markets them to the global pharmaceutical and life science industries. The Company's information products combine software tools with large-scale gene expression information, which specifies the degree to which genes are active in a broad range of normal, diseased, and treated conditions. This combination enables scientists to produce new biological knowledge by integrating this proprietary expression information with a growing array of biological information available on the Internet. The Company's broad range of information products, software, and research services enable collaborators to accelerate the discovery and development of new drugs, diagnostics, and agricultural products.

               Certain of the Company's information products are in development and are subject to risks and uncertainties regarding the timing of development and the Company's ability to commercialize such products successfully.

               Gene Logic has collaborative agreements with eight major pharmaceutical companies and one major agricultural company. Four of these agreements are target discovery collaborations that provide the Company with various technology and database access fees, research funding and upfront payments. In addition, these four agreements provide certain additional payments upon attainment of research and product development milestones and royalty payments based on sales of any products that result from use of the Company's technology or proprietary database information. The Company also has a collaborative agreement with a pharmaceutical company for the development of a database for predicting drug toxicity. Under that collaboration, the Company may license the database and other products developed under the


-------------

(1) This Annual Report on Form 10-K covers both Gene Logic Inc. and its wholly owned subsidiary, Gene Logic Acquisition Corp.

collaboration to third party customers. In addition, the Company has a collaboration with a pharmaceutical company for bioinformatics software, database development, and data integration. Under that collaboration the Company receives software license fees and development fees. The Company has three agreements with pharmaceutical companies in which the Company receives fees for analyzing gene mutations for clinical trials.

BACKGROUND

               Diseases are the result of disturbances of, or abnormalities in, the physiological pathways that regulate the functioning of cells in the human body. The main components of these pathways are proteins--such as enzymes, receptors, or ion channels--encoded by genes expressed within the cells affected by the disease. Drugs generally exert their therapeutic effects by interacting with certain of these proteins, referred to as drug targets, in such a way as to restore the normal functioning of the disease-affected pathways or compensate for the abnormalities. The process of drug discovery involves the screening of collections of compounds against a drug target to identify those compounds that interact with the target to produce the desired effect. Compounds that show promise, known as drug leads, must be subjected to toxicological and clinical testing.

               While each cell of the body contains all of the roughly 100,000 human genes, only about 10 percent of those genes are simultaneously active in any cell. The particular genes that are active, or expressed, determine which proteins will be made. The degree to which a gene is expressed determines the quantity of the corresponding protein. These proteins in turn determine a cell's structure and function--whether, for instance, it will be a brain cell, a lung cell, or a blood cell. Gene expression also reflects how the cell is functioning and how it is responding to its environment. For example, certain genes will be more or less active in a diseased cell than in a healthy cell of the same type. These differences provide valuable clues about which genes, and therefore which proteins, are involved in a disease pathway. By finding compounds that affect these over- or under-expressed genes and proteins, researchers can develop innovative drugs that prevent or treat the disease.

               The Company believes that pharmaceutical companies could reduce the time, risk, and cost associated with drug discovery if they could determine the expression levels of genes that play roles in the physiological pathways of disease. Such knowledge may help them to discover drug targets, screen drug leads, predict toxic and pharmacological responses to drug leads, and tailor clinical trials to the specific needs of genetic subgroups within the population.

PRODUCTS AND SERVICES

               The Company provides a variety of products and services in the areas of gene expression information, data management and bioinformatic software, and pharmacogenomics. These products and services are all designed to improve the efficiency and effectiveness of the drug discovery and development process. They may also be applied to research and development in other sectors, such as diagnostics, animal health, and agriculture.

Gene Expression Information

               READS Technology

               When a gene is expressed to a high degree, it produces more of its own unique type of a molecule called messenger RNA (mRNA), which in turn guides the production of more of the unique protein that the gene encodes. Gene Logic's molecular biologists can measure each type of mRNA in a tissue or cell sample--thus revealing the degree to which each gene is expressed--by using a patented technology called READS (Restriction Enzyme Analysis of Differentially expressed Sequences). One of the strengths of READS is its ability to disclose the expression of unknown genes--that is, genes not yet represented in the public gene sequence databases being generated through the government-funded Human Genome Project. This capability broadens the Company's ability to use READS to discover new drug targets.

               The Company's primary source of revenue is from collaborative programs with pharmaceutical companies for discovery of drug targets. For these partners, the Company uses READS to generate custom databases of gene expression in normal and diseased tissues of selected organ systems. Using its proprietary data management and bioinformatic software, the Company helps each partner search its database for targets it can use to discover new drugs. The partners pay the Company technology and database access fees, research funding and upfront fees. The Company is also entitled to milestone payments for drug targets and leads, discovered using information the Company provided, that proceed through the partner's research and development pipeline. If any of these compounds become marketed drugs, the Company is entitled to receive royalties on sales.


               GeneExpress Databases

               While READS can be used to discover unknown genes, pharmaceutical companies can also benefit from databases of gene expression information about the genes and gene fragments already in the public domain. For such databases to have broad appeal, they need to contain expression information from a wide variety of tissues from healthy, diseased, and drug-treated patients and from experimental animals. Researchers could mine these databases for new drug targets, use them as reference standards for comparison to gene expression experiments, and glean insights from them concerning the likely toxic and pharmacological effects of new compounds.

               Gene Logic is addressing this need by building its GeneExpress databases. The initial GeneExpress database is being assembled using GeneChip probe arrays, developed by Affymetrix Inc. ("Affymetrix"), to which are attached small pieces of DNA from 6,800 genes and 35,000 gene fragments. Fluorescent-labeled DNA sequences from a tissue sample will bind to their complements on the array. By detecting the positions of the fluorescent spots on the chip, researchers can determine which genes were expressed in the sample. The brightness of the spot indicates the level of expression.

               Gene Logic is building the GeneExpress databases using its large proprietary human tissue repository, representing a wide range of tissues and diseases. The Company has substantial expertise in the preparation and analysis of these samples and in the management and integration of genomic databases. In 1999, the Company plans to collect data on the expression of the 42,000 genes and gene fragments represented on the GeneChip array in 1,500 tissues, although there can be no assurance that the Company will be able to complete the collection of such data on this schedule. Expression data from normal tissues in this database will constitute the GeneExpress Normal database.

               Gene Logic intends to continue to expand this effort with more genes and more tissues, both in humans and in experimental animals, such as rats and mice. The Company expects that the GeneExpress databases ultimately will contain billions of gene expression measurements, as well as clinical information on the tissue samples included in the databases.

               Gene Logic expects another GeneExpress database, called ToxExpress, to contain gene expression data from tissues treated with a variety of known toxic compounds. This database is intended for use in predicting toxic responses to new drug leads, thereby eliminating unpromising leads before they undergo extensive animal testing. The Company also intends to develop an expression database, called PharmExpress, for use in predicting pharmacological responses to compounds.

Gene Logic plans to market the GeneExpress databases to pharmaceutical and biotechnology companies. The Company generally expects to receive subscription fees from database users.

               There can be no assurance that development of any of the GeneExpress databases will be successful or that the Company will be successful in marketing the GeneExpress databases.


               Flow-thru Chip Probe Arrays

               Once a promising new drug target is identified, researchers must determine which compounds show the greatest promise in affecting the target. Due to advances in chemistry and robotics, the typical pharmaceutical company has hundreds of thousands of compounds on hand to test. But these companies are trying to find more efficient ways to test these compounds quickly against numerous drug targets to determine which compounds will become new drug leads.

               To help solve this problem, Gene Logic is developing the patented Flow-thru Chip probe array. Unlike other probe arrays, the Flow-thru Chip has hundreds of thousands of discrete microscopic channels that pass completely through it. Probe molecules are attached to the inner surfaces of these channels, and molecules from the samples to be tested flow through the channels, coming into close proximity with the probes. This closeness facilitates the intended reaction between the probe and the test molecule.

               The Flow-thru Chip appears to offer several advantages over other probe arrays:

                - Speed. Due to the small size of the channels, molecules from the samples bind to their complementary probes four times faster.

                - Sensitivity. The Flow-thru Chip has greater surface area for attachment of probes than conventional chips. This feature results in a stronger signal and thus allows detection of smaller quantities of molecules.

                - Versatility. The close proximity of probes and sample molecules may facilitate, in addition to the binding of DNA to DNA, a wide range of other reactions. For example, the Flow-thru Chip may be useful in analyzing interactions between two proteins, between proteins and DNA, or between proteins and small molecules.

               The Company intends to use the Flow-thru Chip in screening for drug leads and in preclinical toxicology. In screening, the Flow-thru Chip would be used to identify compounds that cause diseased cells to display expression patterns similar to those of normal cells. In toxicology, new drug leads that cause expression patterns similar to those seen in response to known toxic compounds would be eliminated from further testing.

               There can be no assurance that further development and scale-up of the Flow-thru Chip will be successful or that the Company will be successful in marketing the Flow-thru Chip to collaborators or others.

Data Management and Bioinformatic Software

               To make gene expression data useful, it must be managed effectively and integrated with data from the collaborator's other databases and from a growing number of public domain genomic and medical databases available on the Internet. For this reason, Gene Logic licensed the Object Protocol

Model (OPM) data management software from Lawrence Berkeley National Laboratory and developed it into a package of commercial software tools that allow the Company to build databases rapidly, manage them efficiently, and integrate them with other databases and applications. These various databases often have different, incompatible structures, but OPM allows Gene Logic and its collaborators to manage, integrate, and query them as if they were part of a single database.

               A major advantage of OPM is that it is easier to use for genomic applications than conventional database management software. Using OPM, a specialist in the management and analysis of genomic data--called a bioinformatic research analyst--can view the structure of the underlying database on a computer screen and interact with it by pointing and clicking.
To perform a comparable feat with conventional software, a programmer would have to write hundreds of lines of computer code.

               Gene Logic not only uses OPM software internally for developing data management and bioinformatic systems, the Company also markets it to pharmaceutical and biotechnology companies.

               In addition to providing systems that support interactions with databases, Gene Logic is developing systems to relieve bioinformatic research analysts of performing time-consuming, repetitive tasks. These advanced systems are being designed to integrate large volumes of genomic data, search for biomedical information related to these data, and filter the data and information to highlight material of interest to the user. These systems are intended to enable bioinformatic research analysts to discover drug targets more quickly.

               There can be no assurance that further development of any of the Company's data management and bioinformatic software products will be successful or that the Company will be successful in marketing such products.

Pharmacogenomics

               Pharmacogenomics is the application of genomic information to clinical trials to determine which patients, based on their genetic make-up, are most likely to benefit from a certain drug or which are likely to suffer adverse effects. This new field may enable pharmaceutical companies and physicians to tailor drug therapy to meet the specific needs of various subgroups of patients within the group with a certain disease. Gene Logic analyzes genetic mutations for clinical trials sponsored by pharmaceutical companies. These analyses help the trial sponsors correlate the various outcomes of therapy with the various mutations that patients have. The Company believes that its gene expression technologies may also prove useful in pharmacogenomics.

               The statements made in this Annual Report on Form 10-K regarding anticipated dates for commercial availability and expected characteristics of certain products are forward-looking statements, and the actual dates of commercialization and actual characteristics could differ materially from those projected as a result of a variety of factors, including progress of the Company's technologies and changes in the Company's business priorities. In addition, the Company's ability to build and successfully market the GeneExpress databases will depend in part on the ability of Affymetrix to supply adequate quantities of high quality GeneChip probe arrays. These and other applicable factors are discussed in "Risk Factors." There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development and commercialization of products or that the Company's products will address the requirements of the market or achieve market acceptance.

COLLABORATORS AND CUSTOMERS

               To date, Gene Logic has developed collaborative and customer relationships with eight major pharmaceutical companies and one major agricultural products company, each listed in the table and described in more depth below.

American Home Products Corp.'s Wyeth-Ayerst Laboratories        Construction of ToxExpress gene expression database for predicting toxic responses

Hoechst Schering AgrEvo GmbH                                    Construction of a gene expression database for discovery of genes to develop improved agricultural products

Japan Tobacco Inc.                                              Construction  of gene  expression  databases  for  discovery of new drug targets and drug leads for renal and another disease

Merck & Company Inc.                                            Pharmacogenomics

NV Organon, a unit of Akzo Nobel NV                             Construction of gene expression databases for discovery of new drug targets for  contraception and psychiatric
                                                                and other diseases

Procter & Gamble Pharmaceuticals                                Construction of gene expression databases for discovery of new drug targets for heart failure and osteoporosis

Rhone-Poulenc Rorer Inc.                                        Pharmacogenomics

Schering-Plough Corp.                                           Pharmacogenomics

SmithKline Beecham PLC                                          Software license and development of application software to integrate a wide range of public and proprietary genomic databases




American Home Products Corp.'s Wyeth-Ayerst Laboratories

               In June 1998, Gene Logic and Wyeth-Ayerst entered into a pharmacogenomics collaboration in the field of preclinical toxicology. The collaboration agreement is renewable each year. Gene Logic and Wyeth-Ayerst will collaborate, using Gene Logic's proprietary gene expression and bioinformatic technologies and Wyeth-Ayerst's expertise in toxicology, to develop a database of gene expression profiles predictive of different classes of drug toxicity. Wyeth-Ayerst will have the right to use profiles resulting from the collaboration to perform toxicology studies in connection with its internal research and drug discovery and development activities. Gene Logic may non-exclusively license the database, Flow-thru Chips and other products developed under the collaboration to third party customers.

               There can be no assurance that Gene Logic and Wyeth-Ayerst will be successful in research conducted pursuant to the agreement or in the development or commercialization of any products based upon such discoveries.

Hoechst Schering AgrEvo GmbH

               In June 1998, Gene Logic and AgrEvo entered into a 3-year collaboration for discovery of genes for the development of novel crop protection and crop improvement products. The initial research term may be extended for up to five additional years. Payments by AgrEvo to and Gene Logic in the form of committed database access fees, research funding and upfront fees total a minimum of $45 million if the research program continues for its full term and Gene Logic performs its research obligations under the agreement. As part of the collaboration, AgrEvo will also receive access to Gene Logic's Flow-thru Chip technology for further analysis of genes identified in the research program. AgrEvo will be obligated to make additional payments to Gene Logic for the achievement of specified target discovery and related agricultural product development milestones. AgrEvo will also pay Gene Logic royalties on worldwide net sales of all agricultural products that may result from targets discovered pursuant to the collaboration. AgrEvo may terminate the collaboration agreement for any reason by providing six months notice to Gene Logic at any time following the 18-month anniversary of the date the agreement was effective.

               There can be no assurance that Gene Logic's research pursuant to the agreement will be successful in discovering genetic targets or that AgrEvo will be successful in developing or commercializing any agricultural products based upon such discoveries made by Gene Logic. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the collaboration will not be terminated prior to the natural expiration of its term.

Japan Tobacco Inc.

               In September 1997, the Company and Japan Tobacco entered into a 5-year collaboration for drug target and drug lead discovery in renal disease. Payments by Japan Tobacco to the Company in the form of committed technology and database access fees and research funding total a minimum of $15.0 million if the research program continues for its full term and the Company performs its research obligations under the agreement. In December 1998, Japan Tobacco expanded the collaboration to identify novel drug targets in an additional therapeutic area. The new collaboration is for a term of 44 months. Payments to the Company in the form of committed technology and database access fees and research funding for the additional therapeutic area total a minimum of $12.0 million if the research term continues for the full term and the Company performs its research obligations under the agreement. Japan Tobacco may extend the research program for one additional year. At any time during the first two years of the collaboration, Japan Tobacco has the right to expand the collaboration to include another drug target and drug lead discovery program in an additional disease indication upon terms, including technology and database access fees and committed research funding, identical to those covering the initial program in renal disease. Japan Tobacco will be obligated to make additional payments to the Company for the achievement of specified target discovery and related product development and associated regulatory milestones. Pursuant to the terms of the agreement, Japan Tobacco would pay a minimum of $12.5 million for each therapeutic product if all milestones are achieved. Japan Tobacco will also pay the Company royalties on worldwide net sales of all products that may result from targets discovered pursuant to the collaboration.

               As part of the collaboration and during the research term of the collaboration agreement, the Company granted Japan Tobacco a non-exclusive license to the GeneExpress Normal database, and Gene Logic intends to use its Flow-thru Chip technology for screening for drug leads.

Under the terms of the agreement, Japan Tobacco will pay Gene Logic Flow-thru Chip design fees, screening fees and a minimum of $17.5 million for each therapeutic product based on a lead compound identified through such assays if all milestones are achieved. The agreement also entitles the Company to royalties on net sales of therapeutic products based on lead compounds identified through such assays. Japan Tobacco may terminate the agreement for any reason by providing six months notice to Gene Logic at any time following the first anniversary of the date the research field was established.

               There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering drug targets or drug leads related to renal disease, the additional therapeutic area included in the collaboration or the option disease field or that Japan Tobacco will be successful in developing or commercializing any products based upon such discoveries made by the Company. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the collaboration will not be terminated prior to the natural expiration of its term.

Merck & Company Inc.

               In March 1998, Oncormed Inc. ("Oncormed") entered a pharmacogenomics agreement with Merck & Company Inc. Under the terms of the agreement, Oncormed was paid a fee for analyzing gene mutations for clinical trials sponsored by Merck. After acquiring Oncormed in September 1998, Gene Logic continued this relationship. The relationship was expanded in October 1998 and February 1999 to include additional clinical trials, under terms similar to the original agreement. Merck may terminate the agreement for any reason by providing a one month notice. There can be no assurance that Gene Logic's agreement with Merck will be continued, expanded, or renewed.

NV Organon

               In December 1997, Gene Logic and Organon entered into a 3-year collaboration for drug target discovery. Payments by Organon to Gene Logic in the form of committed database access fees and research funding total a minimum of $12.5 million if the research program continues for its full term and Gene Logic performs its research obligations under the agreement. As part of the collaboration and during the research term of the collaboration agreement, Gene Logic granted Organon a non-exclusive license to the GeneExpress Normal database. Organon will be obligated to make additional payments to Gene Logic for the achievement of specified target discovery and related product development milestones. Organon will also pay Gene Logic royalties on worldwide net sales of all products that may result from targets discovered pursuant to the collaboration. Organon may terminate the collaboration for any reason by providing six months notice to Gene Logic at any time following the second anniversary of the date the collaboration was effective.

               There can be no assurance that Gene Logic's research pursuant to the agreement will be successful in discovering drug targets or that Organon will be successful in developing or commercializing any products based upon such discoveries made by Gene Logic. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the collaboration will not be terminated prior to the natural expiration of its term.

Procter & Gamble Pharmaceuticals

               In May 1997, the Company and Procter & Gamble entered into a 4 1/2-year collaboration for drug target discovery in heart failure. In December 1998, the collaboration was expanded to include additional therapeutic areas, beginning with osteoporosis. Payments by Procter & Gamble to the Company in the form of committed technology access fees, research funding and upfront fees will total a minimum of $17.5 million if the research program continues for its full term and the Company performs its research obligations under the agreement. Procter & Gamble will be obligated to make additional payments to the Company for the achievement of specified target discovery, product development and associated regulatory milestones. Procter & Gamble will also pay the Company royalties on worldwide net sales of all products that may result from the collaboration. Procter & Gamble may terminate the collaboration agreement for any reason by providing six months notice to Gene Logic.

               There can be no assurance that the Company's research pursuant to the agreement will be successful in discovering drug targets related to heart failure, osteoporosis or any other disease area or that Procter & Gamble will be successful in developing or commercializing any products based upon such discoveries made by the Company. As a result, there can be no assurance that Gene Logic will receive any milestone payments, royalties or other payments contemplated by the agreement, nor can there be any assurance that the collaboration will not be terminated prior to the natural expiration of its term.

Rhone-Poulenc Rorer Inc.

               In September 1997, Oncormed entered into a pharmacogenomics agreement with Rhone-Poulenc Rorer Inc. Under the terms of the agreement, Oncormed was paid a fee for analyzing gene mutations for clinical trials sponsored by Rhone-Poulenc Rorer. After acquiring Oncormed in September 1998, Gene Logic continued this relationship. In November 1998, the relationship was expanded to include additional clinical trials, under terms similar to the original agreement. Rhone-Poulenc Rorer may terminate the agreement for any reason by providing a one month notice. There can be no assurance that Gene Logic's agreement with Rhone-Poulenc Rorer will be continued, expanded, or renewed.

Schering-Plough Corp.

               In December 1997, Oncormed entered a pharmacogenomics agreement with Schering-Plough Corp. Under the terms of the agreement, Oncormed was paid a fee for analyzing gene mutations for clinical trials sponsored by Schering-Plough. After acquiring Oncormed in September 1998, Gene Logic continued this relationship. The term of the agreement has expired, but Gene Logic continues to perform the services under the provisions of the original agreement. The Company and Schering-Plough are discussing entering into a new agreement that would expand the relationship to include additional clinical trials.

There can be no assurance that Gene Logic will enter into a new agreement with Schering-Plough or that such a new agreement will be continued, expanded or renewed.

SmithKline Beecham PLC

               In May 1998, Gene Logic granted to SmithKline a license to Gene Logic's OPM-based bioinformatic system and software tools. In September 1998, Gene Logic and SmithKline entered into a collaboration regarding the use of OPM to develop a series of customized databases and servers to integrate a range of public and proprietary data sources into SmithKline's data mining process. Gene Logic retains the right to license software and products developed under the agreement to third party customers. Under the agreement Gene Logic will receive software license fees and funding for its portion of the collaborative development program. SmithKline may terminate the license agreement at any time. There can be no assurance that Gene Logic will be successful in the work to be performed under the agreement or that the agreement will be continued.

INTELLECTUAL PROPERTY

               Gene Logic seeks United States and international patent protection for major components of its technology platform, including elements of its READS, Flow-thru Chip and bioinformatic technologies. It also relies on trade secret protection for certain of its confidential and proprietary information, and it uses license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. The Company's commercial success will be dependent in part on its ability to obtain commercially valuable patent claims and to protect its intellectual property portfolio.

               As of March 1, 1999, Gene Logic had exclusive rights to 10 issued United States patents and 85 patent applications relating to its technologies. The Company has exclusive rights to United States patents covering key aspects of READS gene expression analysis, gene expression analysis using restriction enzymes, and the Flow-thru Chip technology.

               The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including Gene Logic, are generally uncertain and involve complex legal and factual questions. There can be no assurance that any of the pending patent applications to which the Company has exclusive rights will result in issued patents, that the claims of any patents which are issued will provide meaningful protection, that the Company will develop additional proprietary technologies that are patentable, that any patents licensed or issued to the Company or its collaborative partners will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the ability of the Company to do business. In addition, patent law relating to the scope of claims in the technology field in which the Company operates is still evolving. The degree of future protection for the Company's proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technologies, duplicate any of the Company's technologies, or, if patents are licensed or issued to the Company, design around the patented technologies licensed to or developed by the Company. In addition, the Company could incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

               The Company is aware of a number of United States patents and patent applications and corresponding foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA probe arrays. There can be no assurance that these or other technologies will not provide third parties with competitive advantages over the Company and will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover the prior art or have other defects. There can be no assurance that an owner or licensee of a patent in the field will not threaten or file an infringement action or that the Company would prevail in any such action. There can be no assurance that the cost of defending an infringement action would not be substantial and would not have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any required licenses would be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent the Company from utilizing or commercializing one or more of its technologies and could have a material adverse effect on the Company's business, financial condition and results of operations.

               The Company has applied, and intends to make additional applications, for patent protection for methods relating to gene expression, for the disease-specific patterns of gene expression it identifies and for the individual disease genes and targets it discovers. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through the Company's discovery programs. There can be no assurance that the Company will be able to obtain meaningful patent protection for its discoveries; even if patents are issued, the scope of the coverage or protection afforded thereby is uncertain. Failure to secure such meaningful patent protection could have a material adverse effect on the Company's business, financial condition and results of operations.

               Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that the potential products and processes of the Company or its partners may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time the Company applies for patent protection on a corresponding gene could adversely affect the Company's ability to obtain patent protection with respect to such gene or to the related expression patterns. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes or gene products that are similar, or identical to, any for which the Company may seek patent protection. No assurance can be given that any such patent application will not have priority over patent applications filed by the Company. Any legal action against the Company or its partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or its partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company or its partners would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all. The Company believes that there is likely to be significant litigation in the industry regarding patent and other intellectual property rights. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources and have a material adverse effect on the Company's business, financial condition and results of operations.

               Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may adversely affect the Company's patent position. If this change results in a shorter period of patent coverage, the Company's business could be adversely affected to the extent that the duration and level of the royalties it is entitled to receive from its partners are based on the existence of a valid patent covering the product subject to the royalty obligation.

               With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, the Company has chosen to rely on trade secret protection and confidentiality agreements to protect its interests. The Company believes that several elements of its drug discovery system involve proprietary know-how, technology or data that are not covered by patents or patent applications. In addition, the Company has developed a proprietary index of gene and gene fragment sequences which it updates on an ongoing basis. Some of these data will be the subject of patent applications, whereas other data will be maintained as proprietary trade secret information. The Company has taken security measures to protect its proprietary know-how and technologies and confidential data and continues to explore further methods of protection. While Gene Logic requires all employees, consultants and collaborators to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, or that the Company can meaningfully protect its trade secrets. In the case of a collaborative partnership or other collaborative arrangement that requires the sharing of data, the Company's policy is to make available to its partner only such data as are relevant to the partnership or arrangement, under controlled circumstances, and only during the contractual term of the partnership or collaborative arrangement, and subject to a duty of confidentiality on the part of its partner or collaborator. There can be no assurance, however, that such measures will adequately protect the Company's data. Any material leak of confidential data into the public domain or to third parties may have a material adverse effect on the Company's business, financial condition and results of operations.

               The Company is a party to various license agreements that give it rights to use certain technologies and biological materials in its research and development processes. There can be no assurance that the Company will be able to maintain such rights on commercially reasonable terms, if at all. Failure by the Company to maintain such rights could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

               Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. Gene Logic faces, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. The Company is aware that certain entities are using a variety of gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with the Company's competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, the Company will need to demonstrate to potential customers that its technologies and capabilities are superior to competing technologies.

               Many of the Company's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than the Company. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of Gene Logic or which are more effective than those developed by Gene Logic or its partners, or may obtain regulatory approvals of their drugs more rapidly than the Company and its partners, any of which could have a material adverse effect on any similar Gene Logic program. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its partners' ability to use the Company's technologies or commercialize therapeutic, diagnostic or agricultural products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also faces competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in its discovery programs.

               The Company will rely on its collaborative partners for support of certain of its discovery programs and intends to rely on its collaborative partners for preclinical and clinical development of related potential products and the manufacturing and marketing of such products. Each of the Company's partners is conducting multiple product development efforts within each disease area that is the subject of its collaboration with Gene Logic. Generally, the Company's collaboration agreements do not preclude the partner from pursuing development efforts utilizing approaches distinct from that which is the subject of the collaboration. Any product candidate of the Company, therefore, may be subject to competition with a potential product under development by a partner.

               Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, target gene identification, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on maintaining a competitive position in the genomics field. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses it incurs in connection with their development. Products offered by the Company could be made obsolete by less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. There can be no assurance that the Company will be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

GOVERNMENT REGULATION

               The Company does not plan to conduct clinical trials in humans or commercialize therapeutic products discovered as a result of its gene, drug target and drug lead discovery programs but intends to rely on its partners to conduct such activities. Prior to marketing, any new drug developed by the Company's partners must undergo an extensive regulatory approval process in the United States and other countries. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based on changes in United States Food and Drug Administration ("FDA") policies for drug approval during the period of product development and FDA regulatory review of each submitted new drug application ("NDA") in the case of new pharmaceutical agents, or product license application ("PLA") or biologics license application ("BLA") in the case of biological therapeutics. Delays may also be encountered in the regulatory approval of any diagnostic or agricultural product, where such approval is required, and in obtaining regulatory approval in foreign countries. Delays in obtaining regulatory approvals could adversely affect the marketing of any drugs or diagnostic or agricultural products developed by the Company or its partners, impose costly procedures on the Company's and its partners' activities, diminish any competitive advantages that the Company or its partners may attain and adversely affect the Company's receipt of royalties. There can be no assurance that regulatory approval will be obtained for any drugs or diagnostic or agricultural products developed by the Company or its partners. Furthermore, regulatory approval may entail limitations on the indicated uses of a drug. Because certain of the products likely to result from the Company's disease research programs involve the application of new technologies and may be based on a new therapeutic approach, such products may be subject to substantial additional review by various government regulatory authorities and, as a result, regulatory approvals may be obtained more slowly than for products based on more conventional technologies.

               Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market, and could have a material adverse effect on the Company's business, financial condition and results of operations. Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the approval process, post-approval or in good manufacturing practices manufacturing requirements, may result in various adverse consequences to the Company, including the FDA's delay in approval or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer and NDA, PLA or BLA holder.

               No investigational new drug application ("IND") has been submitted for any product candidate resulting from the Company's discovery programs, and no product candidate has been approved for commercialization in the United States or elsewhere. The Company intends to rely on its collaborative partners to file INDs and generally direct the regulatory approval process. There can be no assurance that the Company's collaborative partners will be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any products. Failure to obtain required governmental approvals will delay or preclude the Company's collaborative partners from marketing drugs or diagnostic or agricultural products developed through the Company's research or limit the commercial use of such products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

               As of March 1, 1999, the Company had 157 full-time employees, 50 of whom hold doctoral degrees and 26 of whom hold other advanced degrees. Of these, 122 were engaged in research and development, including bioinformatics, and 35 were engaged in business development, finance, and general administration. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good. The Company's future success depends in significant part on the continued service of its key scientific, technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. There is intense competition for such qualified personnel in the areas of the Company's activities and there can be no assurance that the Company will continue to attract and retain the personnel necessary for the development of its business. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

               The following table sets forth the names, ages and positions of the executive officers of the Company as of March 1, 1999:

NAME                                  AGE     POSITION

Michael J. Brennan, M.D., Ph.D.....   41      Chief Executive Officer and Director

Mark D. Gessler....................   37      President, Chief Operating Officer and Chief Financial Officer

Douglas Dolginow, M.D. ............   45      Senior Vice President, Pharmacogenomics

Gregory G. Lennon, Ph.D. ..........   42      Senior Vice President, Research and Development and Chief Scientific Officer

Victor M. Markowitz, D.Sc. ........   46      Senior Vice President, Data Management Systems

Daniel R. Passeri..................   38      Senior Vice President, Technology and Program Management

-----------

               MICHAEL J. BRENNAN, M.D., PH.D., has served as Chief Executive Officer and a director of the Company since December 1995. From December 1995 through January 1999, Dr. Brennan also served as President of the Company. From October 1993 to November 1995, he was Vice President, Business Development for Corange International Limited's worldwide therapeutics business, Boehringer Mannheim Therapeutics. From June 1990 to October 1993, Dr. Brennan was a director and the general manager of Boehringer Mannheim, South Africa. Dr. Brennan received a Ph.D. in neurobiology and a M.D. from the University of the Witwatersrand, Johannesburg, South Africa. In 1985, he completed his residency in neurology at Boston City Hospital.

               MARK D. GESSLER has served as President and Chief Operating Officer of the Company since January 1999 and as Chief Financial Officer since June 1996. From June 1996 to January 1999, Mr. Gessler was also Gene Logic's Senior Vice President, Corporate Development. From February 1993 to

June 1996, he was with GeneMedicine Inc., a gene therapy company, most recently as Vice President, Corporate Development. From 1988 until January 1993, he was Director of Business Development at BCM Technologies Inc., the venture and technology subsidiary of Baylor College of Medicine. While in that position, Mr. Gessler co-founded three biotechnology companies and a software company. Mr. Gessler holds an MBA from the University of Tennessee and was an Adjunct Professor of Business Administration at Rice University from 1991 to 1996.

               DOUGLAS DOLGINOW, M.D., joined Gene Logic as Senior Vice President, Pharmacogenomics in September 1998. Dr. Dolginow served as President and Chief Operating Officer of Oncormed Inc. from October 1993 and as a director of Oncormed from May 1994 until joining Gene Logic. Dr. Dolginow was Vice President of Regional Operations for Nichols Institute, a clinical laboratory company, from May 1991 to October 1993. From 1983 to 1991, he served as medical director for multiple clinical laboratories including Highland General Hospital, Oakland, California and Mt. Zion Hospital, San Francisco, California. Since 1984, he has been an active member of the Clinical Faculty at the University of California, San Francisco. Dr. Dolginow received a M.D. from the University of Kansas.

               GREGORY G. LENNON, PH.D., has served as Gene Logic's Senior Vice President, Research and Development and Chief Scientific Officer since June 1998. From September 1997 to June 1998, he was Gene Logic's Vice President, Genomics Research. Prior to joining Gene Logic, Dr. Lennon was a senior scientist of the Human Genome Center at Lawrence Livermore National Laboratory from October 1991 to August 1997 and manager of the functional genomics research portfolio for the Department of Energy's Joint Genome Institute from January 1997 to August 1997. Dr. Lennon is a founder and the director of the I.M.A.G.E. (Integrated Molecular Analysis of Gene Expression) Consortium funded by the Department of Energy. He was a participant in both the Merck Gene Index project and the National Cancer Institute's Cancer Genome Anatomy Project. Dr. Lennon holds a Ph.D. in genetics from the University of Pennsylvania. He is an adviser to the National Cancer Institute of the National Institutes of Health.

               VICTOR M. MARKOWITZ, D.SC., has served as Senior Vice President, Data Management Systems, since September 1998. He joined Gene Logic in September 1997 as Vice President, Data Management Systems. Prior to joining Gene Logic, Dr. Markowitz was a staff scientist at Lawrence Berkeley National Laboratory and project leader in the laboratory's Data Management Research and Development Group. He is the principal architect of the Object Protocol Model software. Dr. Markowitz received his M.Sc. and D.Sc. degrees in computer science from Technion, the Israel Institute of Technology.

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

RISK FACTORS

               The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management.

Uncertainty of Gene Logic's Technologies and Product Development Risk

               Gene Logic's technologies involve new and unproven approaches. They are based on the assumption that information about gene expression and gene sequences may help scientists better understand complex disease processes. Generally, there is limited understanding of the roles of genes in these diseases. Relatively few therapeutic products based on gene discoveries have been developed and commercialized. Gene Logic cannot assure investors that its technologies will enable the Company or its partners or customers to identify genes, drug targets and drug leads. Even if Gene Logic is successful in identifying genes, drug targets and drug leads associated with specific diseases, it cannot assure that the Company, or its partners, will be able to discover or develop products based on these discoveries. To date, no one has developed or commercialized any therapeutic, diagnostic or agricultural products based on Gene Logic's technologies. If the Company fails to identify genes useful for the discovery and development of such products, it will have a material adverse effect on Gene Logic's business.

               Development of therapeutic, diagnostic and other life science products based on Gene Logic's discoveries will also be subject to other risks of failure inherent in their development. These risks include the possibility that any such products will:

                -       be found to be ineffective;

                -       be found to be toxic;

                -       fail to receive necessary regulatory approvals;

                - be difficult or impossible to manufacture on a large scale;

                -       be uneconomical to market;

                - be impossible to market because they infringe on the proprietary rights of third parties; and

                - compete with products marketed by third parties that are similar or superior.

               As a result, the Company cannot assure that either Gene Logic or its partners will develop any products that will be commercially viable.

               Gene Logic created a prototype of the Flow-thru Chip and is conducting in-house testing. The Company has not produced the Flow-thru Chip on a commercial scale. It is also developing several genomic database products. The Company cannot assure that the development or commercialization of the Flow-thru Chip or the genomic database products will be successful or that the Company will be successful in marketing such products.

               Gene Logic will need to generate information about gene expression and regulation to include in its genomic database products. Gene Logic will also need to analyze that information using its software tools. The development and commercialization of Gene Logic's genomic database products will be materially adversely affected if the Company's technologies fail to generate the necessary genetic information. Gene Logic's database products are complex and sophisticated and could contain erroneous data, design defects or software errors that could be difficult to detect and correct. Bugs and viruses may be found in current products or future products, if the Company develops any. If Gene Logic fails to maintain and further develop the necessary data to support its drug discovery efforts and the efforts of its partners, it could result in loss of or delay in its revenues and market acceptance.

               Gene Logic's pharmacogenomic technologies are designed to help use genetic discoveries to develop therapeutic products that are clinically useful. Very few companies have used these technologies for this purpose. The market for these technologies is in an early stage of development. Gene Logic's ability to successfully develop this business is unproven. Gene Logic cannot assure that the market for these technologies and products will continue to evolve. The discoveries and technologies that form the basis for these products have not been widely adopted by pharmaceutical companies. Gene Logic cannot assure that such companies will adopt these technologies or products.

Reliance on Collaborators and Licensees

               Gene Logic's strategy for developing and commercializing therapeutic, diagnostic and other life science products depends, in large part, on collaboration and licensing arrangements. Gene Logic has established collaborations with American Home Products Corp.'s Wyeth-Ayerst Laboratories; SmithKline Beecham PLC; NV Organon, a unit of Akzo Nobel NV; Japan Tobacco
Inc.; Procter & Gamble Pharmaceuticals; Rhone-Poulenc Rorer Inc.; Schering-Plough Corp.; and Merck & Company Inc. Gene Logic also has a collaboration with Hoechst Schering AgrEvo GmbH for discovery of genes to develop improved agricultural products. These collaborations have only been formed within the past two years. Gene Logic cannot assure that it will maintain these collaborations or establish additional collaborations or that any of these collaborations will be successful.

               Since Gene Logic's inception, the Company has received a substantial portion of its revenues from collaborations, and the Company expects to continue to do so. Gene Logic's failure to maintain its existing collaborations or to enter into additional collaborations would have a material adverse effect on its business. In particular, if funding from partners was not available or was reduced, Gene Logic would need to devote additional internal resources to its programs or possibly scale back or terminate some programs.

               Gene Logic's strategy includes entering into multiple, concurrent collaborations. Gene Logic cannot assure that it will be able to manage multiple collaborations successfully. The risks the Company faces in managing multiple collaborations include:

                -       maintaining confidentiality among partners;

                -       avoiding conflicts between partners; and

                -       avoiding conflicts between the Company and its partners.

               If Gene Logic fails to manage its collaborations effectively, or if any of the problems described above arise, one or more of the following may occur which could have a material adverse effect on Gene Logic's business:

                - use of significant management resources to resolve conflicts;

                -       delay in research efforts;

                - legal claims involving significant time, expense and loss of reputation;

                -       loss of capital; and

                -       loss of revenues.

               If Gene Logic's partners discover therapeutic, diagnostic or other life science products from the Company's research programs with them, Gene Logic will rely on them for product development, regulatory approval, manufacturing and marketing of those products. Gene Logic's agreements with its partners typically allow the partners significant discretion in electing whether to pursue any of these activities. Gene Logic cannot control the amount and timing of resources its partners may devote to its programs or potential products. As a result, Gene Logic cannot assure that its partners will perform their obligations as expected or that the partners will continue the collaborations. In addition, if a partner is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in Gene Logic's collaboration may suffer. Certain of Gene Logic's current collaborations provide the partner with rights to terminate the collaboration prior to the natural expiration of its term. If any of Gene Logic's partners decide to terminate their collaboration with us early, the Company's business could be materially and adversely affected.

Uncertainty Relating to Integrating Oncormed

               On September 28, 1998, Gene Logic acquired Oncormed Inc., and Oncormed is now Gene Logic's subsidiary. As a result, two companies that had previously operated independently must now work together. The integration will require significant effort from Gene Logic's personnel and the personnel of Oncormed who are now Gene Logic employees. Gene Logic cannot assure that the companies will be able to integrate and consolidate their efforts without problems. The following risks are common to the integration of two companies and may limit or disrupt Gene Logic's ability to realize the benefits it anticipated when it decided to acquire Oncormed:

                - diversion of Gene Logic's management's attention from other important issues;

                - difficulties integrating the research and development activities of the two companies;

                -       loss of momentum in research and development activities;

                - difficulties integrating the systems which help to run the two companies;

                -       delays in completing the integration; and

                -       loss of key personnel from Oncormed.

               If these problems occur and Gene Logic is not successful in resolving them, the Company's business would be materially and adversely affected, and it might be unable to realize its long-term goals.

Limited Operating History

               Gene Logic has a limited operating history, and it is at an early stage of development. Substantially all of Gene Logic's resources have been dedicated to developing its proprietary technologies and using them to identify genes. All of the Company's discovery programs and collaborations are at an early stage. Continuing to develop its technologies and using them to identify genes will require Gene Logic to do significant additional research and development and make a significant additional investment. Gene Logic expects that it will be a number of years, if ever, before the Company will recognize revenue from royalties.

History of Operating Losses

               Gene Logic has incurred operating losses in each year since its inception, including net losses of approximately:

                -       $2.9 million during the year ended December 31, 1996;

                -       $7.2 million during the year ended December 31, 1997;
                        and

                - $44.9 million during the year ended December 31, 1998.

At December 31, 1998, excluding the $35.2 million non-recurring charge incurred in connection with its acquisition of Oncormed, the Company had accumulated operating losses of approximately $22.3 million. Gene Logic expects to incur additional losses at least through 1999. Gene Logic also expects that such losses may increase as the Company expands its research and development activities. Gene Logic's losses to date have resulted principally from costs incurred in research and development and general and administrative costs associated with operations, in addition to the charge incurred in connection with the merger with Oncomed. As mentioned above, the Company expects that its revenues for the foreseeable future will result from payments under collaborations, as well as interest income. Gene Logic cannot assure that it will receive additional revenues under existing collaborations or that it will be able to enter into new collaborations. The Company cannot assure that it will operate profitably.

Dependence on Access to Certain Materials, Information, and Licensed
Technologies

               To be able to use its technologies to discover genes, Gene Logic needs access to normal and diseased human tissue samples, related clinical and other biological information and animal disease models. Gene Logic competes with many other companies for these materials and information. The Company cannot assure that it will be able to obtain and maintain access to these materials and information on acceptable terms, if at all. If these materials are not available, it would have a material adverse effect on Gene Logic's business.

               Certain of Gene Logic's genomics and bioinformatics technologies have been acquired or licensed from third parties. Gene Logic expects to acquire or license additional technologies from third parties. The Company's research and development activities could be adversely affected if these licenses are changed or terminated or if Gene Logic is not able to establish access to additional technologies that it believes are important to its business.

               The Company's ability to build and successfully market the GeneExpress databases will depend in part on the ability of Affymetrix to supply adequate quantities of high quality GeneChip probe arrays. If such probe arrays are not available, it would have a material adverse effect on Gene Logic's business.

Fluctuations in Operating Results

               Gene Logic's revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

                - changes in the demand for Gene Logic's technologies and products;

                - variations in the timing of payments under collaborations;

                - the timing of Gene Logic's new product introductions, if any;

                - changes in the research and development budgets of Gene Logic's partners and potential partners;

                - the introduction of new products and services by Gene Logic's competitors;

                -       regulatory actions;

                -       Gene Logic's adoption of new technologies; and

                - the cost, quality and availability of cell and tissue samples, reagents and related components and technologies.

               Gene Logic will not be able to control many of these factors. In addition, if the Company's revenues in a particular period do not meet expectations, Gene Logic may not be able to adjust its expenditures in that period, which could have a material adverse effect on operating results.

Uncertainties Relating to Patents and Proprietary Rights

               Gene Logic's success will depend in part on its ability to obtain commercially valuable patent claims and to protect its intellectual property. The Company's patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the Company's technology field are still evolving. Therefore, the degree of future protection for Gene

Logic's proprietary rights is uncertain. The risks and uncertainties that Gene Logic faces with respect to its patents and other proprietary rights include the following:

                - the pending patent applications Gene Logic has filed or to which it has exclusive rights may not result in issued patents;

                - the claims of any patents which are issued may not provide meaningful protection;

                - Gene Logic may not be able to develop additional proprietary technologies that are patentable;

                - the Company, or its partners, may not be able to develop commercially viable products or services from patents licensed or issued to the Company or its partners;

                - the patents licensed or issued to the Company or its partners may not provide a competitive advantage;

                - other companies may challenge patents licensed or issued to Gene Logic or its partners; and

                - patents issued to other companies may have an adverse effect on Gene Logic's ability to do business.

               Others may independently develop similar or alternative technologies or duplicate Gene Logic's technologies. Others may also unfairly design around technologies Gene Logic has licensed or developed. The Company could incur substantial litigation costs to defend itself in patent suits brought by other companies or to initiate such suits. In particular, Gene Logic is aware of a number of patents and patent applications owned by others relating to the analysis of gene expression or the manufacture and use of DNA chips. Gene Logic cannot assure that these or other technologies will not provide others with competitive advantages over Gene Logic's technologies and will not have a material adverse effect on the Company's business.

               Gene Logic applies for patent protection for methods relating to gene expression, disease-specific patterns of gene expression the Company identifies and individual disease genes and targets the Company discovers. These patent applications may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through Gene Logic's discovery programs. Gene Logic cannot assure that it will be able to obtain meaningful patent protection for its discoveries. Even if patents are issued, their scope of coverage or protection is uncertain.

               Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents are issued to others on partial or full-length genes, the risk increases that potential products and processes of the Company or its partners may give rise to claims of patent infringement. The public availability of partial or full sequence information or patent applications claiming those sequences, even if not accompanied by relevant function or disease association, prior to the time Gene Logic applies for patent protection on a corresponding gene could adversely affect the Company's ability to obtain patent protection with respect to the gene or to the related expression patterns. Furthermore, others may file patent applications covering genes or gene products that are similar or identical to any for which Gene Logic may seek patent protection. Gene Logic cannot assure that any such patent application will not have priority over patent applications that the Company files. Gene Logic believes that there is likely to be significant litigation in the industry regarding patent and other intellectual property rights. If Gene Logic becomes involved in such litigation, it could have a material adverse effect on the Company's business.

               Gene Logic also relies on trade secret protection and confidentiality agreements to protect its interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. The Company has taken security measures to protect its proprietary know-how and confidential data and continues to explore further methods of protection. While Gene Logic requires all employees, consultants and collaborators to enter into confidentiality agreements, it can not be certain that it will be able to meaningfully protect its trade secrets. Any material leak of confidential data into the public domain or to third parties could have a material adverse effect on Gene Logic's business, financial condition and results of operations.

Intense Competition

               There is intense competition among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. Gene Logic faces competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government agencies. Many of Gene Logic's competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than Gene Logic does. The Company's competitors may discover or develop important genes before the Company does, develop genes that are more effective than those Gene Logic develops or obtain regulatory approvals of products more rapidly than Gene Logic or its partners do.

Future Capital Requirements and the Uncertainty of Access to Additional Funding

               Gene Logic believes that existing cash and marketable securities and anticipated cash flow from its current collaborations and licensing arrangements will be sufficient to support its operations until the end of the year 2000. Gene Logic may choose to raise additional capital due to market conditions or strategic considerations even if it has sufficient funds for its operating plan. The Company expects that it will require significant additional funding in the future. It may seek funding through public or private equity offerings, debt financings or additional collaborations. If Gene Logic raises additional capital by issuing equity or convertible debt securities, the issuances may dilute share ownership and future investors may be granted rights superior to those of current shareholders. Gene Logic cannot assure that additional financing will be available when needed, or that, if available, financing will be obtained on favorable terms.

Impact of Government Regulation

               Any new drug developed by Gene Logic's efforts and the efforts of its collaborative partners must undergo an extensive regulatory approval process in the United States and other countries before it can be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies can increase the delay for each new drug, product license and biological license application. Gene Logic expects similar delays in the regulatory approval of any diagnostic or agricultural product, where such approval is required, and in obtaining regulatory approval in foreign countries. Even if regulatory approval is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market. Gene Logic cannot be certain if and when the Company or its partners will submit any applications for regulatory approval. Gene Logic cannot assure that the Company or its partners will obtain regulatory approval for any products on a timely basis, if at all.

               No investigational new drug application has been submitted for any product candidate resulting from Gene Logic's discovery programs. In addition, no product candidate has been approved for commercialization in the United States or elsewhere. Gene Logic expects to rely on its partners to file such applications and generally direct the regulatory approval process. If Gene Logic's partners fail to obtain required governmental approvals, it will delay or prevent them from marketing drugs or diagnostic products, or limit the commercial use of such products. The occurrence of any of these events would have a material adverse effect on Gene Logic's business, financial condition and results of operations.

Limited Clinical Development, Manufacturing, Marketing, and Sales Experience

               Gene Logic has made no investment in therapeutic, diagnostic or other life science product manufacturing, marketing or sales resources and does not expect to enter such fields. Instead, the Company expects its partners to pursue the commercialization of products based on or discovered using its technologies. Gene Logic can provide no assurance that it will be able to enter into such arrangements on acceptable terms, if at all. The Company will depend on partners, licensees or other entities for such services. This dependence may adversely affect Gene Logic's ability to develop and deliver such products on a timely and competitive basis. To the extent Gene Logic directly engages in development, manufacturing and marketing of products, it will require substantial additional funds, personnel and production facilities.

Risk of Liability

               Gene Logic may be exposed to claims of liability from use of products either the Company or its partners provide. In addition, genetic testing and information services that Gene Logic provides, or that were provided by Oncormed prior to the merger, could expose the Company to the risk of certain types of litigation, including medical malpractice claims, negligence claims or contract disputes. Gene Logic currently maintains product liability and medical malpractice insurance. Gene Logic cannot assure that its insurance coverage will be adequate to protect it against future claims. A product liability claim, product recall or a medical malpractice claim could have a material adverse effect on Gene Logic's business, financial condition and results of operations.

Possible Volatility of Gene Logic's Stock Price

               The market price of Gene Logic's common stock, which is quoted on the Nasdaq National Market System, has been and is likely to continue to be highly volatile due to a variety of factors, including the following:

                - developments concerning Gene Logic's proprietary rights, including patents and litigation matters;

                - developments concerning Gene Logic's collaboration agreements or licensing arrangements;

                - publicity regarding actual or potential results from the Company's products or technology;

                - sales of substantial amounts of Gene Logic's stock by existing stockholders;

                - announcements of technological innovations and new commercial products by the Company or its competitors;

                -       fluctuations in Gene Logic's operating results;

                - price and volume fluctuations in the stock market at large which do not relate to Gene Logic's operating performance; and

                -       comments by securities analysts.

ITEM 2. PROPERTIES

               Gene Logic's headquarters consists of approximately 50,000 square feet of office and research laboratory space located in Gaithersburg, Maryland pursuant to a lease which expires in 2007. Gene Logic also leases approximately 19,000 square feet of additional office and research laboratory space in Gaithersburg, Maryland, 8,000 square feet of office space in Berkeley, California, and 3,000 square feet of office space in Omaha, Nebraska with terms expiring in 2000, 2004 and 2001, respectively.

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

1998                                                HIGH         LOW
                                                 ---------    ---------
First Quarter                                      $ 9.250      $7.625

Second Quarter                                       8.500       6.000

Third Quarter                                       10.125       3.688

Fourth Quarter                                       6.969       3.000

1997
Fourth Quarter (commencing November 21, 1997)      $ 8.375      $7.625

               On March 1, 1999, the last sales price of the Common Stock as reported on the Nasdaq National Market was $6.50 per share. As of March 1, 1999, there were approximately 234 holders of record of the Company's Common Stock.

               The Company has not paid any cash dividends since inception and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

               Since January 1, 1998, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

               During the period, 100 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan and 278,313 shares of Common Stock were issued pursuant to the exercise of stock options granted under the 1996 Stock Plan (such plan was amended and restated in September 1997 as Equity Incentive Plan).

               The issuances of Common Stock described above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

               ITEM 6. SELECTED FINANCIAL DATA

               The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 and with respect to the consolidated balance sheets at December 31, 1998 and 1997 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 1995 and the period from September 22, 1994 (inception) through December 31, 1994 and the balance sheet data at December 31, 1995 and 1994 are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.



                                                                                                                   PERIOD FROM
                                                                                                                 SEPTEMBER 22, 1994
                                                                           YEARS ENDED DECEMBER 31,                 (INCEPTION)
                                                     --------------------------------------------------------         THROUGH
                                                       1998            1997            1996            1995      DECEMBER 31, 1994
                                                     --------        --------        --------        --------    -----------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues .....................................       $ 13,197        $  2,047        $     --        $     --        $      --
Operating expenses:
    Research and development .................         16,605           6,061           1,741             486               44
    General and administrative ...............          7,552           3,825           1,345             258               46
    Acquired in-process research and
        development ..........................         35,196              --              --              --               --
    Ammortization of goodwill.................            381              --              --              --               --
                                                      --------       --------        --------        ---------       ---------

Total operating expenses .....................         59,734           9,886           3,086             744               90
Interest income, net .........................          1,844             745             221              --               --
Other expense ................................            (80)             --              --              --               --
Income tax expense ...........................           (100)           (100)             --              --               --
                                                      --------       --------        --------        ---------       ---------
Net loss .....................................      $ (44,873)       $ (7,194)       $ (2,865)       $   (744)       $     (90)
                                                      =======        ========        ========        ========        =========

Basic and diluted net loss per common share ..      $   (2.86)       $  (3.97)       $  (5.87)       $   (3.48)
                                                      --------       --------        --------        ---------
Shares used in computing basic and diluted net
    loss per common share ....................         15,681           2,138             572             214
                                                      =======        ========        ========        ========


                                                                                    DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                          1998           1997            1996            1995            1994
                                                        --------       --------        --------        --------        --------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities        $ 30,982       $ 46,621        $  5,671        $    348         $  298
Working capital .................................         26,573         42,455           4,581             246            311
Total assets ....................................         55,566         53,972           7,819             424            311
Total long-term debt and capital lease obligation          5,305          1,551             446              --             --
Total mandatorily redeemable convertible
    preferred stock .............................             --             --          10,471           1,153            400
Total stockholders' equity ......................         41,288         46,067          (4,187)           (833)           (89)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, including statements as to the timing of availability of products under development, the ability to commercialize products developed under collaborations, the performance and utility of the Company's products and services, and the adequacy of capital resources. Such statements reflect management's current views of future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projections. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of genomic database products and their use by existing and potential collaborators and customers of the Company, the Company's ability to manage and maintain multiple, concurrent collaborations, the Company's reliance on collaborators for development and commercialization of products, the impact of technological advances and competition, the Company's ability to enforce its intellectual property rights, the impact of the intellectual property rights of others and the Company's ability to enter into arrangements with new collaborators and to maintain new and existing collaborations, as well as other risks and uncertainties set forth below and in the section entitled "Risk Factors."

OVERVIEW

               The Company was incorporated in September 1994 and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products for use in pharmaceutical, diagnostic and agricultural product research and development. The Company has collaborations with the American Home Products Corp.'s Wyeth-Ayerst Laboratories, Hoechst Schering AgrEvo GmbH, Japan Tobacco Inc., Merck & Company Inc., NV Organon, a business unit of Akzo Nobel NV, Procter & Gamble Pharmaceuticals, Rhone-Poulenc Rorer Inc., Schering-Plough Corp. and SmithKline Beecham PLC.

               These agreements provide the Company with various combinations of nonrefundable upfront payments, recurring technology and database access fees, research funding and fees for pharmacogenomic services, certain additional payments upon the attainment of research and product development milestones and royalty payments based on sales of any products resulting from the collaborations. Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned which is ordinarily when the work is performed or costs are incurred, milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Revenues from pharmacogenomic services are recognized upon completion of the services. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue upon execution of the agreements. The loss of revenues from any individual target discovery collaboration agreement, if terminated, could have a material adverse effect on the Company's business, financial condition and results of operations.

               The Company has also entered into several research and license agreements with academic and research institutions and companies. These agreements provide for the funding of research activities by the Company and the possible payment of milestones, license fees, and, in some cases, royalties by the Company to the research partner. The Company's commitments under any one of these agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

               Gene Logic's future profitability will depend in part on the successful establishment of collaborations which include various combinations of genomic databases, bioinformatics software and genomics technology. Payments through collaborations and interest income are expected to be the Company's only sources of revenue for the foreseeable future. Significant royalties or other revenues from commercial sales of products developed from any therapeutic, diagnostic or agricultural product identified using the Company's technologies are not expected for several years, if at all. During 1998, royalties or other revenues from commercial sales of products paid to Gene Logic were immaterial. Revenues under collaborations may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company entering into additional collaborations. There can be no assurance that the Company will enter into additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful.

               The Company has incurred operating losses in each year since its inception. At December 31, 1998, excluding the $35.2 million non-recurring charge incurred in connection with the merger with Oncormed, the Company had accumulated operating losses of approximately $22.3 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations, in addition to the charge incurred in connection with the merger with Oncormed. These costs have exceeded the Company's revenues which to date have been generated principally from collaborations. The Company expects to incur additional operating losses at least through 1999 as a result of increases in its expenses for research and development capabilities.

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

ACQUISITION OF ONCORMED

               In September 1998, the Company completed the acquisition of Oncormed, a genomics company that provided pharmacogenomic screening services and developed databases for use primarily in pharmaceutical research and development. The transaction was accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $7.6 million, will be amortized on a straight-line basis over five years at a rate of approximately $1.5 million per year.

               In connection with the acquisition of Oncormed, the Company incurred a non-recurring charge to operating results of $35.2 million (or 90% of the purchase price), representing the values determined by management to be attributable to the in-process research and development costs. This amount relates to four technologies. Of the technologies, $12 million related to the Gene Chip / Gene Expression Database Development Project, $14.5 million related to the Biorepository Project, $3.5 million related to the Recognizer Analysis Project, and $5.2 million related to the SNP Analysis Project, based on the discounted cash flows management expects from these technologies. The value assigned to the in-process technologies was determined by estimating the costs to develop such technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value.
A discount rate of 30% was used for valuing the in-process research and development. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. Management believes that the allocation of the majority of the purchase price to these technologies was appropriate because of the considerable future potential of these programs to contribute to the operations of Gene Logic.

               Each ongoing project involves either the development of technologies for genomic databases or for pharmacogenomics. The Gene Chip / Gene Expression Database Development Project is designed to generate extensive and quantitative gene expression data on a broad range of normal, diseased and treated tissues. The Biorepository Project is intended to create novel protocols for the collection, handling and storage of normal and diseased human tissues, new methods for the extraction of genetic materials and new methods for the microdissection of tissue. The goal of the Recognizer Analysis Project is to develop novel algorithms and software tools for data mining of biological, genetic and clinical data. The SNP Analysis Project is intended to provide a method to detect single nucleotide polymorphisms for genes of interest. At the time of the acquisition of Oncormed, management estimated the following percentages of completion for each project at that time: 65% complete for the Gene Chip / Gene Expression Database Development Project, 65% complete for the Biorepository Project, 80% complete for the Recognizer Analysis Project, and 80% complete for the SNP Analysis Project.

               Management believes there is no persuasive evidence that the technologies will not reach commercial status within the time frame included in the discounted cash flow analysis, which anticipates revenue beginning in late 1999. Management believes that material cash inflows are expected to be received through the year 2010. Management has reviewed with its independent accountants all of the factors and the related future cash flows which it considered in arriving at the amounts attributed to these technologies.

               At December 31, 1998, additional progress had been achieved on each of the four technology projects that were underway as of the acquisition date (September 28, 1998). In general, the Company believes that these research and development projects are on track with management's plans at the time the acquisition occurred. Through December 31, 1998, no significant adjustments have been made in the economic assumptions or expectations that underlie the Company's acquisition decision and related purchase accounting. All four in-process research and development projects are active, and the Company is advancing the technology at a rate consistent with originally-projected completion dates. Specifically, the SNP Analysis project is substantially completed and the Gene Chip/Gene Expression Database Development Project, Biorepository Project and Recognizer Project are expected to be substantially completed during 1999. Because these technologies are interrelated with respect to the development of genomic database and pharmacogenomic products the Company does not expect to derive significant economic benefits until late 1999.

               Remaining development efforts for the projects which are still incomplete are highly complex and include the development and validation of the necessary biochemistry, molecular biology and bioinformatic tools and information, as well as small-scale deployment and commercial introduction. Funding for such projects has been and is expected to continue from internally generated sources. The Company now estimates the costs to complete the remaining projects at approximately $1.9 million in fiscal year 1999. Total costs to complete the projects from the date of acquisition are now estimated to be approximately $3.3 million.

               Although the Company has substantially completed one of the projects and intends to complete the development of the remaining in-process technologies and although management believes in the likelihood of their feasibility, there can be no assurance that such remaining projects will be completed successfully, or that any of the in-process technologies will achieve commercial success. If, at a later date, the Company decides to no longer pursue one or all of these technologies, decides to indefinitely postpone the research effort related to one or all of the technologies, or determines that the discounted expected cash flows will no longer meet projections, it will disclose that fact to investors - explaining why it will not pursue commercialization or why it has been postponed (and when research is expected to resume) and how much of the purchase price the technologies (or programs) are represented. If these technologies are not successfully developed or commercially successful, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

               Descriptions of the Company's estimates used to determine the value assigned to the in-process technologies and costs, timing and anticipated benefits of completing the development of the in-process technologies are forward-looking statements that involve risks and uncertainties. The Company's actual costs and timing to complete development of the remaining technologies and any benefits derived therefrom or from completed technologies will depend on many factors, including the Company's ability to complete development of the remaining technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance of products using such technologies and to adapt to market developments and the availability to the Company of adequate capital resources to commercialize such technologies. If the Company is unsuccessful in developing or commercializing such technologies, the Company will not achieve the benefits expected from acquiring such technologies or obtain a return on its investment in connection with the merger and would likely discontinue its operations with respect to such technologies. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.


RESULTS OF OPERATIONS

               Years Ended December 31, 1998 and December 31, 1997

               Revenue increased to $13.2 million in 1998 from $2.0 million in 1997. The increase in revenues resulted primarily from a full-year of research activities under existing collaborations in addition to new and expanded collaborations in 1998. Of the 1998 revenues, thirty-four percent (34%) were received from Japan Tobacco; twenty-four percent (24%) were received from Organon; twenty-two percent (22%) were received from Procter & Gamble, including an upfront payment of $1.0 million relating to the transfer of certain data and biomaterials; and eighteen percent (18%) were received from AgrEvo, including an upfront payment of $1.5 million relating to certain rights granted under the collaboration agreement. The Company recognized revenues on upfront payments equal to the value of consideration transferred to the collaborator under the agreement. In addition, no future performance obligations are required as it relates to these upfront payments under the agreements. Revenues received from other sources, including those received from the subsidiary subsequent to the merger with Oncormed in September 1998, were not material.

               Research and development expenses increased to $16.6 million in 1998 from $6.1 million in 1997. Excluding the increase in research and development costs of approximately ten percent (10%) as a result of the merger with Oncormed, the remaining increase in research and development expenses was primarily attributable to approximate increases of: (i) fifty percent (50%) in personnel expenses, (ii) ten percent (10%) in research agreement expenses, and
(iii) ten percent (10%) in facility costs. The Company had other general increases in laboratory supplies and depreciation expense. During 1998, the Company further expanded its target discovery and bioinformatics businesses and its Flow-thru Chip development program. The Company expects research and development expenses to continue to increase as personnel and research and development activities, including in-process technologies acquired in the merger with Oncormed, are expanded to accommodate new and existing collaborations.

               General and administrative expenses increased to $7.6 million in 1998 from $3.8 million in 1997. Excluding the increase in general and administrative expenses of approximately fifteen percent (15%) as a result of the merger with Oncormed, the remaining increase in general and administrative expenses was primarily attributable to approximate increases of: (i) forty percent (40%) in personnel expenses, (ii) fifteen percent (15%) in facility costs, and (iii) fifteen percent (15%) in amortization of deferred compensation on stock options. The Company had other general increases in costs due to becoming a public company and depreciation expense. In 1998, the Company continued to expand its operations and business development efforts. The Company expects that general and administrative expenses will continue to increase as the Company continues to expand its operations.

               Amortization of goodwill was $381,000 in 1998 as a result of the merger with Oncormed.

               Net interest income increased to $1.8 million in 1998 from $745,000 in 1997 due to a full-year of investment income in 1998 relating to the investment of proceeds from the Company's 1997 private placement of equity securities and initial public offering.


               Years Ended December 31, 1997 and December 31, 1996

               Revenue under collaboration agreements was approximately $2.0 million in 1997. No revenues were received by the Company in 1996. Of the 1997 revenues, fifty-seven percent (57%) were received from Procter & Gamble and forty-two percent (42%) were received from Japan Tobacco. Revenues from other sources were not material.

               Research and development expenses increased to $6.1 million in 1997 from $1.7 million in 1996. The increase in research and development expenses was primarily attributable to approximate increases of: (i) forty percent (40%) in personnel expenses, (ii) twenty percent (20%) in laboratory supplies, and (iii) ten percent (10%) in depreciation expense as a result of the Company expanding its target discovery and bioinformatics businesses and its Flow-thru Chip development program.

               General and administrative expenses increased to $3.8 million in 1997 from $1.3 million in 1996. The increase in general and administrative expenses was primarily attributable to approximate increases of: (i) twenty-five percent (25%) in personnel expenses, (ii) fifteen percent (15%) in legal costs,
(iii) ten percent (10%) in facility costs, and (iv) ten percent (10%) in amortization of deferred compensation on stock options in connection with the overall scale up of the Company's operations and business development efforts.

               Net interest income increased to $745,000 in 1997 from $221,000 in 1996. The increase was primarily due to the larger cash and investment balance on hand during 1997 as a result of private placements of equity securities and the completion of the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

               From inception through December 31, 1998, the Company financed its operations through the sale of equity securities, payments from collaborative agreements and equipment financing. In November 1997, the Company completed an initial public offering of 3,347,000 shares of its Common Stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $23.9 million. The private placements of equity securities have provided the Company with aggregate gross proceeds of approximately $33.2 million. The Company has received, as of December 31, 1998, $14.6 million under its collaborations in the form of technology and database access fees, research funding and upfront payments. In connection with its collaboration with AgrEvo, the Company held a promissory note of $1.0 million which AgrEvo paid in full in January 1999. In addition, the Company holds a promissory note of $500,000 in connection with its collaboration with Procter & Gamble that is due in December of 1999. The Company has also obtained $471,000 of capital lease financing and $5.8 million under equipment loans. As of December 31, 1998, the Company had approximately $31.0 million in cash and marketable securities, compared to $46.6 million as of December 31, 1997.

               Prior to the consummation of the merger with Oncormed, the Company advanced $1.5 million under a loan agreement with Oncormed for working capital purposes. In addition, the Company paid certain amounts on behalf of Oncormed in the amount of $323,000. Following the merger with Oncormed, these and other intercompany transactions have been eliminated in consolidation in the accompanying consolidated financial statements at December 31, 1998. The Company expects to continue to pay certain amounts on behalf of its wholly owned subsidiary, Gene Logic Acquisition Corp., and does not expect repayment of the amounts advanced until such subsidiary generates working capital sufficient to support its operations.


               In connection with the merger with Oncormed, the Company acquired in-process research and development, which is comprised of several individual on-going technologies. Development efforts for the remaining projects are highly complex and include the development and validation of the necessary biochemistry, molecular biology and bioinformatic tools and information, as well as small-scale deployment and commercial introduction. The Company now expects to spend approximately $3.3 million in order to develop commercially viable products using such technologies and to begin to generate revenues from such technologies. Costs to complete development of these remaining technologies are now estimated to be $1.9 million in fiscal year 1999. Funding for such efforts has been and is expected to continue to be obtained from internally generated sources. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Descriptions of costs, timing and anticipated benefits of completing the development of such technologies are forward-looking statements that involve risks and uncertainties. The Company's actual costs and timing to complete development of the remaining technologies and any benefits derived therefrom or from completed technologies will depend on many factors, including the Company's ability to complete development of the remaining technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance of products using such technologies and to adapt to market developments and the availability to the Company of adequate capital resources to commercialize such technologies. There can be no assurance that the Company will be successful in developing and commercializing such technologies. If the Company is unsuccessful in developing or commercializing such technologies, the Company will not achieve the benefits expected from acquiring such technologies or obtain a return on its investment in connection with the merger with Oncormed and would likely discontinue its operations with respect to such technologies.

               In connection with the merger with Oncormed, the Company recorded a restructuring liability of approximately $1.6 million to integrate Oncormed into the Company following the acquisition. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs, including the termination of a certain agreement with Incyte Pharmaceuticals, Inc. ("Incyte") in which the Company repaid $924,000 that had been prepaid by Incyte. The Company has terminated additional agreements that it has deemed to have no on-going economic value to the Company and will continue to evaluate remaining contracts in the future. The estimated costs to terminate such agreements are included in the restructuring liability. This liability has been included in the purchase price allocation performed in connection with the merger with Oncormed. The Company believes the termination of additional agreements will not adversely affect the Company's operations. There can be no assurance, however, that the termination of such agreements will not have an adverse effect on the Company's operations. At

December 31, 1998, approximately $134,000 and $50,000 of the restructuring charge remain unpaid relating to involuntary employment and contract terminations, respectively. Management anticipates the restructuring activities as a result of the merger with Oncormed will be substantially completed in 1999.

               Net cash used in operating activities was $10.2 million in 1998, $3.4 million in 1997 and $2.0 million in 1996. The Company has primarily used cash during 1998, 1997 and 1996 to fund the Company's operating losses in addition to expenditures relating to intangibles and other assets. In fiscal year 1997, cash used to fund the Company's operating loss was offset by the timing of payments from collaborative partners and revenue recognized under collaborations.

               During 1998, 1997 and 1996, the Company had expenditures relating to intangibles and other assets of approximately $971,000, $642,000 and $126,000, respectively. These expenditures were primarily for patent costs and license fees. The Company amortizes such patent costs to research and development expense over the useful life of the underlying patent upon its issuance. License fees are amortized to research and development expense over periods of approximately five to seventeen years. These expenditures are necessary and are expected to increase to protect the Company's intellectual property and to secure rights to current technology.

               The Company's investing activities, other than purchases, sales and maturities of available-for-sale securities, primarily consisted of capital expenditures, which totaled $6.9 million in 1998, $3.1 million in 1997 and $1.3 million in 1996. The increases from year to year were primarily due to the increasing purchases of laboratory and computer equipment and furniture to support the Company's expanding business and funding of tenant improvements in 1998 relating to the completion of the Company's new office and research laboratory facility. In addition, the Company had cash outlays of approximately $2.6 million as a result of the acquisition of Oncormed in 1998. The Company expects its capital requirements to increase as it expands its facility requirements and acquires equipment to support expanding research and development activities.

               Net cash provided by financing activities was $4.1 million in 1998, $47.4 million in 1997 and $8.8 million in 1996, primarily from the initial public offering in 1997 and private placements in 1997 and 1996 and equipment financing in 1998 and 1997, net of payments of capital lease and loan obligations.

               In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. Under the loan agreement, the Company may borrow up to $5.0 million through June 1999. At December 31, 1998, the Company has borrowed approximately $4.8 million.

               As of December 31, 1998, the Company had net operating loss ("NOL") carryforwards of approximately $46.9 million to offset federal and state income taxes which includes Oncormed's NOL of approximately $30.0 million assumed as a result of the merger. The Company's research and development tax credit carryforwards were approximately $600,000 as of December 31, 1998 for federal income tax purposes. If not utilized, the federal and state net operating loss carryforwards will expire through 2013, but begin to expire in 2008.

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

               The Company believes that existing cash and marketable securities and anticipated cash flow from its current collaborations will be sufficient to support the Company's operations until the end of the year 2000. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current collaborations to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. The Company's actual future capital requirements and the adequacy of its available funds, will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain additional collaboration and licensing arrangements, the commercial success of the in-process technologies acquired in the merger with Oncormed and the progress of the development and commercialization efforts of the Company's collaborative partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its collaboration arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights. The Company expects that it will require significant additional financings in the future, which it may seek to raise through public or private equity offerings, debt financing or additional collaboration and licensing arrangements. No assurance can be given that additional financing or collaboration and licensing arrangements will be available when needed, if at all, or that, if available, will be obtained on terms favorable to the Company and its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, the Company may be required to curtail significantly one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

YEAR 2000 COMPLIANCE

               Many computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company uses a significant number of computer software programs and operating systems in connection with its database products, services and internal operations. Such software and systems were purchased and installed with a view towards Year 2000 compliance. Nevertheless, Year 2000 problems could affect the Company's research and development, financial, administrative and communication operations.

               The Company has implemented a program designed to address Year 2000 problems. A cross-functional Year 2000 project team has performed a comprehensive review of internal computer systems, electronic devices and software. In addition, the Company has identified material third parties which the Company relies upon for its operations. The Company is performing internal and external compliance audits and Year 2000 validation testing. The Company is in the process of receiving Year 2000 certifications from third parties the Company has material agreements with and formulating contingency plans. Systems critical to the Company's business that are not Year 2000 compliant are being replaced or corrected as they are identified through programming modifications and/or software upgrades. The Company expects these projects to be successfully completed in the second half of 1999. The estimated timing of completion of these efforts is a forward-looking statement that involves risk and uncertainties, including the risk that such efforts will not adequately address such Year 2000 problems and that, as a result, the Company's business will be adversely affected. The Company is currently assessing software and systems that were acquired from Oncormed in connection with the merger with its review of existing software and systems.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The Company's Consolidated Financial Statements and notes thereto, together with the Report of Independent Public Accountants thereon, appear at pages F-1 through F-22 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

               The information required by this item is incorporated by reference to the information set forth in the section captioned "Election of Directors," contained in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1998 (the "Proxy Statement").

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

         FINANCIAL STATEMENTS OF GENE LOGIC INC.                                       PAGE
         Report of Independent Public Accountants....................................  F-2
         Consolidated Balance Sheets as of December 31, 1998 and 1997 ...............  F-3
         Consolidated Statements of Operations for the
               Years Ended December 31, 1998, 1997 and 1996..........................  F-4
         Consolidated Statements of Stockholders' Equity for the Years
               Ended December 31, 1998, 1997 and 1996 ...............................  F-5
         Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1998, 1997 and 1996......................................  F-6
         Notes to Consolidated Financial Statements..................................  F-7


(a)2.    FINANCIAL STATEMENT SCHEDULES

               Schedule II - Valuation and Qualifying Accounts

(a)3.    INDEX TO EXHIBITS


    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    ------                     -----------------------

     3.1       Amended and Restated Certificate of Incorporation.(1)

     3.2       By-Laws, as amended and restated.(1)

     4.1       Reference is made to Exhibits 3.1 and 3.2.

     4.2       Specimen stock certificate.(1)

   *10.1 Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)

   *10.2       Registrant's 1997 Equity Incentive Plan (the "Stock Plan").(1)

   *10.3       Form of Stock Option Agreement under the Stock Plan.(1)

'

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    ------                     -----------------------

     * 10.4    Form of Stock Option Grant Notice.(1)

     * 10.5 Registrant's Employee Stock Purchase Plan and related offering document.(1)

     * 10.6 Registrant's 1997 Non-Employee Directors' Stock Option Plan, as corrected.(4)

     * 10.7    Form of Nonstatutory Stock Option under the Non-Employee
               Directors' Stock Option Plan.(1)

     * 10.8    Stock Restriction Agreement, dated July 31, 1996, between the
               Registrant and Mark D. Gessler.(1)

     * 10.9    Stock Restriction Agreement, dated December 20, 1996, between the
               Registrant and Michael J. Brennan.(1)

     *10.10    Stock Restriction Agreement, dated July 31, 1996, between the
               Registrant and Michael J. Brennan.(1)

      10.11    Amended and Restated Investor Rights Agreement, dated July 15,
               1997, between the Registrant and certain investors.(1)

     *10.12    Employment Agreement, dated October 31, 1995, between the
               Registrant and Michael J. Brennan.(1)

     *10.13 Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Michael J. Brennan.(1)

     *10.14 Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)

     *10.15 Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Michael J. Brennan.(1)

     10.16     Series A-1 Convertible Preferred Stock Purchase Warrant, dated
               August 1, 1995, issued to Oxford Bioscience Partners L.P.(1)

     10.17     Series A-1 Convertible Preferred Stock Purchase Warrant, dated
               August 1, 1995, issued to Oxford Bioscience Partners (Bermuda)
               Limited Partnership.(1)

     10.18     Warrant for the purchase of shares of Common Stock dated August
               29, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)

     10.19     Warrant, dated April 24, 1997, issued to Venture Lending &
               Leasing, Inc.(1)

     10.20     Warrant issued to Hambrecht & Quist LLC.(1)

     10.21     Lease Agreement, dated May 7, 1997, between Registrant and M.O.R.
               XVIII Associates Limited Partnership.(1)

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    ------                     -----------------------

      10.22    Lease Agreement, dated August 22, 1997, between Registrant and
               ARE-708 Quince Orchard, LLC, as amended.(1)

      10.23    Warrant, dated April 15, 1997, between Registrant and Comdisco,
               Inc.(1)

     +10.24    Target Discovery Collaboration and License Agreement, dated May
               27, 1997, between Registrant and Procter & Gamble
               Pharmaceuticals, Inc. ("Procter & Gamble").(1)

     +10.25    Promissory Note, dated May 27, 1997, between Registrant and
               Procter & Gamble.(1)

     +10.26 Drug Target and Drug Lead Discovery Collaboration Agreement, dated September 9, 1997, between Registrant and Japan Tobacco
               Inc.(1)

      10.27    Share Purchase Agreement, dated September 9, 1997, between
               Registrant and Japan Tobacco Inc.(1)

     +10.28    License Agreement, dated May 22, 1996, between Registrant and
               Yale University.(1)

     +10.29 Amendment, dated October 1, 1997, to the License Agreement between Registrant and Yale University.(1)

     +10.30    Sole Commercial Patent License Agreement, dated June 15, 1997, between Registrant and Lockheed Martin Energy Research Company.
               (1)

     +10.31    License Agreement, dated May 30, 1997, between Registrant and Dr.
               Kenneth L. Beattie.(1)

      10.32    Warrant, dated September 30, 1997, issued to Venture Lending &
               Leasing, Inc.(1)

    ++10.33    Genomic Database Collaboration and License Agreement between
               Registrant and N.V. Organon dated as of December 31, 1997.(2)

     *10.36    Employment Agreement, dated September 7, 1996, between the
               Registrant and Eric M. Eastman.(2)

     *10.37 Amendment to Employment Agreement, dated July 9, 1997, between the Registrant and Eric M. Eastman.(2)

     *10.38    Employment Agreement, dated February 17, 1997, between the
               Registrant and Daniel R. Passeri.(2)

     *10.39 Amendment to Employment Agreement, dated July 9, 1997, between the Registrant and Daniel R. Passeri.(2)

      10.44    Form of Affiliate Agreement.(3)

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    ------                     -----------------------

     10.45     Employment Agreement, dated July 1, 1998, between Registrant and
               Douglas Dolginow, M.D.(3)

     10.46     Loan Agreement, dated July 6, 1998, between Registrant and
               Oncormed, Inc.(3)

  +++10.47 Collaboration Agreement, dated June 30, 1998, between Registrant and Hoechst Schering AgrEvo GmbH.(3)

 ++++10.48     Letter Agreement, dated December 29, 1998, between Registrant and
               Japan Tobacco Inc.

 ++++10.49     Genomic Database Collaboration and License Agreement, dated
               December 30, 1998, between Registrant and Procter & Gamble, replacing that certain Target Discovery Collaboration and License
               Agreement, dated May 27, 1997 between Registrant and Procter &
               Gamble.

     11.1      Statement re: computation of per share earnings.

     21.1      List of Subsidiaries.

     23.1      Consent of Arthur Andersen LLP, Independent Public Accountants.

     24.1 Power of Attorney. Reference is made to the signature page of this Report on Form 10-K.

     27.1      Financial Data Schedule.


------------

*       Indicates management compensatory plan, contract or arrangement.

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference

(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-60135), filed on July 29, 1998, as amended, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, and incorporated herein by reference.

+ Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated November 20, 1997.

++ Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated May 8, 1998.

+++ Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated August 21, 1998.

++++ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.



(b)     REPORTS ON FORM 8-K

        The Company filed a report on From 8-K on October 8, 1999 related to the consummation of the merger between Gene Logic Acquisition Corp. and Oncormed.

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaithersburg, County of Montgomery, State of Maryland, on the 31st day of March, 1999.

                                        GENE LOGIC INC.



                                        By: /S/ MICHAEL J. BRENNAN
                                            ------------------------------------
                                            Michael J. Brennan, M.D., Ph.D.
                                            Chief Executive Officer and Director


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


              NAME                                            POSITION                                        DATE
---------------------------------       -----------------------------------------------------------      --------------

     /S/ MICHAEL J. BRENNAN             Chief Executive Officer and Director                             March 31, 1999
--------------------------------        (Principal Executive Officer)
 Michael J. Brennan, M.D, Ph.D.

      /S/ MARK D. GESSLER               President, Chief Operating Officer, Chief Financial Officer      March 31, 1999
--------------------------------        and  Secretary(Principal Financial and Accounting Officer)
        Mark D. Gessler

       /S/ ALAN G. WALTON               Chairman of the Board                                            March 31, 1999
--------------------------------
  Alan G. Walton, Ph.D., D.Sc.

        /S/ JULES BLAKE                 Director                                                         March 31, 1999
--------------------------------
       Jules Blake, Ph.D.

      /S/ CHARLES L. DIMMLER            Director                                                         March 31, 1999
--------------------------------
     Charles L. Dimmler III

      /S/ G. ANTHONY GORRY              Director                                                         March 31, 1999
--------------------------------
     G. Anthony Gorry, Ph.D.

     /S/ JEFFREY D. SOLLENDER           Director                                                         March 31, 1999
--------------------------------
      Jeffrey D. Sollender

                                GENE LOGIC INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gene Logic Inc. and Subsidiary:

     We have audited the accompanying consolidated balance sheets of Gene Logic Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene Logic Inc. and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purposes of forming an opinion on the basic consolidated financial statements and schedule taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
March 26, 1999

                                GENE LOGIC INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
             (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PAR VALUE)

                                                                1998       1997
                                                              --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 16,191   $ 46,522
  Marketable securities available-for-sale..................    14,791         99
  Due from collaborators....................................     3,779      1,000
  Prepaid expenses..........................................       842        481
  Other current assets......................................       875        890
                                                              --------   --------
          Total Current Assets..............................    36,478     48,992
Property and Equipment, net.................................    10,189      4,211
Goodwill, net...............................................     7,249         --
Intangibles and Other Assets, net...........................     1,650        769
                                                              --------   --------
          Total Assets......................................  $ 55,566   $ 53,972
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  2,123   $    181
  Accrued expenses..........................................     2,963      1,371
  Accrued restructuring.....................................       184         --
  Current portion of capital lease obligation...............       124        115
  Current portion of long-term debt.........................     1,292        434
  Deferred revenue..........................................     3,219      4,436
                                                              --------   --------
          Total Current Liabilities.........................     9,905      6,537
Capital Lease Obligation....................................       100        225
Long-Term Debt..............................................     3,789        777
Other Noncurrent Liabilities................................       484        366
                                                              --------   --------
          Total Liabilities.................................    14,278      7,905
                                                              --------   --------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.01 par value; 60,000,000 shares
     authorized; and 19,651,756 and 13,899,250 shares issued
     and outstanding as of December 31, 1998 and 1997,
     respectively...........................................       197        139
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding as of
     December 31, 1998 and 1997.............................        --         --
  Additional paid-in capital................................   102,670     64,882
  Deferred compensation on stock options, net...............    (3,986)    (6,278)
  Accumulated other comprehensive loss......................       (46)        (2)
  Accumulated deficit.......................................   (57,547)   (12,674)
                                                              --------   --------
          Total Stockholders' Equity........................    41,288     46,067
                                                              --------   --------
          Total Liabilities and Stockholders' Equity........  $ 55,566   $ 53,972
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                GENE LOGIC INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998      1997      1996
                                                              --------   -------   -------
Revenues....................................................  $ 13,197   $ 2,047   $    --
Expenses:
  Research and development..................................    16,605     6,061     1,741
  General and administrative................................     7,552     3,825     1,345
  Acquired in-process research and development..............    35,196        --        --
  Amortization of goodwill..................................       381        --        --
                                                              --------   -------   -------
          Total expenses....................................    59,734     9,886     3,086
                                                              --------   -------   -------
          Loss from operations..............................   (46,537)   (7,839)   (3,086)
Interest Income, net........................................     1,844       745       221
Other Expense...............................................       (80)       --        --
                                                              --------   -------   -------
          Loss before income tax expense....................   (44,773)   (7,094)   (2,865)
Income Tax Expense..........................................       100       100        --
                                                              --------   -------   -------
          Net loss..........................................   (44,873)   (7,194)   (2,865)
Accretion of Mandatory Redemption Value of Preferred
  Stock.....................................................        --     1,286       494
                                                              --------   -------   -------
          Net loss attributable to common stockholders......  $(44,873)  $(8,480)  $(3,359)
                                                              ========   =======   =======
Basic and Diluted Net Loss Per Common Share.................  $  (2.86)  $ (3.97)  $ (5.87)
                                                              ========   =======   =======
Shares Used in Computing Basic and Diluted Net Loss Per
  Common Share..............................................    15,681     2,138       572
                                                              ========   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                                GENE LOGIC INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                          STOCKHOLDERS' EQUITY
                                        PREFERRED STOCK      ----------------------------------------------
                                     ---------------------      COMMON STOCK
                                       NUMBER                ------------------   ADDITIONAL
                                         OF                    NUMBER      PAR     PAID-IN       DEFERRED
                                       SHARES      AMOUNT    OF SHARES    VALUE    CAPITAL     COMPENSATION
                                     ----------   --------   ----------   -----   ----------   ------------
Balance at December 31, 1995.......     745,833   $  1,153      280,000   $  3     $     --      $    --
 Issuance of common stock..........          --         --      412,733      4           13           --
 Issuance of Series B Convertible
   Preferred Stock, net of issuance
   costs...........................   4,090,909      8,825           --     --           --           --
 Accretion of mandatory redemption
   value of preferred stock........          --        494           --     --           --           --
 Net change in unrealized losses
   from marketable securities......          --         --           --     --           --           --
 Net loss..........................          --         --           --     --           --           --
                                     ----------   --------   ----------   ----     --------      -------
Balance at December 31, 1996.......   4,836,742     10,472      692,733      7           13           --
 Comprehensive loss................
 Issuance of Series C Convertible
   Preferred Stock, net of issuance
   costs...........................   4,444,443     19,117           --     --           --           --
 Cancellation of common stock......          --         --      (55,000)    (1)          (8)          --
 Issuance of common stock in
   connection with exercise of
   stock options...................          --         --      152,943      2           22           --
 Issuance of common stock..........          --         --      425,000      4        3,003           --
 Issuance of warrants..............          --         --           --     --           43           --
 Accretion of mandatory redemption
   value of preferred stock........          --      1,286           --     --           --           --
 Conversion of preferred stock to
   common stock in connection with
   initial public offering.........  (9,281,185)   (30,875)   9,281,185     93       30,782           --
 Issuance of common stock in
   connection with initial public
   offering, net of issuance
   costs...........................          --         --    3,347,000     33       23,911           --
 Issuance of common stock in
   connection with exercise of
   warrants........................          --         --       55,389      1          219           --
 Net change in unrealized losses
   from marketable securities......          --         --           --     --           --           --
 Deferred compensation from stock
   options.........................          --         --           --     --        6,897       (6,897)
 Amortization of deferred
   compensation....................          --         --           --     --           --          619
 Net loss..........................          --         --           --     --           --           --
                                     ----------   --------   ----------   ----     --------      -------
Balance at December 31, 1997.......          --         --   13,899,250    139       64,882       (6,278)
 Comprehensive loss................
 Issuance of common stock in
   connection with exercise of
   stock options...................          --         --      875,636      9          197           --
 Issuance of common stock in
   connection with Employee Stock
   Purchase Plan...................          --         --       27,290     --          140           --
 Issuance of common stock in
   connection with acquisition of
   Oncormed, Inc...................          --         --    4,849,580     49       38,166           --
 Net changes in unrealized losses
   from marketable securities......          --         --           --     --           --           --
 Write-off of cancelled stock
   options.........................          --         --           --     --         (715)         715
 Amortization of deferred
   compensation....................          --         --           --     --           --        1,577
 Net loss..........................          --         --           --     --           --           --
 Comprehensive loss................          --         --           --     --           --           --
                                     ----------   --------   ----------   ----     --------      -------
Balance at December 31, 1998.......          --   $     --   19,651,756   $197     $102,670      $(3,986)
                                     ==========   ========   ==========   ====     ========      =======

                                        STOCKHOLDERS' EQUITY
                                     ---------------------------
                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                         LOSS          DEFICIT         LOSS
                                     -------------   -----------   -------------
Balance at December 31, 1995.......      $  --        $   (835)
 Issuance of common stock..........         --              --
 Issuance of Series B Convertible
   Preferred Stock, net of issuance
   costs...........................         --              --
 Accretion of mandatory redemption
   value of preferred stock........         --            (494)
 Net change in unrealized losses
   from marketable securities......        (13)             --       $    (13)
 Net loss..........................         --          (2,865)        (2,865)
                                         -----        --------       --------
Balance at December 31, 1996.......        (13)         (4,194)
 Comprehensive loss................                                  $ (2,878)
                                                                     ========
 Issuance of Series C Convertible
   Preferred Stock, net of issuance
   costs...........................         --              --
 Cancellation of common stock......         --              --
 Issuance of common stock in
   connection with exercise of
   stock options...................         --              --
 Issuance of common stock..........         --              --
 Issuance of warrants..............         --              --
 Accretion of mandatory redemption
   value of preferred stock........         --          (1,286)
 Conversion of preferred stock to
   common stock in connection with
   initial public offering.........         --              --
 Issuance of common stock in
   connection with initial public
   offering, net of issuance
   costs...........................         --              --
 Issuance of common stock in
   connection with exercise of
   warrants........................         --              --
 Net change in unrealized losses
   from marketable securities......         11              --       $     11
 Deferred compensation from stock
   options.........................         --              --
 Amortization of deferred
   compensation....................         --              --
 Net loss..........................         --          (7,194)        (7,194)
                                         -----        --------       --------
Balance at December 31, 1997.......         (2)        (12,674)
 Comprehensive loss................                                  $ (7,183)
                                                                     ========
 Issuance of common stock in
   connection with exercise of
   stock options...................         --              --
 Issuance of common stock in
   connection with Employee Stock
   Purchase Plan...................         --              --
 Issuance of common stock in
   connection with acquisition of
   Oncormed, Inc...................         --              --
 Net changes in unrealized losses
   from marketable securities......        (44)             --       $    (44)
 Write-off of cancelled stock
   options.........................         --              --
 Amortization of deferred
   compensation....................         --              --
 Net loss..........................         --         (44,873)       (44,873)
                                                                     --------
 Comprehensive loss................         --              --       $(44,917)
                                         -----        --------       ========
Balance at December 31, 1998.......      $ (46)       $(57,547)
                                         =====        ========

 The accompanying notes are an integral part of these consolidated statements.

                                GENE LOGIC INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                1998      1997      1996
                                                              --------   -------   -------
Cash Flows From Operating Activities:
  Net loss..................................................  $(44,873)  $(7,194)  $(2,865)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
    Acquired in-process research and development............    35,196        --        --
    Amortization of goodwill................................       381        --        --
    Depreciation and amortization...........................     1,760       632        68
    Amortization of deferred compensation...................     1,577       619        --
    Cancellation of notes receivable........................        --        95        --
    Loss on disposal of property and equipment..............        80        --        --
    Amount due under research agreement.....................        --        48        --
    Write-off of deferred financing fee.....................        --        --         2
  Changes in operating assets and liabilities (net of
     effects of acquisition):
    Due from collaborators..................................    (2,706)   (1,000)       --
    Prepaid expenses........................................      (294)     (444)      (37)
    Other current assets....................................        67      (823)      (66)
    Intangibles and other assets............................      (971)     (642)     (126)
    Accounts payable........................................     1,401        90        74
    Accrued expenses........................................       450       373       911
    Accrued restructuring...................................    (1,163)       --        --
    Deferred revenue........................................    (1,247)    4,436        --
    Other noncurrent liabilities............................       118       408        --
                                                              --------   -------   -------
         Net Cash Flows From Operating Activities...........   (10,224)   (3,402)   (2,039)
                                                              --------   -------   -------
Cash Flows From Investing Activities:
  Purchases of property and equipment.......................    (6,873)   (3,069)   (1,339)
  Increase in notes receivable from employees...............        --        --      (103)
  Payment of acquisition costs, net of cash acquired........      (755)       --        --
  Pre-acquisition advances to Oncormed, Inc.................    (1,843)       --        --
  Purchase of marketable securities available-for-sale......   (14,737)       --    (4,547)
  Proceeds from sale and maturity of marketable securities
    available-for-sale......................................        --     4,447        --
                                                              --------   -------   -------
         Net Cash Flows From Investing Activities...........   (24,208)    1,378    (5,989)
                                                              --------   -------   -------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock....................       346    30,019        17
  Proceeds from issuance of preferred stock.................        --    20,000     9,000
  Payments for stock issuance costs.........................        --    (3,714)     (175)
  Proceeds from equipment loans.............................     4,765     1,084        --
  Proceeds from financing agreement.........................        --       281        --
  Repayments of financing agreement.........................      (183)       --        --
  Repayments of capital lease obligation and equipment
    loans...................................................      (827)     (261)      (25)
                                                              --------   -------   -------
         Net Cash Flows From Financing Activities...........     4,101    47,409     8,817
                                                              --------   -------   -------
Net (Decrease) Increase in Cash and Cash Equivalents........   (30,331)   45,385       789
Cash and Cash Equivalents, beginning of period..............    46,522     1,137       348
                                                              --------   -------   -------
Cash and Cash Equivalents, end of period....................  $ 16,191   $46,522   $ 1,137
                                                              ========   =======   =======
Supplemental Disclosure:
  Interest expense paid.....................................  $    271   $    97   $     9
                                                              ========   =======   =======
Non-Cash Transactions:
  Issuance of common stock in acquisition...................  $ 38,215   $    --   $    --
                                                              ========   =======   =======
  Equipment acquired under capital leases...................  $     --   $    --   $   471
                                                              ========   =======   =======
  Issuance of warrants to lessor............................  $     --   $    43   $    --
                                                              ========   =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                                GENE LOGIC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Gene Logic Inc. (the "Company") was incorporated in Delaware on September 22, 1994. The Company develops proprietary genomic information products, software and research services and markets them to the global pharmaceutical and life science industries. The Company's information products combine software tools with large-scale gene expression information, which specifies the degree to which genes are active in a broad range of normal, diseased and treated conditions. This combination enables scientists to produce new biological knowledge by integrating this proprietary expression information with a growing array of biological information available on the Internet. The Company's broad range of information products, software and research services enable collaborators to accelerate the discovery and development process of new drugs, diagnostics and agricultural products.

Principles of Consolidation

     The consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

     In September 1998, the Company's wholly owned subsidiary, Gene Logic Acquisition Corp., merged with Oncormed, Inc. ("Oncormed"), a publicly-traded genomics company, for 4,849,580 (reduced for fractional shares) shares of the Company's Common Stock. The acquisition of Oncormed has been accounted for as a purchase, and the consolidated financial statements herein reflect the inclusion of the operating results of Gene Logic Acquisition Corp. since the acquisition date.

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

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. The Company's

                                GENE LOGIC INC.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
comprehensive loss includes unrealized holding losses from marketable securities available-for-sale for the years ended December 31, 1998, 1997 and 1996, as follows:

                                                            1998      1997      1996
                                                          --------   -------   -------
Net loss................................................  $(44,873)  $(7,194)  $(2,865)
Other comprehensive (loss) income, net of tax:
  Unrealized losses on marketable securities............       (46)       (4)      (13)
  Less -- Reclassification adjustment for losses........         2        15     --
                                                          --------   -------   -------
     Total other comprehensive (loss) income............       (44)       11       (13)
                                                          --------   -------   -------
Comprehensive loss......................................  $(44,917)  $(7,183)  $(2,878)
                                                          ========   =======   =======

Concentration of Credit Risk

     Cash, cash equivalents and marketable securities available-for-sale are financial instruments which potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in corporate debt securities, commercial paper and bonds, and notes and bonds issued by the U.S. government and its agencies and, by policy, seeks to ensure both liquidity and safety of principal. The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as liquid investments with original maturities of 90 days or less that are readily convertible into cash. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31, 1998 and 1997, are comprised of:

                                                         1998      1997
                                                        -------   -------
                                                         (IN THOUSANDS)
Cash..................................................  $ 1,077   $   149
Corporate commercial paper............................   15,114    46,373
                                                        -------   -------
          Total.......................................  $16,191   $46,522
                                                        =======   =======

Marketable Securities Available-for-Sale

     All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income.

                                GENE LOGIC INC.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures......................................  10 years
Computers and office equipment..............................   5 years
Lab equipment...............................................   5 years

     Equipment under capital leases and leasehold improvements are depreciated and amortized over their useful lives, or the term of the lease, whichever is shorter.

Goodwill

     Goodwill, from the acquisition of Oncormed, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $381,000 for the year ended December 31, 1998. Accumulated amortization of goodwill was $381,000 at December 31, 1998.

Intangibles and Other Assets

     Intangibles and other assets consists primarily of organization costs, patent costs, trademarks and licenses. These amounts are being amortized over periods of approximately five to seventeen years. Accumulated amortization relating to other assets was $115,000 and $20,000 as of December 31, 1998 and 1997, respectively. The Company's success is heavily dependent upon its proprietary technologies. The Company depends upon a combination of patents, trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various other security measures to protect its technology rights.

Research and Development

     Research and development costs are charged to operations when incurred or acquired (See Note 6).

Revenue Recognition

     Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned which is ordinarily when the work is performed or costs are incurred. Milestone payments are recognized as revenue in accordance with the applicable performance requirements and contractual terms. Revenues from pharmacogenomic services are recognized upon completion of the services. Revenues for such amounts are deferred until earned.

     Nonrefundable upfront payments received for the value of transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue upon execution of the agreements. Under

                                GENE LOGIC INC.

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)
collaboration agreements in which the Company creates a research database in exchange for a fixed fee, revenues from such collaborations are recognized on the percentage-of-completion method, primarily based on man-months incurred to date compared with total estimated man-months for development of such database.

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

Basic and Diluted Net Loss Per Common Share

     Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from all outstanding stock options and warrants are excluded from the computation, as their effect is antidilutive.

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

                                GENE LOGIC INC.

NOTE 2 -- MARKETABLE SECURITIES

     The following is a summary of the Company's investment portfolio as of December 31, 1998 and 1997:

                                                                   GROSS
                                                     AMORTIZED   UNREALIZED    FAIR
                                                       COST        LOSSES      VALUE
                                                     ---------   ----------   -------
                                                              (IN THOUSANDS)
December 31, 1998
  Corporate commercial bonds.......................   $13,324       $(46)     $13,278
  Government securities............................     1,513         --        1,513
                                                      -------       ----      -------
          Total....................................   $14,837       $(46)     $14,791
                                                      =======       ====      =======
December 31, 1997
  Unit investment trust............................   $   101       $ (2)     $    99
                                                      -------       ----      -------
          Total....................................   $   101       $ (2)     $    99
                                                      =======       ====      =======

     At December 31, 1998, all marketable securities had maturities greater than one year, but less than eighteen months. As of December 31, 1998 and 1997, all of the Company's investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions. During the years ended December 31, 1998 and 1997, portions of the Unit Investment Trust was sold for total proceeds of $99,000 and $2,407,000, resulting in realized losses of $1,000 and $12,000, respectively. No marketable securities were sold in 1996.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment includes the following as of December 31, 1998 and 1997:

                                                               1998      1997
                                                              -------   ------
                                                               (IN THOUSANDS)
Furniture and fixtures......................................  $   969   $  191
Computers and office equipment..............................    4,055    2,096
Lab equipment...............................................    4,403    1,766
Lab equipment under capital lease...........................      471      471
Leasehold improvements......................................    2,571      368
                                                              -------   ------
                                                               12,469    4,892
Less -- Accumulated depreciation............................   (2,280)    (681)
                                                              -------   ------
Property and Equipment, net.................................  $10,189   $4,211
                                                              =======   ======

     Depreciation expense was $1,664,000, $616,000 and $65,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                GENE LOGIC INC.

NOTE 4 -- ACCRUED EXPENSES

     Accrued expenses consists of the following as of December 31, 1998 and 1997:

                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Property additions..........................................  $1,036   $  783
Professional fees...........................................     757      418
Payroll, taxes and benefits.................................   1,128      134
Consulting..................................................      42       36
                                                              ------   ------
          Total.............................................  $2,963   $1,371
                                                              ======   ======

NOTE 5 -- LICENSE ARRANGEMENTS

     The proprietary rights and technical information covered by various patent and patent applications have been licensed by the Company from third parties. These licenses will continue for the life of the respective patent or until terminated by either party. The license costs are being amortized over the useful life of the related patents. The agreements call for the payment of royalties over the life of the patents or a shorter life if no patents are issued.

NOTE 6 -- ACQUISITION

     On September 28, 1998, the merger (the "Merger") of Gene Logic Acquisition Corp., a wholly owned subsidiary of the Company, and Oncormed, a publicly-held genomics company providing pharmacogenomic services and developing databases for use primarily in pharmaceutical research and development, was completed. As a result of the Merger, Gene Logic Acquisition Corp. is the surviving corporation and Oncormed has ceased to exist. In connection with the Merger, the Company issued 4,849,580 (reduced for fractional shares) shares of its Common Stock in exchange for all of the capital stock of Oncormed. In addition, outstanding warrants for shares of Oncormed were converted into warrants for the Company's Common Stock at exercise prices ranging from $14.77 to $28.89 per share. No value has been included in the purchase price allocation for the warrants assumed because their value, calculated using the Black-Scholes model, is immaterial. All outstanding Oncormed preferred stock was converted into Common Stock of the Company upon the consummation of the Merger, and no stock options were assumed by the Company in the Merger.

     The Merger has been accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $7.6 million, will be amortized on a straight-line basis over five years. The purchase price was allocated based on a fair value appraisal obtained from an independent third-party appraisal company. Allocations were made to certain intangible assets, including work force, and to "in-process research and development" consisting of technologies which had not reached technological feasibility and had no alternative future use, including in-process technologies relating to genomic databases and pharmacogenomics. The write-off of in-process research and development resulted in a non-recurring charge to the Company's operating results of $35.2 million, or $2.24 per share basic and diluted for

                                GENE LOGIC INC.

NOTE 6 -- ACQUISITION -- (CONTINUED)
the year ended December 31, 1998. The amount charged to earnings was determined by estimating the costs to develop the in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these projects are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

     Had the Merger been completed at the beginning of each period presented for the Company, unaudited pro forma results would have been as follows:

                                                                DECEMBER 31,
                                                           -----------------------
                                                               1998         1997
                                                           ------------   --------
                                                               (IN THOUSANDS)
Revenues.................................................    $ 14,483     $  3,007
Expenses.................................................      34,417       21,820
Amortization of goodwill.................................       1,526        1,526
Interest income, net and other...........................       2,365         (413)
                                                             --------     --------
Net loss.................................................    $(19,095)    $(20,752)
                                                             ========     ========
Basic and diluted net loss per share.....................    $  (0.99)    $  (2.97)
                                                             ========     ========

     Such unaudited pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been had the Merger been effective at the beginning of each period presented.

NOTE 7 -- ACCRUED RESTRUCTURING

     In connection with the Merger, the Company recorded a restructuring liability of approximately $1.6 million to integrate Oncormed into the Company following the acquisition. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs, including the termination of a certain agreement with Incyte Pharmaceuticals, Inc. ("Incyte") in which the Company repaid $924,000 that had been prepaid by Incyte. This liability has been included in the purchase price allocation performed in connection with the Merger. Management anticipates the restructuring activities as a result of the Merger will be substantially completed in 1999.

                                GENE LOGIC INC.

NOTE 7 -- ACCRUED RESTRUCTURING -- (CONTINUED)
     The following table details the major components of the restructuring liability relating to the Oncormed acquisition:

                                                                  CONTRACT
                                                                 TERMINATION
                                                     PERSONNEL      COSTS      TOTAL
                                                     ---------   -----------   ------
                                                              (IN THOUSANDS)
Restructuring Liability............................    $373        $1,224      $1,597
1998 Activity......................................    (239)       (1,174)     (1,413)
                                                       ----        ------      ------
Balance at December 31, 1998.......................    $134        $   50      $  184
                                                       ====        ======      ======

NOTE 8 -- COLLABORATION AGREEMENTS

     As of December 31, 1998, the Company had nine collaboration agreements with pharmaceutical and agricultural companies. The Company's four target discovery collaborations provide the Company with various technology and database access fees, research funding and upfront payments. In addition, these agreements provide certain additional payments upon attainment of research and product development milestones and royalty payments based on sales of any products that result from use of the Company's technology or proprietary database information. The Company also has a collaboration agreement with a pharmaceutical company for the development of a database for predicting drug toxicity. Under the collaboration, the Company may license the database and other products developed under the collaboration to third party customers. In addition, the Company has a collaboration agreement with a pharmaceutical company for its bioinformatic software, database development and data integration. Under this collaboration, the Company receives software license and development fees. In connection with the Merger, the Company obtained three collaboration agreements with pharmaceutical companies in which the Company receives fees for analyzing gene mutations for clinical trials.

     Pursuant to a certain target discovery collaboration agreement, the Company is creating a research database in exchange for a fixed fee. Revenues from this collaboration are recognized on a percentage-of-completion basis primarily based on man-months incurred to date compared with total estimated man-months for development of such database. At December 31, 1998, the Company had recognized unbilled fees in the amount of approximately $1.4 million relating to this collaborator.

     The Company's multi-year target discovery collaborations provide the right for the collaborators to terminate for any reason within six months notice. All other collaborations provide the right for the collaborator to terminate with a one month notice. The loss of revenues from any individual target discovery collaboration, if terminated, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's strategy for developing and commercializing pharmaceutical and agricultural products based on its target discoveries depends on the formation of collaboration agreements with pharmaceutical and agricultural companies. The Company has established several such collaborations during the last two years. There can be no assurance that the Company will be able to establish additional collaboration agreements or that any collaborations established will be successful.

                                GENE LOGIC INC.

NOTE 9 -- INCOME TAXES

     The actual income tax expense for the years ended December 31, 1998, 1997 and 1996, is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

                                                         1998      1997      1996
                                                       --------   -------   ------
                                                             (IN THOUSANDS)
Tax benefit at federal statutory rate................  $(15,223)  $(2,412)  $ (977)
State income taxes, net of federal income tax
  effect.............................................    (2,069)     (326)    (133)
Acquired in-process research and development.........    13,593        --       --
Other................................................       566         2      (50)
Increase in valuation allowance......................     3,233     2,836    1,160
                                                       --------   -------   ------
Income tax expense...................................  $    100   $   100   $   --
                                                       ========   =======   ======

     The tax effect of cumulative temporary differences at December 31, 1998, 1997 and 1996, follows:

                                                        1998      1997      1996
                                                      --------   -------   -------
                                                             (IN THOUSANDS)
Deferred Tax Assets:
  Japanese withholding..............................  $    200   $   100   $    --
  Tax carryforwards.................................    18,668     4,066     1,129
  Start-up costs....................................       221       312       404
  Accrued vacation..................................       117        39         7
  Other.............................................       830        --        --
                                                      --------   -------   -------
                                                        20,036     4,517     1,540
  Less -- Valuation allowance.......................   (19,611)   (4,313)   (1,477)
                                                      --------   -------   -------
     Net deferred tax assets........................  $    425   $   204   $    63
                                                      ========   =======   =======
Deferred Tax Liabilities:
  Depreciation......................................  $    186   $   118   $    51
  Prepaid expenses..................................        10        45         2
  Capital leases....................................        95        41        10
  Other.............................................       134        --        --
                                                      --------   -------   -------
     Net deferred tax liabilities...................  $    425   $   204   $    63
                                                      ========   =======   =======

     Net operating loss carryforwards for income tax purposes are approximately $46.9 million, including approximately $30.0 million assumed in the Merger, as of December 31, 1998. The Company also has research and development tax credit carryforwards of approximately $600,000 as of December 31, 1998. The carryforwards, if not utilized, will expire in increments through 2013, but begin to expire in 2008. Utilization of the net operating losses and credits may be subject to an annual limitation, due to the ownership change limitations provided by the Internal Revenue Code of 1986.

                                GENE LOGIC INC.

NOTE 10 -- LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997, consists of the following:

                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
Equipment loans:
  Variable rate equipment loan..............................  $4,304   $ --
  9.0% equipment loan.......................................     679      930
Note payable................................................      98      281
                                                              ------   ------
                                                               5,081    1,211
Less -- Current portion.....................................  (1,292)    (434)
                                                              ------   ------
          Total long-term debt..............................  $3,789   $  777
                                                              ======   ======

     As of December 31, 1998, principal payments on long-term debt for the next four years are as follows (in thousands):

Year ending December 31, 1999...............................  $1,292
          2000..............................................   1,301
          2001..............................................   1,195
          2002..............................................   1,293
                                                              ------
                                                              $5,081
                                                              ======

     In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. Under the loan agreement, the Company may borrow up to $5.0 million through June 1999. At December 31, 1998, the Company has borrowed approximately $4.8 million, bearing interest ranging from 7.6% to 8.8%. The loan agreement will be repaid in 48 equal monthly installments including a 15.0% balloon payment at the end of the term. The Company granted the lender a security interest, collateralized by all the equipment and fixtures acquired under the loan.

     In March 1997, the Company entered into a loan agreement for the purchase of laboratory and computer equipment. The Company borrowed approximately $1.1 million under this agreement, bearing interest at 9.0%. The loan will be repaid in 48 equal monthly installments. The Company has granted the lender a security interest, collateralized by all of the equipment and fixtures acquired under the loan. In conjunction with the agreement, the Company granted warrants to the lender to purchase 30,051 shares of the Company's Series B Convertible Preferred Stock at an exercise price of $2.20 per share. Such warrant expires in December 2002.

     In December 1997, the Company entered into a note payable to finance the purchase of directors and officers' insurance. The note bears interest at 8.0% and is due in regular monthly installments through June 1999.

     Interest expense was $271,000, $97,000 and $9,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                GENE LOGIC INC.

NOTE 11 -- STOCKHOLDERS' EQUITY

     During November 1997, the Company completed an initial public offering ("IPO") of 3,000,000 shares of common stock at a price of $8 per share. In December 1997, the underwriters exercised their over-allotment option on an additional 347,000 shares. Net proceeds of the IPO (not including the concurrent Japan Tobacco Inc. investment of $3.0 million), after underwriting commissions and expenses, were approximately $23.9 million. Concurrent with the IPO, a note receivable of $50,000 plus interest from an officer of the Company was forgiven, the vesting of certain options was accelerated and the authorized capital stock of the Company was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock.

     In October 1996, an officer of the Company resigned. In January 1997, in connection with the resignation, the 55,000 shares of the Company's common stock held by the officer were canceled in satisfaction of the $50,000 note receivable and accrued interest obligation from the officer to the Company (see Note 15).

     Four series of mandatory redeemable preferred stock have been issued:
Series A Convertible Preferred Stock ("Series A"), Series A-1 Convertible Preferred Stock ("Series A-1"), Series B Convertible Preferred Stock ("Series B") and Series C Convertible Preferred Stock ("Series C").

     During 1996, the Company sold 4,090,909 shares of Series B stock for $9.0 million.

     During July 1997, the Company sold 4,444,443 shares of Series C stock for net proceeds of approximately $19.1 million. The Company also issued a warrant for an additional 48,889 shares of Series C stock at an exercise price of $4.50. At the time of issuance, the fair value of this warrant, approximately $118,000, was recorded as Series C stock on the Company's balance sheet. The fair value of this warrant was calculated using the Black-Scholes option pricing model using the same assumptions used for options granted during the period (see Note 14). This warrant was exercised by the warrantholder concurrent with the Company's IPO.

     All outstanding shares of preferred stock were converted to common stock in conjunction with the Company's IPO on a one-to-one basis.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

Operating Lease

     During 1997, the Company entered into an operating lease for a new laboratory and corporate headquarters facility with a lease term of ten years. In addition, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $5.40 per share in connection with the lease. The fair value of the warrant, approximately $43,000, is being recorded as rent expense over the term of the lease. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the same assumptions used for options granted during the period (see Note 14). This warrant was exercised by the lessor concurrent with the Company's IPO.

     The Company has also entered into additional operating leases in Gaithersburg, Maryland, Berkeley, California and Omaha, Nebraska with varying terms expiring through 2004.

                                GENE LOGIC INC.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     Certain leases obligate the Company to pay building operating costs and also contain renewal provisions.

     Future minimum lease payments on these operating leases as of December 31, 1998, are as follows (in thousands):

Year ending December 31,
          1999..............................................  $ 1,556
          2000..............................................    1,334
          2001..............................................    1,330
          2002..............................................    1,369
          2003..............................................    1,411
          2004 and thereafter...............................    5,942
                                                              -------
                                                              $12,942
                                                              =======

     Rent expense for the years ended December 31, 1998, 1997 and 1996, was $1,544,000, $493,000 and $239,000, respectively.

Capital Lease

     During 1996, the Company entered into a capital lease to purchase equipment for $471,000. Accumulated amortization for this equipment was $269,000 and $147,000 at December 31, 1998 and 1997, respectively. Payments during the years ended December 31, 1998 and 1997, totaled $115,000 and $106,000, respectively. Future minimum lease payments as of December 31, 1998, are as follows (in thousands):

Year ending December 31,
          1999..............................................   $ 137
          2000..............................................     103
                                                               -----
          Total minimum lease payments......................     240
Less -- Amounts representing imputed interest...............     (16)
                                                               -----
  Present value of net minimum payments.....................     224
Less -- Current portion.....................................    (124)
                                                               -----
Noncurrent portion of capital lease obligation..............   $ 100
                                                               =====

     In conjunction with this lease agreement, the Company granted a warrant to the lessor to purchase 13,636 shares of the Company's Series B Convertible Preferred Stock at an exercise price of $2.20 per share. Such warrant expires five years from the date of the Company's IPO (see Note 11).

Contingencies

     Clinical trials, manufacturing, marketing and sale of any of the Company's collaborators' potential therapeutic, diagnostic or agricultural products may expose the Company to liability claims

                                GENE LOGIC INC.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) from the use of such products. The Company currently maintains product liability and medical malpractice insurance.

NOTE 13 -- 401(K) RETIREMENT PLAN

     During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the "401(k) Plan") for its employees under Section 401(k) of the Internal Revenue Code. Under this plan, all employees over 21 years of age and with at least 90 days of service with the Company are eligible, starting on the calendar quarter, to contribute from 2% to 15% of their salary. Employee contributions are 100% vested. The Company is not required to make any contributions to the 401(k) Plan and has not made any contributions through December 31, 1998.

NOTE 14 -- STOCK BASED COMPENSATION

     During 1996, the Company instituted a stock plan (the "Stock Plan"), which was amended and restated in 1997, whereby the Company's compensation committee (the "Committee"), at its discretion, can grant options, award stock or provide opportunities to make direct purchase of stock to employees, officers, directors and consultants of the company and related corporations. The Stock Plan is authorized to grant options of up to 6,100,000 shares of common stock. At December 31, 1998, there were 2,023,785 shares reserved for issuance under the Stock Plan. During 1997, the Company adopted a Directors' Stock Plan (the "Directors' Plan") to provide for granting of options to non-employee directors of the Company. The Directors' Plan is administered by the Committee and is authorized to grant options of up to 125,000 shares of common stock. At December 31, 1998, there were 87,500 shares reserved for issuance under the Directors' Plan. Options are to be granted at the fair market value of the common stock at the grant date. The options, awards and opportunities to purchase stock expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years. During 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 250,000 shares of common stock. The Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions of up to a maximum of 15% of their salary, at 85% of the closing price of the shares at the time of purchase. At December 31, 1998, there were 222,710 shares reserved for issuance under the Purchase Plan.

                                GENE LOGIC INC.

NOTE 14 -- STOCK BASED COMPENSATION -- (CONTINUED)
     The following is a rollforward of option activity for the years ended December 31, 1998, 1997 and 1996:

                                                                 SHARES SUBJECT TO
                                                                OUTSTANDING OPTIONS
                                                                --------------------
                                                                            WEIGHTED
                                                     SHARES                 AVERAGE
                                                   AVAILABLE                EXERCISE
                                                   FOR GRANT     SHARES      PRICE
                                                   ----------   ---------   --------
BALANCE AT DECEMBER 31, 1995.....................          --          --    $  --
  Authorization..................................   2,000,000          --       --
  Restricted stock award.........................    (100,000)         --       --
  Options granted................................    (524,000)    524,000    $0.12
  Options exercised..............................          --    (100,000)   $0.01
  Options cancelled..............................          --          --       --
                                                   ----------   ---------    -----
BALANCE AT DECEMBER 31, 1996.....................   1,376,000     424,000    $0.15
  Additional authorization.......................   4,225,000          --       --
  Options granted................................  (2,281,881)  2,281,881    $1.31
  Options exercised..............................          --    (152,943)   $0.15
  Options cancelled..............................      55,578     (55,578)   $0.15
                                                   ----------   ---------    -----
BALANCE AT DECEMBER 31, 1997.....................   3,374,697   2,497,360    $1.21
  Options granted................................  (1,556,000)  1,556,000    $5.52
  Options exercised..............................          --    (875,636)   $0.23
  Options cancelled..............................     292,588    (292,588)   $3.78
                                                   ----------   ---------    -----
BALANCE AT DECEMBER 31, 1998.....................   2,111,285   2,885,136    $3.57
                                                   ==========   =========    =====

     During 1996, an officer of the Company purchased 100,000 shares of common stock for $0.15 per share under the Stock Plan.

     Options to purchase a total of 722,345, 859,315 and 77,710 at December 31, 1998, 1997, and 1996, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $3.19, $3.22 and $0.05, respectively.

     During the year ended December 31, 1997, the Company granted options with exercise prices below fair value. The Company has recorded deferred compensation of $6,897,000 at December 31, 1997, and compensation expense of $1,577,000 and $619,000 for the years ended December 31, 1998 and 1997, respectively, related to these options.

     The following table provides further information on options granted with exercise prices below fair value, compared to options granted with exercise prices equal to fair value for the year ended

                                GENE LOGIC INC.

NOTE 14 -- STOCK BASED COMPENSATION -- (CONTINUED)
December 31, 1997. Options granted in the years ended December 31, 1996 and 1998 were granted with exercise prices equal to fair value.

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                            WEIGHTED    WEIGHTED     FAIR VALUE OF
                                                            AVERAGE      AVERAGE        COMMON
                                                            EXERCISE   OPTION FAIR     STOCK ON
                                                 SHARES      PRICE        VALUE       GRANT DATE
                                                ---------   --------   -----------   -------------
Options whose exercise price equals the fair
  value of the stock on the grant date........     53,000    $5.27        $2.36          $5.27
Options whose exercise price is less than the
  fair value of the stock on the grant date...  2,228,881     1.22         3.24           4.31

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ---------------------------------------   -------------------------
                                           WEIGHTED
                             NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                         OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
       RANGE OF           DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
    EXERCISE PRICE            1998           LIFE        PRICE          1998         PRICE
    --------------       --------------   -----------   --------   --------------   --------
$0.15-$0.99............      352,682      8.2 Years      $0.19        165,299        $0.17
$1.00-$2.50............      987,484      8.7 Years      $1.86        355,851        $1.70
$2.51-$4.99............      849,790      9.6 Years      $4.10         83,368        $4.02
$5.00-$8.50............      695,180      9.3 Years      $7.06        117,827        $7.36
                           ---------       ---------     -----        -------        -----
$0.15-$8.50............    2,885,136      9.0 Years      $3.57        722,345        $2.54
                           =========       =========     =====        =======        =====

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Stock Plan, consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts for the years ended December 31, 1998, 1997 and 1996 as indicated below:

                                                            1998      1997      1996
                                                          --------   -------   -------
Net loss (in thousands):
  As reported...........................................  $(44,873)  $(7,194)  $(2,865)
  Pro forma.............................................   (45,853)   (7,243)   (2,874)
Net loss per common share:
  As reported...........................................  $  (2.86)  $ (3.97)  $ (5.87)
  Pro forma.............................................     (2.92)    (3.99)    (5.88)

                                GENE LOGIC INC.

NOTE 14 -- STOCK BASED COMPENSATION -- (CONTINUED)
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 1998, 1997 and 1996, with the following assumptions:

                                              1998            1997            1996
                                         --------------  --------------  --------------
Expected volatility....................  86.0%           60.0%           60.0%
Risk-free interest rate................  4.18% to 5.61%  5.72% to 5.86%  5.72% to 5.86%
Expected lives.........................  1 - 3 years     1 - 3 years     1 - 3 years
Dividend rate..........................  0%              0%              0%

NOTE 15 -- RELATED PARTY TRANSACTIONS

     During 1996, the Company made loans to two officers of the Company of $50,000 each to offset relocation costs. These notes receivable were secured by common stock previously issued to the officers. In January 1997, one of these notes was cancelled (see Note 11). The remaining note was forgiven concurrent with the Company's IPO (see Note 11).

NOTE 16 -- SEGMENT INFORMATION

     At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment, genomic information products, software and research services, as it only reports loss information on an aggregate basis to chief operating decision makers of the Company. Approximately 98% of the revenues in 1998 were derived from four collaborators with each of them contributing approximately 34%, 24%, 22% and 18%. In 1997, two collaborators contributed over 95% of the revenues with each contributing approximately 57% and 42%. No revenues were received by the Company in 1996. Although the Company operates exclusively in the United States, the Company recorded revenue in 1998 from major customers in the United States, Europe and Japan of 24%, 40% and 34%, respectively, and in 1997 from the United States and Japan of 57% and 42%, respectively.

Gene Logic Inc. and Subsidiary
Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 1998, 1997 and 1996





Accrued Restructuring Charges:

                                                                   Amounts      Adjustments
                     Balance at        New        Amounts [1]      Charged          to        Balance
                     Beginning    Restructuring     Due to         Against        Accrued    at End of
Description           of Year        Charges     Acquisitions      Accrual        Amounts       Year
-------------------------------------------------------------------------------------------------------
                                                   (in thousands)
December 31, 1998   $    -          $    -          $1,597        $(1,163)        $(250)       $184
                   ====================================================================================


Notes:
[1] Restructuring liability recorded in connection with the merger with Oncormed, Inc. The liability has been included in the purchase price allocation performed in connection with the Merger.

