Form 10-K/A
period 1998-12-31
GENE LOGIC INC
filed 1999-04-20
CIK 1043914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A


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

                       DOCUMENTS INCORPORATED BY REFERENCE


Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders to be held on June 8, 1999 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.


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

Hoechst Schering AgrEvo GmbH


               In June 1998, Gene Logic and AgrEvo entered into a 3-year collaboration for discovery of genes for the development of novel crop protection and crop improvement products. The initial research term may be extended for up to five additional years. Payments by AgrEvo to and Gene Logic in the form of committed database access fees, research funding and upfront fees total a minimum of $45 million if the research program continues for its full term and Gene Logic performs its research obligations under the agreement. As part of the collaboration, AgrEvo will also receive access to Gene Logic's Flow-thru Chip technology for further analysis of genes identified in the research program. AgrEvo will be obligated to make additional payments to Gene Logic for the achievement of specified target discovery and related agricultural product development milestones. AgrEvo will also pay Gene Logic royalties on worldwide net sales of all agricultural products that may result from targets discovered pursuant to the collaboration. AgrEvo may terminate the collaboration agreement for any reason by providing six months' notice to Gene Logic at any time following the 18-month anniversary of the date the agreement was effective.



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

Under the terms of the agreement, Japan Tobacco will pay Gene Logic Flow-thru Chip design fees, screening fees and a minimum of $17.5 million for each therapeutic product based on a lead compound identified through such assays if all milestones are achieved. The agreement also entitles the Company to royalties on net sales of therapeutic products based on lead compounds identified through such assays. Japan Tobacco may terminate the agreement for any reason by providing six months' notice to Gene Logic at any time following the first anniversary of the date the research field was established.


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

NV Organon


               In December 1997, Gene Logic and Organon entered into a 3-year collaboration for drug target discovery. Payments by Organon to Gene Logic in the form of committed database access fees and research funding total a minimum of $12.5 million if the research program continues for its full term and Gene Logic performs its research obligations under the agreement. As part of the collaboration and during the research term of the collaboration agreement, Gene Logic granted Organon a non-exclusive license to the GeneExpress Normal database. Organon will be obligated to make additional payments to Gene Logic for the achievement of specified target discovery and related product development milestones. Organon will also pay Gene Logic royalties on worldwide net sales of all products that may result from targets discovered pursuant to the collaboration. Organon may terminate the collaboration for any reason by providing six months' notice to Gene Logic at any time following the second anniversary of the date the collaboration was effective.


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

Procter & Gamble Pharmaceuticals


               In May 1997, the Company and Procter & Gamble entered into a 4 1/2-year collaboration for drug target discovery in heart failure. In December 1998, the collaboration was expanded to include additional therapeutic areas, beginning with osteoporosis. Payments by Procter & Gamble to the Company in the form of committed technology access fees, research funding and upfront fees will total a minimum of $17.5 million if the research program continues for its full term and the Company performs its research obligations under the agreement. Procter & Gamble will be obligated to make additional payments to the Company for the achievement of specified target discovery, product development and associated regulatory milestones. Procter & Gamble will also pay the Company royalties on worldwide net sales of all products that may result from the collaboration. Procter & Gamble may terminate the collaboration agreement for any reason by providing six months' notice to Gene Logic.


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

There can be no assurance that Gene Logic will enter into a new agreement with Schering-Plough or that such a new agreement will be continued, expanded, or renewed.


SmithKline Beecham PLC


               In May 1998, Gene Logic granted to SmithKline a license to Gene Logic's OPM-based bioinformatic system and software tools. In September 1998, Gene Logic and SmithKline entered into a collaboration regarding the use of OPM to develop a series of customized databases and servers to integrate a range of public and proprietary data sources into SmithKline's data mining process. Gene Logic retains the right to license software and products developed under the agreement to third party customers. Under the agreement, Gene Logic will receive software license fees and funding for its portion of the collaborative development program. SmithKline may terminate the license agreement at any time. There can be no assurance that Gene Logic will be successful in the work to be performed under the agreement or that the agreement will be continued.


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


               At December 31, 1998, additional progress had been achieved on each of the four technology projects that were underway as of the acquisition date (September 28, 1998). In general, the Company believes that these research and development projects are on track with management's plans at the time the acquisition occurred. Through December 31, 1998, no significant adjustments have been made in the economic assumptions or expectations that underlie the Company's acquisition decision and related purchase accounting. All four in-process research and development projects are active, and the Company is advancing the technology at a rate consistent with originally-projected completion dates. Specifically, the SNP Analysis Project is substantially completed and the Gene Chip/Gene Expression Database Development Project, Biorepository Project and Recognizer Project are expected to be substantially completed during 1999. Because these technologies are interrelated with respect to the development of genomic database and pharmacogenomic products, the Company does not expect to derive significant economic benefits until late 1999.


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

IDENTIFICATION OF EXECUTIVE OFFICERS


               The information required by this item is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" in Part I, Item 1 of this Annual Report on Form 10-K.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  FINANCIAL STATEMENTS


               The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.


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

      10.44    Form of Affiliate Agreement.(3)

    EXHIBIT
    NUMBER                     DESCRIPTION OF DOCUMENT
    ------                     -----------------------

     10.45     Employment Agreement, dated July 1, 1998, between Registrant and
               Douglas Dolginow, M.D.(3)

     10.46     Loan Agreement, dated July 6, 1998, between Registrant and
               Oncormed, Inc.(3)

  +++10.47 Collaboration Agreement, dated June 30, 1998, between Registrant and Hoechst Schering AgrEvo GmbH.(3)

 ++++10.48     Letter Agreement, dated December 29, 1998, between Registrant and
               Japan Tobacco Inc.(5)

 ++++10.49     Genomic Database Collaboration and License Agreement, dated
               December 30, 1998, between Registrant and Procter & Gamble, replacing that certain Target Discovery Collaboration and License
               Agreement, dated May 27, 1997 between Registrant and Procter &
               Gamble.(5)

     11.1      Statement re: computation of per share earnings.(5)

     21.1      List of Subsidiaries.(5)

     23.1      Consent of Arthur Andersen LLP, Independent Public Accountants.

     24.1 Power of Attorney. Reference is made to the signature page of this Annual Report on Form 10-K.

     27.1      Financial Data Schedule.(5)



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

(5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999, and incorporated by reference.


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

                                    SIGNATURE


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Gaithersburg, County of Montgomery, State of Maryland, on the 20th day of April, 1999.


                                        GENE LOGIC INC.



                                        By:                *
                                            ------------------------------------
                                            Michael J. Brennan, M.D., Ph.D.
                                            Chief Executive Officer and Director





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



              NAME                                            POSITION                                        DATE
---------------------------------       -----------------------------------------------------------      --------------

               *                         Chief Executive Officer and Director                            April 20, 1999
--------------------------------        (Principal Executive Officer)
 Michael J. Brennan, M.D, Ph.D.

      /S/ MARK D. GESSLER               President, Chief Operating Officer, Chief Financial Officer      April 20, 1999
--------------------------------        and  Secretary(Principal Financial and Accounting Officer)
        Mark D. Gessler

               *                        Chairman of the Board                                            April 20, 1999
--------------------------------
  Alan G. Walton, Ph.D., D.Sc.

               *                        Director                                                         April 20, 1999
--------------------------------
       Jules Blake, Ph.D.

               *                        Director                                                         April 20, 1999
--------------------------------
     Charles L. Dimmler III

               *                        Director                                                         April 20, 1999
--------------------------------
     G. Anthony Gorry, Ph.D.

               *                        Director                                                         April 20, 1999
--------------------------------
      Jeffrey D. Sollender

*      /S/ MARK D. GESSLER
--------------------------------
         Mark D. Gessler
         Attorney-in-fact

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

                                GENE LOGIC INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                          STOCKHOLDERS' EQUITY
                                        PREFERRED STOCK      ----------------------------------------------
                                     ---------------------      COMMON STOCK
                                       NUMBER                ------------------   ADDITIONAL
                                         OF                    NUMBER      PAR     PAID-IN       DEFERRED
                                       SHARES      AMOUNT    OF SHARES    VALUE    CAPITAL     COMPENSATION
                                     ----------   --------   ----------   -----   ----------   ------------
Balance at December 31, 1995.......     745,833   $  1,153      280,000   $  3     $     --      $    --
 Issuance of common stock..........          --         --      412,733      4           13           --
 Issuance of Series B Convertible
   Preferred Stock, net of issuance
   costs...........................   4,090,909      8,825           --     --           --           --
 Accretion of mandatory redemption
   value of preferred stock........          --        494           --     --           --           --
 Net change in unrealized losses
   from marketable securities......          --         --           --     --           --           --
 Net loss..........................          --         --           --     --           --           --
                                     ----------   --------   ----------   ----     --------      -------
Balance at December 31, 1996.......   4,836,742     10,472      692,733      7           13           --
 Comprehensive loss................
 Issuance of Series C Convertible
   Preferred Stock, net of issuance
   costs...........................   4,444,443     19,117           --     --           --           --
 Cancellation of common stock......          --         --      (55,000)    (1)          (8)          --
 Issuance of common stock in
   connection with exercise of
   stock options...................          --         --      152,943      2           22           --
 Issuance of common stock..........          --         --      425,000      4        3,003           --
 Issuance of warrants..............          --         --           --     --           43           --
 Accretion of mandatory redemption
   value of preferred stock........          --      1,286           --     --           --           --
 Conversion of preferred stock to
   common stock in connection with
   initial public offering.........  (9,281,185)   (30,875)   9,281,185     93       30,782           --
 Issuance of common stock in
   connection with initial public
   offering, net of issuance
   costs...........................          --         --    3,347,000     33       23,911           --
 Issuance of common stock in
   connection with exercise of
   warrants........................          --         --       55,389      1          219           --
 Net change in unrealized losses
   from marketable securities......          --         --           --     --           --           --
 Deferred compensation from stock
   options.........................          --         --           --     --        6,897       (6,897)
 Amortization of deferred
   compensation....................          --         --           --     --           --          619
 Net loss..........................          --         --           --     --           --           --
                                     ----------   --------   ----------   ----     --------      -------
Balance at December 31, 1997.......          --         --   13,899,250    139       64,882       (6,278)
 Comprehensive loss................
 Issuance of common stock in
   connection with exercise of
   stock options...................          --         --      875,636      9          197           --
 Issuance of common stock in
   connection with Employee Stock
   Purchase Plan...................          --         --       27,290     --          140           --
 Issuance of common stock in
   connection with acquisition of
   Oncormed, Inc...................          --         --    4,849,580     49       38,166           --
 Net change in unrealized losses
   from marketable securities......          --         --           --     --           --           --
 Write-off of cancelled stock
   options.........................          --         --           --     --         (715)         715
 Amortization of deferred
   compensation....................          --         --           --     --           --        1,577
 Net loss..........................          --         --           --     --           --           --
 Comprehensive loss................          --         --           --     --           --           --
                                     ----------   --------   ----------   ----     --------      -------
Balance at December 31, 1998.......          --   $     --   19,651,756   $197     $102,670      $(3,986)
                                     ==========   ========   ==========   ====     ========      =======

                                        STOCKHOLDERS' EQUITY
                                     ---------------------------
                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                         LOSS          DEFICIT         LOSS
                                     -------------   -----------   -------------
Balance at December 31, 1995.......      $  --        $   (835)
 Issuance of common stock..........         --              --
 Issuance of Series B Convertible
   Preferred Stock, net of issuance
   costs...........................         --              --
 Accretion of mandatory redemption
   value of preferred stock........         --            (494)
 Net change in unrealized losses
   from marketable securities......        (13)             --       $    (13)
 Net loss..........................         --          (2,865)        (2,865)
                                         -----        --------       --------
Balance at December 31, 1996.......        (13)         (4,194)
 Comprehensive loss................                                  $ (2,878)
                                                                     ========
 Issuance of Series C Convertible
   Preferred Stock, net of issuance
   costs...........................         --              --
 Cancellation of common stock......         --              --
 Issuance of common stock in
   connection with exercise of
   stock options...................         --              --
 Issuance of common stock..........         --              --
 Issuance of warrants..............         --              --
 Accretion of mandatory redemption
   value of preferred stock........         --          (1,286)
 Conversion of preferred stock to
   common stock in connection with
   initial public offering.........         --              --
 Issuance of common stock in
   connection with initial public
   offering, net of issuance
   costs...........................         --              --
 Issuance of common stock in
   connection with exercise of
   warrants........................         --              --
 Net change in unrealized losses
   from marketable securities......         11              --       $     11
 Deferred compensation from stock
   options.........................         --              --
 Amortization of deferred
   compensation....................         --              --
 Net loss..........................         --          (7,194)        (7,194)
                                         -----        --------       --------
Balance at December 31, 1997.......         (2)        (12,674)
 Comprehensive loss................                                  $ (7,183)
                                                                     ========
 Issuance of common stock in
   connection with exercise of
   stock options...................         --              --
 Issuance of common stock in
   connection with Employee Stock
   Purchase Plan...................         --              --
 Issuance of common stock in
   connection with acquisition of
   Oncormed, Inc...................         --              --
 Net change in unrealized losses
   from marketable securities......        (44)             --       $    (44)
 Write-off of cancelled stock
   options.........................         --              --
 Amortization of deferred
   compensation....................         --              --
 Net loss..........................         --         (44,873)       (44,873)
                                                                     --------
 Comprehensive loss................         --              --       $(44,917)
                                         -----        --------       ========
Balance at December 31, 1998.......      $ (46)       $(57,547)
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


                                                            1998      1997      1996
                                                          --------   -------   -------
                                                                 (IN THOUSANDS)
Net loss................................................  $(44,873)  $(7,194)  $(2,865)
Other comprehensive (loss) income, net of tax:
  Unrealized losses on marketable securities............       (46)       (4)      (13)
  Less -- Reclassification adjustment for losses........         2        15     --
                                                          --------   -------   -------
     Total other comprehensive (loss) income............       (44)       11       (13)
                                                          --------   -------   -------
Comprehensive loss......................................  $(44,917)  $(7,183)  $(2,878)
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

Intangibles and Other Assets


     Intangibles and other assets consist primarily of organization costs, patent costs, trademarks and licenses. These amounts are being amortized over periods of approximately five to seventeen years. Accumulated amortization relating to other assets was $115,000 and $20,000 as of December 31, 1998 and 1997, respectively. The Company's success is heavily dependent upon its proprietary technologies. The Company depends upon a combination of patents, trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various other security measures to protect its technology rights.


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
                                                      =======       ====      =======


     At December 31, 1998, all marketable securities had maturities greater than one year, but less than eighteen months. As of December 31, 1998 and 1997, all of the Company's investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions. During the years ended December 31, 1998 and 1997, portions of the Unit Investment Trust were sold for total proceeds of $99,000 and $2,407,000, resulting in realized losses of $1,000 and $12,000, respectively. No marketable securities were sold in 1996.


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


     Accrued expenses consist of the following as of December 31, 1998 and 1997:


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


     The Merger has been accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $7.6 million, will be amortized on a straight-line basis over five years. Allocations were made to certain intangible assets, including work force, and to "in-process research and development" consisting of technologies which had not reached technological feasibility and had no alternative future use, including in-process technologies relating to genomic databases and pharmacogenomics. The write-off of in-process research and development resulted in a non-recurring charge to the Company's operating results of $35.2 million, or $2.24 per share basic and diluted for the year ended December 31, 1998. The amount charged to earnings was determined by estimating the costs to

                                GENE LOGIC INC.

NOTE 6 -- ACQUISITION -- (CONTINUED)
develop the in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these projects are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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


     The Company's multi-year target discovery collaborations provide the right for the collaborators to terminate for any reason within six months' notice. All other collaborations provide the right for the collaborator to terminate with a one month notice. The loss of revenues from any individual target discovery collaboration, if terminated, could have a material adverse effect on the Company's business, financial condition and results of operations.


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

                                GENE LOGIC INC.

NOTE 9 -- INCOME TAXES

     The actual income tax expense for the years ended December 31, 1998, 1997 and 1996, is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

                                                         1998      1997      1996
                                                       --------   -------   ------
                                                             (IN THOUSANDS)
Tax benefit at federal statutory rate................  $(15,223)  $(2,412)  $ (977)
State income taxes, net of federal income tax
  effect.............................................    (2,069)     (326)    (133)
Acquired in-process research and development.........    13,593        --       --
Other................................................       566         2      (50)
Increase in valuation allowance......................     3,233     2,836    1,160
                                                       --------   -------   ------
Income tax expense...................................  $    100   $   100   $   --
                                                       ========   =======   ======

     The tax effect of cumulative temporary differences at December 31, 1998, 1997 and 1996, follows:


                                                        1998      1997      1996
                                                      --------   -------   -------
                                                             (IN THOUSANDS)
Deferred Tax Assets:
  Japanese withholding..............................  $    200   $   100   $    --
  Tax carryforwards.................................    18,668     4,066     1,129
  Start-up costs....................................       221       312       404
  Accrued vacation..................................       117        39         7
  Other.............................................       830        --        --
                                                      --------   -------   -------
                                                        20,036     4,517     1,540
  Less -- Valuation allowance.......................   (19,611)   (4,313)   (1,477)
                                                      --------   -------   -------
     Net deferred tax assets........................  $    425   $   204   $    63
                                                      ========   =======   =======
Deferred Tax Liabilities:
  Depreciation......................................  $    186   $   118   $    51
  Prepaid expenses..................................        10        45         2
  Capital lease.....................................        95        41        10
  Other.............................................       134        --        --
                                                      --------   -------   -------
     Net deferred tax liabilities...................  $    425   $   204   $    63
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


     In December 1997, the Company entered into a note payable to finance the purchase of directors' and officers' insurance. The note bears interest at 8.0% and is due in regular monthly installments through June 1999.


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


     In October 1996, an officer of the Company resigned. In January 1997, in connection with the resignation, the 55,000 shares of the Company's common stock held by the officer were cancelled in satisfaction of the $50,000 note receivable and accrued interest obligation from the officer to the Company (see
Note 15).


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

                         GENE LOGIC INC. AND SUBSIDIARY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

ACCRUED RESTRUCTURING CHARGES:


                                                                                AMOUNTS   ADJUSTMENTS
                                 BALANCE AT        NEW            AMOUNTS       CHARGED       TO         BALANCE
                                 BEGINNING    RESTRUCTURING       DUE TO        AGAINST     ACCRUED     AT END OF
          DESCRIPTION             OF YEAR        CHARGES      ACQUISITIONS(1)   ACCRUAL     AMOUNTS       YEAR
          -----------            ----------   -------------   ---------------   -------   -----------   ---------
                                                                  (IN THOUSANDS)
December 31, 1998..............   $    --        $    --          $1,597        $(1,163)     $(250)       $184
                                  =======        =======          ======        =======      =====        ====


---------------
Notes:


(1) Restructuring liability recorded in connection with the merger with Oncormed, Inc. The liability has been included in the purchase price allocation performed in connection with the merger.