Form 10-Q
period 1999-03-31
GENE LOGIC INC
filed 1999-05-14
CIK 1043914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED March 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 19,783,358 as of April 30, 1999.


================================================================================

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 1999 and December 31, 1998.........................3
Consolidated Statements of Operations for the Three Months Ended
        March 31, 1999 and 1998.............................................................4
Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1999 and 1998.............................................................5
Notes to Consolidated Financial Statements..................................................6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations....................................9

Item 3. Quantitative and Qualitative Disclosure About Market Risk..........................15

PART II OTHER INFORMATION

Item 1. Legal Proceedings..................................................................15

Item 2. Changes in Securities and Use of Proceeds..........................................15

Item 3. Defaults Upon Senior Securities....................................................15

Item 4. Submission of Matters to a Vote of Security Holders................................15

Item 5. Other Information..................................................................15

Item 6. Exhibits and Reports on Form 8-K...................................................16

Signatures.................................................................................17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PAR VALUE)

                                                                          MARCH 31,         DECEMBER 31,
                                                                            1999                1998
                                                                          ---------         ------------
                                                                         (Unaudited)
                                                 ASSETS

Current Assets:
    Cash and cash equivalents ..................................          $  11,936           $  16,191
    Marketable securities available-for-sale ...................             14,774              14,791
    Due from collaborators .....................................              3,028               3,779
    Prepaid expenses ...........................................                972                 842
    Other current assets .......................................              1,030                 875
                                                                          ---------           ---------
        Total Current Assets ...................................             31,740              36,478
Property and Equipment, net ....................................             10,394              10,189
Goodwill, net ..................................................              6,868               7,249
Intangible and Other Assets, net ...............................              1,839               1,650
                                                                          ---------           ---------
        Total Assets ...........................................          $  50,841           $  55,566
                                                                          =========           =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..........................................          $   2,520           $   2,123
     Accrued expenses ..........................................              1,381               2,963
     Accrued restructuring .....................................                 88                 184
     Current portion of capital lease obligation ...............                127                 124
     Current portion of long-term debt .........................              1,269               1,292
     Deferred revenue ..........................................              4,523               3,219
                                                                          ---------           ---------
         Total Current Liabilities .............................              9,908               9,905
Capital Lease Obligation .......................................                 67                 100
Long-Term Debt .................................................              3,474               3,789
Other Noncurrent Liabilities ...................................                506                 484
                                                                          ---------           ---------
            Total Liabilities ..................................             13,955              14,278
                                                                          ---------           ---------
Commitments and Contingencies

Stockholders' Equity:

     Common Stock, $.01 par value; 60,000,000 shares authorized;
       19,771,270 and 19,651,756 shares issued and outstanding
       as of March 31, 1999 and December 31, 1998,
       respectively ............................................                198                 197
     Preferred Stock, $.01 par value; 10,000,000 shares
       authorized; no shares issued and outstanding as of
       March  31, 1999 and December 31, 1998 ...................                 --                  --
     Additional paid-in capital ................................            102,858             102,670
     Deferred compensation on stock options, net ...............             (3,611)             (3,986)
     Accumulated other comprehensive loss ......................                (63)                (46)
     Accumulated deficit .......................................            (62,496)            (57,547)
                                                                          ---------           ---------
        Total Stockholders' Equity .............................             36,886              41,288
                                                                          ---------           ---------
        Total Liabilities and Stockholders' Equity .............          $  50,841           $  55,566
                                                                          =========           =========



                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ---------------------------
                                                               1999              1998
                                                             --------           --------
Revenues ..........................................          $  4,067           $  2,196
Expenses:
  Research and development ........................             7,031              3,237
  General and administrative ......................             1,773              1,596
  Amortization of goodwill ........................               381                 --
                                                             --------           --------
      Total expenses ..............................             9,185              4,833
                                                             --------           --------
      Loss from operations ........................            (5,118)            (2,637)
Interest income, net ..............................               239                607
Other income (expense) ............................                30                (81)
                                                             --------           --------
      Loss before income tax expense ..............            (4,849)            (2,111)
Income tax expense ................................               100                 --
                                                             --------           --------
      Net loss ....................................          $ (4,949)          $ (2,111)
                                                             ========           ========
Basic and Diluted Net Loss Per Common Share .......          $  (0.25)          $  (0.15)
                                                             ========           ========
Shares Used In Computing Basic and Diluted Net Loss
  Per Common Share ................................            19,710             13,900
                                                             ========           ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                1999               1998
                                                              --------           --------
 Cash Flows From Operating Activities:
 Net loss ..........................................          $ (4,949)          $ (2,111)
 Adjustments to reconcile net loss to net cash flows
   from operating activities:
     Depreciation and amortization .................               707                292
     Amortization of goodwill ......................               381                 --
     Amortization of deferred compensation .........               375                433
     Loss on disposal of property and equipment ....                --                 81
Changes in operating assets and liabilities:
     Due from collaborators ........................               751                647
     Prepaid expenses ..............................              (130)                10
     Other current assets ..........................              (155)              (247)
     Intangibles and other assets ..................              (225)              (156)
     Accounts payable ..............................               397                445
     Accrued expenses ..............................            (1,582)             1,511
     Accrued restructuring .........................               (96)                --
     Deferred revenue ..............................             1,304             (1,843)
     Other noncurrent liabilities ..................                22                 30
                                                              --------           --------
        Net Cash Flows From Operating Activities ...            (3,200)              (908)
                                                              --------           --------
 Cash Flows From Investing Activities:
     Purchases of property and equipment ...........              (876)            (3,760)
     Purchase of marketable securities
        available-for-sale .........................                --             (4,266)
                                                              --------           --------
        Net Cash Flows From Investing Activities ...              (876)            (8,026)
                                                              --------           --------
 Cash Flows From Financing Activities:
     Proceeds from issuance of common stock ........               189                 --
     Repayments of financing agreement .............               (48)               (44)
     Repayments of capital lease obligation and
      equipment loans ..............................              (320)               (89)
                                                              --------           --------
        Net Cash Flows From Financing Activities ...              (179)              (133)
                                                              --------           --------
 Net Decrease in Cash and Cash Equivalents .........            (4,255)            (9,067)
 Cash and Cash Equivalents, beginning of period ....            16,191             46,522
                                                              --------           --------
 Cash and Cash Equivalents, end of period ..........          $ 11,936           $ 37,455
                                                              ========           ========
 Supplemental Disclosure:
     Interest expense paid .........................          $    112           $     34
                                                              ========           ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 1999, consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comprehensive Loss

        The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. The Company's other comprehensive loss includes unrealized holding losses from marketable securities available-for-sale for the three months ended March 31, 1999 and 1998 as follows:

                                                                         MARCH 31,
                                                                 -------------------------
                                                                  1999              1998
                                                                 -------           -------
                                                                       (in thousands)
        Net Loss ......................................          $(4,949)          $(2,111)
        Other comprehensive loss, net of tax:
          Unrealized losses on marketable securities ..              (17)               (6)
          Less - Reclassification adjustment for losses               --                 2
                                                                 -------           -------
            Total other comprehensive loss ............              (17)               (4)
                                                                 -------           -------
        Comprehensive loss ............................          $(4,966)          $(2,115)
                                                                 =======           =======

Marketable Securities Available-for-Sale

        All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with accumulated unrealized gains and losses reported as a separate component of stockholders' equity in the accompanying consolidated balances sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income.

Goodwill

        Goodwill, from the acquisition of Oncormed, Inc. ("Oncormed") in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $381,000 for the three months ended March 31, 1999. Accumulated amortization of goodwill was $762,000 at March 31, 1999.

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

        Nonrefundable upfront payments received for the value of transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue upon execution of the agreements. Under collaboration agreements in which the Company creates a research database in exchange for a fixed fee, revenues from such collaborations are recognized on the percentage-of-completion method, primarily based on man-months incurred to date compared with total estimated man-months for development of such database.

NOTE 2. ACCRUED RESTRUCTURING

        In connection with the acquisition of Oncormed, the Company recorded a restructuring liability of approximately $1.6 million. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs. This liability was included in the purchase price allocation performed in connection with the acquisition. Management anticipates the restructuring activities as a result of the acquisition will be substantially completed in 1999.

        The following table details the major components of the restructuring liability relating to the Oncormed acquisition:

                                                                   CONTRACT
                                                                 TERMINATION
                                                PERSONNEL           COSTS             TOTAL
                                                ---------        -----------         -------
                                                               (in thousands)
        Restructuring liability .......          $   373           $ 1,224           $ 1,597
        1998 activity .................             (239)           (1,174)           (1,413)
                                                 -------           -------           -------
        Balance at December 31, 1998 ..              134                50               184
        Activity through March 31, 1999              (96)               --               (96)
                                                 =======           =======           =======
        Balance at March 31, 1999 .....          $    38           $    50           $    88
                                                 =======           =======           =======


NOTE 3. COMMITMENTS AND CONTINGENCIES

        In January 1999, the Company entered into a three year agreement with Affymetrix, Inc. ("Affymetrix"), pursuant to which Affymetrix will supply its GeneChip(R) probe arrays to the Company for the development of gene expression databases. Under the terms of the agreement, the Company will pay Affymetrix subscription fees for access to the probe arrays, purchase the probe arrays and related instrumentation and software, and pay royalties to Affymetrix on revenues generated from certain database subscriptions fees.

        The Company's commitments under other research and license agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

NOTE 4. SEGMENT INFORMATION

        At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services geographic areas and major customers. The Company's operations are treated as one operating segment, genomic information products, software and research services, as the Company only reports loss information on an aggregate basis to chief operating decision makers of the Company. Approximately 95% of the revenues for the three months ended March 31, 1999 were derived from four collaborators, each contributing approximately 38%, 27%, 16% and 14%. For the three months ended March 31, 1998, three collaborators contributed 100% of the revenues, each contributing approximately 53%, 24% and 23%. Although the Company operates exclusively in the United States, the Company recorded revenue for the three months ended March 31, 1999 from major customers in Japan, Europe and the United States of 38%, 30% and 27%, respectively, and for the three months ended March 31, 1998 of 53%, 24%, and 23%, respectively.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, including statements as to the timing of availability of products under development, the ability to commercialize products developed under collaborations, the performance and utility of the Company's products and services, and the adequacy of capital resources. Such statements reflect management's current views of future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projections. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of genomic database products and their use by existing and potential collaborators and customers of the Company, the Company's ability to manage and maintain multiple, concurrent collaborations, the Company's reliance on collaborators for development and commercialization of products, the impact of technological advances and competition, the Company's ability to enforce its intellectual property rights, the impact of the intellectual property rights of others and the Company's ability to enter into arrangements with new collaborators and to maintain new and existing collaborations, the ability of the Company to implement in a timely manner the programs and actions related to the Year 2000 issue, as well as other risks and uncertainties included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

        GeneExpress(TM) and Flow-thru Chip(TM) are trademarks of the Company. GeneChip(R) is a registered trademark of Affymetrix, Inc.

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

        These agreements provide the Company with various combinations of nonrefundable upfront payments, recurring technology and database access fees, research funding and fees for pharmacogenomic services, certain additional payments upon the attainment of research and product development milestones and royalty payments based on sales of any products resulting from the collaborations. Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned which is ordinarily when the work is performed or costs are incurred, milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Revenues from pharmacogenomic services are recognized upon completion of the services. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue upon execution of the agreements. The loss of revenues from any individual material collaboration agreement, if terminated, could have a material adverse effect on the Company's business, financial condition and results of operations.

        In an effort to address the growing needs of research and development in the pharmaceutical industry, the Company is investing significant resources in building its GeneExpress databases. These databases will contain expression information from a wide variety of tissues from healthy, diseased and drug-treated patients and from experimental animals. The initial GeneExpress database will incorporate data obtained from GeneChip probe arrays under an agreement with Affymetrix.

During 1999, the Company expects to commence marketing the GeneExpress databases broadly to pharmaceutical companies and later in the year expects to receive subscriptions fees from such database users.

        Gene Logic's future profitability will depend in part on the successful establishment of collaborations which include various combinations of genomic databases, bioinformatics software and genomics technology and the successful commercialization of its GeneExpress databases. Payments through collaborations and subscriptions to the GeneExpress databases are expected to be the Company's only sources of revenue for the foreseeable future. Significant royalties or other revenues from commercial sales of products developed from any therapeutic, diagnostic or agricultural product identified using the Company's technologies are not expected for several years, if at all. Through March 31, 1999, royalties or other revenues from commercial sales of products paid to Gene Logic were immaterial. Revenues under collaborations may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company's ability to enter into additional collaborations and successfully commercialize its GeneExpress databases. There can be no assurance that the Company will enter into additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful or that the Company will be able to successfully commercialize its GeneExpress databases.

        The Company has incurred operating losses in each year since its inception. At March 31, 1999, excluding the $35.2 million non-recurring charge incurred in connection with the acquisition of Oncormed, the Company had accumulated operating losses of approximately $27.3 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations, in addition to the charge incurred in connection with the acquisition of Oncormed. These costs have exceeded the Company's revenues which to date have been generated principally from collaborations. The Company expects to incur additional operating losses at least through 1999 primarily as a result of increases in its expenses for research and development.

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

UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

        In connection with the acquisition of Oncormed in September 1998, the Company allocated $35.2 million of the $39.2 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flow related to the incomplete research and development projects. At the time of acquisition, the progress of these projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The in-process research and development value consists of four technology projects that involve either the development of technologies for genomic databases or pharmacogenomics.

        At March 31, 1999, additional progress had been achieved on each of the four technology projects that were underway as of the acquisition. In general, the Company believes that these research and development projects are on track with management's plans at the time the acquisition occurred. Through March 31, 1999, no significant adjustments have been made in the economic assumptions or expectations that underlie the Company's acquisition decision and related purchase accounting. All four in-process research and development projects are active, and the Company is advancing the technology at a rate consistent with originally-projected completion dates. Specifically, the SNP Analysis Project and Recognizer Project are substantially completed and the Gene Chip / Gene Expression Database Development Project and Biorepository Project are expected to be substantially completed during 1999. Because these technologies are interrelated with respect to the development of genomic database and pharmacogenomic products, the Company does not expect to derive any significant economic benefits from them until late 1999.

        Remaining development efforts for the projects which are still incomplete are highly complex and include the development and validation of the necessary biochemistry, molecular biology and bioinformatic tools and information, as well as small-scale deployment and commercial introduction. Funding for such projects has been and is expected to continue from existing cash balances. The Company estimates the costs to complete the remaining projects at approximately $1.1 million for the remainder of 1999. Total costs to complete the projects from the date of acquisition are estimated to be approximately $3.3 million.

        Although the Company has substantially completed two of the projects and intends to complete the development of the remaining in-process technologies and although management believes in the likelihood of their feasibility, there can be no assurance that such remaining projects will be completed successfully, or that any of the in-process technologies will achieve commercial success. If, at a later date, the Company decides to no longer pursue one or all of these technologies, decides to indefinitely postpone the research effort related to one or all of the technologies, or determines that the discounted expected cash flows will no longer meet projections, it will disclose that fact to investors--explaining why it will not pursue commercialization or why the research has been postponed (and when the research is expected to resume) and how much of the purchase price the technologies (or projects) represent. If these technologies are not successfully developed or commercially successful, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

        Descriptions of the Company's estimates used to determine the value assigned to the in-process technologies and costs, timing and anticipated benefits of completing the development of the in-process technologies are forward-looking statements that involve risks and uncertainties. The Company's actual costs and timing to complete development of the remaining technologies and any benefits derived therefrom or from completed technologies will depend on many factors, including the Company's ability to complete development of the remaining technologies successfully, to overcome remaining technical obstacles and competing technologies, to gain market acceptance of products using such technologies and to adapt to market developments and the availability to the Company of adequate capital resources to commercialize such technologies. If the Company is unsuccessful in developing or commercializing such technologies, the Company will not achieve the benefits expected from acquiring such technologies or obtain a return on its investment in connection with the acquisition and would likely discontinue its operations with respect to such technologies. Additionally, even if successfully completed, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 1999 and March 31, 1998

        Revenue increased to $4.1 million for the three months ended March 31, 1999 from $2.2 million for the same period in 1998. The increase in revenues was the result of the addition of new customers and expansion of prior customer relationships. Of the 1999 revenues, thirty-eight percent (38%) were received from Japan Tobacco; twenty-seven percent (27%) were received from Procter & Gamble; sixteen percent (16%) were received from Organon; and fourteen percent (14%) were received from AgrEvo. Revenues received from other sources were not material.

        Research and development expenses increased to $7.0 million for the three months ended March 31, 1999 from $3.2 million for the same period in 1998. The increase in research and development expenses was primarily attributable to approximate increases of: (i) forty percent (40%) in research agreement expenses, (ii) twenty-five percent (25%) in personnel expenses, (iii) fifteen percent (15%) in laboratory supplies and (iv) ten percent (10%) in depreciation expense. The increase in research and development expenses primarily relates to the Company's efforts in building its GeneExpress databases which started in 1999, expansion of its target discovery and bioinformatics businesses to accommodate new and expanded collaborations, and further development of its Flow-thru Chip program. The Company expects research and development expenses to increase as the Company expands its GeneExpress databases, maintains new and expanding target discovery and bioinformatic collaborations, and further develops the Flow-thru Chip.

        General and administrative expenses increased to $1.8 million for the three months ended March 31, 1999 from $1.6 million for the same period in 1998. The increase in general and administrative expenses was attributable to the Company's expansion of its business development efforts through additional new hires and other general costs. The increases in these costs were somewhat offset by a decrease in facility costs and legal expenses due to the delivery of the new office and research facility in the first quarter of 1998 and the timing of corporate activity. The Company expects that general and administrative expenses will increase as the Company expands its product line and business development efforts.

        Amortization of goodwill was $381,000 for the three months ended March 31, 1999 as a result of the acquisition of Oncormed in September 1998.

        Net interest income decreased to $239,000 for the three months ended March 31, 1999 from $607,000 for the same period in 1998 primarily due to the smaller cash and investment balance on hand as a result of funding the Company's operating losses through March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 1999, the Company financed its operations through the sale of equity securities, payments under collaborative agreements and equipment financing. In connection with its collaboration with Procter & Gamble, the Company holds a promissory note of $500,000 that is due in December 1999. The Company has also obtained $471,000 of capital lease financing and $5.8 million under equipment loans. As of March 31, 1999, the Company had approximately $26.7 million in cash and marketable securities, compared to $31.0 million as of December 31, 1998.

        In connection with the acquisition of Oncormed, the Company acquired in-process research and development, which is comprised of several technology projects. The Company expects to spend approximately $3.3 million in total to develop commercially viable products using such technologies and to begin to generate revenues from them. Costs to complete the development of these remaining technologies are estimated to be $1.1 million for the remainder of 1999. Funding for such efforts has been and is expected to continue to be obtained from internally generated sources. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

        In connection with the acquisition of Oncormed, the Company recorded a restructuring liability of approximately $1.6 million. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs. At March 31, 1999, approximately $38,000 and $50,000 of the restructuring charge remained unpaid relating to involuntary employment and contract terminations, respectively. Management anticipates the restructuring activities as a result of the acquisition will be substantially completed in 1999.

        Net cash used in operating activities was $3.2 million for the three months ended March 31, 1999, as compared to $908,000 for the three months ended March 31, 1998. The Company has primarily used cash during 1999 and 1998 to fund the Company's operating losses in addition to expenditures relating to intangibles and other assets.

        During the three months ended March 31, 1999 and 1998, the Company had expenditures relating to intangibles and other assets of approximately $225,000 and $156,000, respectively. These expenditures were primarily for patent costs and license fees. The Company amortizes such patent costs to research and development expense over the useful life of the underlying patent upon its issuance. License fees are amortized to research and development expense over periods of approximately one to seventeen years. These expenditures are necessary and are expected to increase to protect the Company's intellectual property and to secure rights to current technology.

        The Company's investing activities, other than purchases of available-for-sale securities, consisted of capital expenditures, which totaled $876,000 and $3.8 million for the three months ended March 31, 1999 and 1998, respectively. The decrease from year to year was primarily due to the funding of tenant improvements and furniture purchases in the first quarter of 1998 relating to the completion of the Company's new office and research laboratory facility. The Company expects to have additional capital expenditures in 1999 as it expands its facility requirements and acquires laboratory and computer equipment to support expanding research and development activities. The Company's capital expenditures in 1999 are expected to be less than those in 1998.

        Net cash used in financing activities was $179,000 and $133,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in 1999 was due to increased repayments under an equipment financing which was offset by the issuance of common stock under the Company's equity plans.

        In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. Under the loan agreement, the Company may borrow up to $5.0 million through June 1999. At March 31, 1999, the Company had borrowed approximately $4.8 million. The Company expects to increase the borrowing under the loan agreement or obtain financing from additional sources in 1999.

        In January 1999, the Company entered into a three year agreement with Affymetrix, pursuant to which Affymetrix will supply its GeneChip probe arrays to the Company for the development of gene expression databases. Under the terms of the agreement, the Company will pay Affymetrix subscription fees for access to the probe arrays, purchase the probe arrays and related instrumentation and software, and pay royalties to Affymetrix on revenues generated from certain database subscriptions fees. The Company's commitments under other research and license agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

        To date, all revenue received by the Company has been generated principally from its collaborations. The Company expects that substantially all revenue for the foreseeable future will come from collaborative partners and subscriptions to its GeneExpress databases. Furthermore, the Company's ability to achieve profitability will be dependent upon the ability of the Company to enter into additional collaborations and successfully commercialize its GeneExpress databases. There can be no assurance that the Company will be able to negotiate additional collaborations in the future on acceptable terms, if at all, or that current or future collaborations will be successful and provide the Company with expected benefits or that the Company will be able to successfully commercialize its GeneExpress databases.

        The Company believes that existing cash and marketable securities and anticipated cash flow from its current collaborations will be sufficient to support the Company's operations until the end of the year 2000. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current collaborations to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. The Company's actual future capital requirements and the adequacy of its available funds, will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain additional collaboration and licensing arrangements, the commercial success of the in-process technologies acquired in the acquisition of Oncormed and the progress of the development and commercialization efforts of the Company's collaborative partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its collaboration arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financing or additional collaboration and licensing arrangements. No assurance can be given that additional financing or collaboration and licensing arrangements will be available when needed, if at all, or that, if available, will be obtained on terms favorable to the Company and its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, the Company may be required to curtail significantly one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

YEAR 2000 COMPLIANCE

        Many computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, at the end of this year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company uses a significant number of computer software programs and operating systems in connection with its database products, services and internal operations. Such software and systems were purchased and installed with a view towards Year 2000 compliance. Nevertheless, Year 2000 problems could affect the Company's research and development, financial, administrative and communication operations.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Recent Sales of Unregistered Securities

        During the quarter ended March 31, 1999, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

        On March 12, 1999, the Company sold 8,812 shares of the Company's common stock to Comdisco, Inc. ("Comdisco") pursuant to Comdisco's exercise of a warrant dated April 15, 1997, at a purchase price of $2.20 per share. The sale and issuance of the securities to Comdisco were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A)          EXHIBITS:

       ++++ 10.50       Agreement, dated January 1, 1999, between Registrant and
                        Affymetrix, Inc.

            11.1        Statement regarding computation of net loss per share

            27.1        Financial Data Schedule

------------

++++ Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

            B)          REPORTS ON FORM 8-K:

                No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENE LOGIC INC.


Date:   May 14, 1999                     By: /s/ Michael J. Brennan, M.D., Ph.D.
                                           -------------------------------------
                                           Michael J. Brennan, M.D., Ph.D.
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


Date:   May 14, 1999                     By: /s/ Mark D. Gessler
                                           -------------------------------------
                                           Mark D. Gessler
                                           President, Chief Operating Officer,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)