Form 10-Q
period 1999-06-30
GENE LOGIC INC
filed 1999-08-13
CIK 1043914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                                 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________ TO _______________ .

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: : YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 19,898,031 as of July 31, 1999.

================================================================================

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 1999 and December 31, 1998..........................3
Consolidated Statements of Operations for the Three and Six Months Ended
        June 30, 1999 and 1998..............................................................4
Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1999 and 1998..............................................................5
Notes to Consolidated Financial Statements..................................................6

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

Item 5. Other Information..................................................................16

Item 6. Exhibits and Reports on Form 8-K...................................................17

Signatures.................................................................................18

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PAR VALUE)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 1999             1998
                                                                              -----------      ------------
                                                                              (Unaudited)
                                                    ASSETS

Current Assets:
    Cash and cash equivalents ..........................................       $   7,385        $  16,191
    Marketable securities available-for-sale ...........................          13,090           14,791
    Due from collaborators .............................................           3,774            3,779
    Prepaid expenses ...................................................             991              842
    Notes receivable from employees ....................................              39             --
    Other current assets ...............................................           1,213              875
                                                                               ---------        ---------
        Total Current Assets ...........................................          26,492           36,478
Property and Equipment, net ............................................          10,266           10,189
Notes Receivable from Employees ........................................             720               --
Goodwill, net ..........................................................           6,485            7,249
Intangible and Other Assets, net .......................................           1,880            1,650
                                                                               ---------        ---------
        Total Assets ...................................................       $  45,843        $  55,566
                                                                               =========        =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ..................................................       $   2,040        $   2,123
     Accrued expenses ..................................................           1,344            2,963
     Accrued restructuring .............................................              52              184
     Current portion of capital lease obligation .......................             130              124
     Current portion of long-term debt .................................           1,271            1,292
     Deferred revenue ..................................................           4,043            3,219
                                                                               ---------        ---------
        Total Current Liabilities .....................................           8,880            9,905
Capital Lease Obligation ...............................................              34              100
Long-Term Debt .........................................................           3,552            3,789
Other Noncurrent Liabilities ...........................................             527              484
                                                                               ---------        ---------
        Total Liabilities .............................................          12,993           14,278
                                                                               ---------        ---------
Commitments and Contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; 60,000,000 shares authorized;
      19,855,540 and 19,651,756 shares issued and outstanding as of
       June 30, 1999 and December 31, 1998, respectively ...............             199              197
     Preferred Stock, $.01 par value; 10,000,000 shares
      authorized; no shares issued and outstanding as of June 30,
      1999 and December 31, 1998 .......................................              --               --
     Additional paid-in capital ........................................         102,870          102,670
     Deferred compensation on stock options, net .......................          (3,237)          (3,986)
     Accumulated other comprehensive loss ..............................            (100)             (46)
     Accumulated deficit ...............................................         (66,882)         (57,547)
                                                                               ---------        ---------
        Total Stockholders' Equity .....................................          32,850           41,288
                                                                               ---------        ---------
        Total Liabilities and Stockholders' Equity .....................       $  45,843        $  55,566
                                                                               =========        =========


                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                        JUNE 30,
                                                               ------------------------        ------------------------
                                                                 1999            1998            1999            1998
                                                               --------        --------        --------        --------

Revenues ...............................................       $  5,212        $  3,680        $  9,279        $  5,875
Expenses:
  Research and development .............................          7,454           3,907          14,486           7,144
  General and administrative ...........................          1,986           1,722           3,759           3,318
  Amortization of goodwill .............................            381              --             762              --
                                                               --------        --------        --------        --------
      Total expenses ...................................          9,821           5,629          19,007          10,462
                                                               --------        --------        --------        --------
      Loss from operations .............................         (4,609)         (1,949)         (9,728)         (4,587)
Interest income, net ...................................            224             491             463           1,099
Other income (expense) .................................             --              --              30             (80)
                                                               --------        --------        --------        --------
      Loss before income tax expense ...................         (4,385)         (1,458)         (9,235)         (3,568)
Income tax expense .....................................             --              --             100              --
                                                               --------        --------        --------        --------
      Net loss .........................................       $ (4,385)       $ (1,458)       $ (9,335)       $ (3,568)
                                                               ========        ========        ========        ========
Basic and Diluted Net Loss Per Common Share ............       $  (0.22)       $  (0.10)       $  (0.47)       $  (0.25)
                                                               ========        ========        ========        ========
Shares Used In Computing Basic and Diluted Net Loss
      Per Common Share .................................         19,797          14,219          19,754          14,060
                                                               ========        ========        ========        ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                         ------------------------
                                                                           1999            1998
                                                                         --------        --------
 Cash Flows From Operating Activities:
 Net loss ........................................................       $ (9,335)       $ (3,568)
 Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation and amortization ...............................          1,495             692
     Amortization of goodwill ....................................            762              --
     Amortization of deferred compensation .......................            749             828
     Loss on disposal of property and equipment ..................             --              81
 Changes in operating assets and liabilities:
     Due from collaborators ......................................              5          (1,357)
     Prepaid expenses ............................................           (149)            (29)
     Other current assets ........................................           (338)           (427)
     Intangibles and other assets ................................           (303)           (312)
     Accounts payable ............................................            (83)            565
     Accrued expenses ............................................         (1,619)            458
     Accrued restructuring .......................................           (132)             --
     Deferred revenue ............................................            824          (2,019)
     Other noncurrent liabilities ................................             43              59
                                                                         --------        --------
        Net Cash Flows From Operating Activities .................         (8,081)         (5,029)
                                                                         --------        --------
 Cash Flows From Investing Activities:
     Purchases of property and equipment .........................         (1,496)         (4,859)
     Increase in notes receivable from employees .................           (759)             --
     Proceeds from sale and maturity of marketable securities
       available-for-sale ........................................          1,646              --
     Purchase of marketable securities available-for-sale ........             --          (4,198)
                                                                         --------        --------
        Net Cash Flows From Investing Activities .................           (609)         (9,057)
                                                                         --------        --------
 Cash Flows From Financing Activities:
     Proceeds from issuance of common stock ......................            202             183
     Proceeds from equipment loans ...............................             --           3,577
     Proceeds from notes payable .................................            425              --
     Repayments of financing agreement ...........................            (98)            (90)
     Repayments of capital lease obligation and
       equipment loans ...........................................           (645)           (257)
                                                                         --------        --------
        Net Cash Flows From Financing Activities .................           (116)          3,413
                                                                         --------        --------
 Net Decrease in Cash and Cash Equivalents .......................         (8,806)        (10,673)
 Cash and Cash Equivalents, beginning of period ..................         16,191          46,522
                                                                         --------        --------
 Cash and Cash Equivalents, end of period ........................       $  7,385        $ 35,849
                                                                         ========        ========
 Supplemental Disclosure:
     Interest expense paid .......................................       $    211        $     63
                                                                         ========        ========



                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 1999, consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

        Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comprehensive Loss

        The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. The Company's other comprehensive loss includes unrealized holding losses from marketable securities available-for-sale for the three and six months ended June 30, 1999 and 1998 as follows:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                         ----------------------        ----------------------
                                                          1999           1998           1999           1998
                                                         -------        -------        -------        -------
                                                             (in thousands)                 (in thousands)
Net loss .........................................       $(4,385)       $(1,458)       $(9,335)       $(3,568)
Other comprehensive loss, net of tax:
Unrealized losses on marketable securities .......           (37)            (6)           (54)           (12)
Less - Reclassification adjustment for losses ....            --             --             --              2
                                                         -------        -------        -------        -------
Total other comprehensive loss ...................           (37)            (6)           (54)           (10)
                                                         -------        -------        -------        -------
Comprehensive loss ...............................       $(4,422)       $(1,464)       $(9,389)       $(3,578)
                                                         =======        =======        =======        =======

Goodwill

        Goodwill, from the acquisition of Oncormed, Inc. ("Oncormed") in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $381,000 and $762,000 for the three and six months ended June 30, 1999, respectively. Accumulated amortization of goodwill was $1.1 million at June 30, 1999.


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

NOTE 2.  NOTES RECEIVABLE FROM EMPLOYEES

        During April 1999, the Company issued promissory notes to three officers of the Company totaling $750,000 to offset tax liabilities for unrealized capital gains resulting from stock option exercises. One of the notes will be repaid in four equal annual installments together with accrued interest. The other two notes are due and payable in April 2004. All promissory notes bear interest at 5.25% and are secured by either the Company's common stock or proceeds from the sale of the Company's common stock owned by the officer. The Company estimates the total fair value of such promissory notes to be $663,000 using a discounted cash flow analysis.

NOTE 3.  ACCRUED RESTRUCTURING

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

        The following table details the major components of the restructuring liability relating to the Oncormed acquisition:

                                                                       CONTRACT
                                                                      TERMINATION
                                                     PERSONNEL           COSTS             TOTAL
                                                     ---------       --------------      ---------
                                                                     (in thousands)
         Restructuring liability ............        $     373         $   1,224         $   1,597
         1998 activity ......................             (239)           (1,174)           (1,413)
                                                     ---------         ---------         ---------
         Balance at December 31, 1998 .......              134                50               184
         Activity through June 30, 1999 .....             (132)               --              (132)
                                                     ---------         ---------         ---------
         Balance at June 30, 1999 ...........        $       2         $      50         $      52
                                                     =========         =========         =========


NOTE 4.  LONG-TERM DEBT

        In June 1999, the Company and the Maryland Economic Development Corporation ("MEDCO") entered into a Loan Agreement (the "MEDCO Loan") for the financing of the Company's tenant improvements related to its office and research laboratory facility. The Company borrowed $425,000 under this agreement, bearing interest at 5.0% per annum. The MEDCO Loan will be repaid in equal quarterly installments over ten years beginning in September 1999; however, the unpaid principal and interest may be due upon demand if the Company relocates its corporate headquarters outside of Montgomery County, Maryland. The Company granted MEDCO a security interest collateralized by certain furniture.

NOTE 5.  SEGMENT INFORMATION

        At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 established standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment--genomic information products, software and research services--as the Company only reports loss information on an aggregate basis to chief operating decision makers of the Company.

        The following is a breakdown of revenue by major collaborators exceeding ten percent (10%) of such revenues and geographic areas:

                                                      MAJOR COLLABORATORS                            GEOGRAPHIC AREA
                                         ---------------------------------------------       --------------------------------
                                           A            B            C            D          JAPAN        EUROPE         US
                                         ------       ------       ------       ------       ------       ------       ------
For the three months ended:
   June 30, 1999 ..................          38%          21%          12%          11%          38%          23%          21%
   June 30, 1998 ..................          27%          14%          19%          39%          27%          58%          14%

For the six months ended:
   June 30, 1999 ..................          38%          23%          14%          12%          38%          26%          23%
   June 30, 1998 ..................          37%          17%          21%          24%          37%          45%          17%

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, including statements as to the timing of availability of products under development, the ability to commercialize products developed under collaborations, the performance and utility of the Company's products and services, and the adequacy of capital resources. Such statements reflect management's current views of future events and are subject to risks and uncertainties that could cause actual results to differ materially from those projections. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical industry in both research and development, risks relating to the development of genomic database products and their use by existing and potential collaborators and customers of the Company, the Company's ability to manage and maintain multiple, concurrent collaborations, the Company's reliance on collaborators for development and commercialization of products, the impact of technological advances and competition, the Company's ability to enforce its intellectual property rights, the impact of the intellectual property rights of others, the Company's ability to obtain additional financing on terms favorable to the Company and the Company's ability to enter into arrangements with new collaborators and to maintain new and existing collaborations, the ability of the Company to implement in a timely manner the programs and actions related to the Year 2000 issue, as well as other risks and uncertainties included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

        GeneExpress(TM) and Flow-thru Chip(TM) are trademarks of the Company. GeneChip(R) is a registered trademark of Affymetrix, Inc. ("Affymetrix").

OVERVIEW

        The Company was incorporated in September 1994 and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products for use in pharmaceutical, diagnostic and agricultural product research and development. The Company has collaborations with the American Home Products Corp.'s Wyeth-Ayerst Laboratories, Hoechst Schering AgrEvo GmbH, Japan Tobacco Inc., Merck & Company Inc., NV Organon, a pharmaceutical unit of Akzo Nobel NV, Procter & Gamble Pharmaceuticals, Rhone-Poulenc Rorer Inc., Schering-Plough Corp. and SmithKline Beecham PLC.

        These agreements provide the Company with various combinations of recurring technology and database access fees, research funding and fees for pharmacogenomic services, certain additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from the collaborations, and non refundable upfront payments. Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned which is ordinarily when the work is performed or costs are incurred. Revenues from pharmacogenomic services are recognized upon completion of the services. Milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue upon execution of the agreements. The loss of revenues from any individual material collaboration agreement, if terminated, could have a material adverse effect on the Company's business, financial condition and results of operations.

        In an effort to address the growing needs of research and development in the pharmaceutical industry, the Company is investing significant resources in building its GeneExpress(TM) databases. These databases will contain expression information from a wide variety of tissues from healthy, diseased and drug-treated patients and from experimental animals. The initial GeneExpress database will incorporate data obtained from GeneChip(R) probe arrays under an agreement with Affymetrix. The Company commenced marketing the GeneExpress databases to pharmaceutical companies and expects to receive subscriptions fees from such database users in late 1999.

        Gene Logic's future profitability will depend in part on the successful establishment of collaborations which include various combinations of genomic databases, bioinformatics software and genomics technology and the successful commercialization of its GeneExpress databases. Payments through collaborations and subscriptions to the GeneExpress databases are expected to be the Company's primary sources of revenue for the foreseeable future. Significant royalties or other revenues from commercial sales of products developed from any therapeutic, diagnostic or agricultural product identified using the Company's technologies are not expected for several years, if at all. Through June 30, 1999, royalties or other revenues from commercial sales of products paid to Gene Logic were immaterial. Revenues under collaborations may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company's ability to enter into additional collaborations and successfully commercialize its GeneExpress databases. There can be no assurance that the Company will enter into additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful or that the Company will be able to successfully commercialize its GeneExpress databases.

        The Company has incurred operating losses in each year since its inception. At June 30, 1999, excluding the $35.2 million non-recurring charge incurred in connection with the acquisition of Oncormed, the Company had accumulated operating losses of approximately $31.7 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations, in addition to the charge incurred in connection with the acquisition of Oncormed. These costs have exceeded the Company's revenues which, to date, have been generated principally from collaborations. The Company expects to incur additional operating losses at least through 1999, primarily as a result of increases in its expenses for research and development.

        The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, including changes in the demand for the Company's technologies and products, variations in revenues under collaborations, including milestone payments, royalties, license fees and other contract revenues, and the timing of new product introductions, if any, by the Company. The Company's quarterly operating results may also fluctuate significantly depending on changes in the research and development budgets of the Company's collaborative partners, the introduction of new products by the Company's competitors and other competitive factors, the adoption of new technologies, and the cost, quality and availability of cell and tissue samples and related reagents.

UPDATE ON IN-PROCESS RESEARCH AND DEVELOPMENT

        In connection with the acquisition of Oncormed in September 1998, the Company allocated $35.2 million of the $39.2 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these projects had not yet reached technological feasibility and the projects had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The in-process research and development value consists of four technology projects that involve the development of technologies for either genomic databases or pharmacogenomics.

        At June 30, 1999, additional progress had been achieved on each of the four technology projects that were underway as of the acquisition. In general, the Company believes that these research and development projects are on track with management's plans at the time the acquisition occurred. Through

June 30, 1999, no significant adjustments have been made in the economic assumptions or expectations that underlie the Company's acquisition decision and related purchase accounting. All four in-process research and development projects are active, and the Company is advancing the technology at a rate consistent with originally projected completion dates. Specifically, the SNP Analysis Project, Recognizer Project and Gene Chip / Gene Expression Database Development Project are substantially complete and the Biorepository Project is expected to be substantially complete during 1999. Because these technologies are interrelated with respect to the development of genomic database and pharmacogenomic products, the Company does not expect to derive any significant economic benefits from them until late 1999.

        Remaining development efforts for the projects which are still incomplete are highly complex and include the development and validation of the necessary biochemistry, molecular biology and bioinformatic tools and information, as well as small-scale deployment and commercial introduction. Funding for such projects has been and is expected to continue from existing cash balances. The Company estimates the costs to complete the remaining projects at approximately $443,000 for the remainder of 1999. Total costs to complete the projects from the date of acquisition are estimated to be approximately $3.3 million.

        Although the Company has substantially completed three of the projects and intends to complete the development of the remaining project and in-process technologies and although, management believes in the likelihood of their feasibility, there can be no assurance that such remaining project or in-process technologies will be completed successfully, or that any of the in-process technologies will achieve commercial success. If, at a later date, the Company decides to no longer pursue one or all of these technologies, decides to indefinitely postpone the research effort related to one or all of the technologies, or determines that the discounted expected cash flows will no longer meet projections, it will disclose that fact to investors--explaining why it will not pursue commercialization or why the research has been postponed (and when the research is expected to resume) and how much of the purchase price the technologies (or projects) represent. If these technologies are not successfully developed or commercially successful, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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

RESULTS OF OPERATIONS

        Three Months and Six Months Ended June 30, 1999 and 1998

        Revenues increased to $5.2 million and $9.3 million for the three and six months ended June 30, 1999, respectively, from $3.7 million and $5.9 million for the same periods in 1998. The increase in revenues was the result of the addition of new customers and expansion of prior customer relationships. Of the revenues from major collaborators for the three months ended June 30, 1999, thirty-eight percent

(38%) was received from Japan Tobacco; twenty-one percent (21%) was received from Procter & Gamble; twelve percent (12%) was received from Organon; and eleven percent (11%) was received from AgrEvo. In addition, the Company received 8% of its revenue under a one-time evaluation agreement. Revenue percentages by major collaborator for the six months ended June 30, 1999 were comparable to those of the three month period ended June 30, 1999. Revenues received from other sources were not material.

        Research and development expenses increased to $7.5 million and $14.5 million for the three and six months ended June 30, 1999, respectively, from $3.9 million and $7.1 million for the same periods in 1998. The increase in research and development expenses for the three and six months ended June 30, 1999 as compared to the same periods in 1998 was primarily attributable to approximate increases of: (i) fifty percent (50%) in research agreement expenses, (ii) twenty percent (20%) in personnel expenses, (iii) ten percent (10%) in laboratory supplies, and (iv) ten percent (10%) in depreciation expense. The increase in research and development expenses primarily relates to the Company's efforts in building its GeneExpress databases which started in 1999, expansion of its target discovery and bioinformatics businesses to accommodate new and expanded collaborations, and further development of its Flow-thru Chip(TM) program. The Company expects research and development expenses to increase as the Company expands its GeneExpress databases, maintains new and expanding target discovery collaborations, and further develops the Flow-thru Chip.

        General and administrative expenses increased to $2.0 million and $3.8 million for the three and six months ended June 30, 1999, respectively, from $1.7 million and $3.3 million for the same periods in 1998. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. For the three and six months ended June 30, 1999 as compared to the same periods in 1998, the increase in general and administrative expenses was primarily attributable to the Company's expansion of its business development efforts through increased staffing and other general costs necessary to support the expansion of the Company's operations. The Company expects that general and administrative expenses will increase as the Company expands its product line and business development and marketing efforts.

        Amortization of goodwill was $381,000 and $762,000 for the three and six months ended June 30, 1999, respectively, as a result of the acquisition of Oncormed in September 1998.

        Net interest income decreased to $224,000 and $463,000 for the three and six months ended June 30, 1999, respectively, from $491,000 and $1.1 million for the same periods in 1998 primarily due to the smaller cash and investment balance on hand as a result of funding the Company's operating losses through June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through June 30, 1999, the Company financed its operations through the sale of equity securities, payments under collaborative agreements and equipment and tenant improvement financing. In connection with its collaboration with Procter & Gamble, the Company holds a promissory note of $500,000 that is due in December 1999. The Company has also obtained $471,000 of capital lease financing and $6.3 million under equipment and tenant improvement loans. As of June 30, 1999, the Company had approximately $20.5 million in cash and marketable securities, compared to $31.0 million as of December 31, 1998.

        In connection with the acquisition of Oncormed, the Company acquired in-process research and development, which is comprised of several technology projects. The Company expects to spend approximately $3.3 million in total to develop commercially viable products using such technologies and to begin to generate revenues from them. Costs to complete the development of these remaining technologies are estimated to be $443,000 for the remainder of 1999. Funding for such efforts has been and is expected to continue from existing cash balances. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

        In connection with the acquisition of Oncormed, the Company recorded a restructuring liability of approximately $1.6 million. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs. At June 30, 1999, approximately $2,000 and $50,000 of the restructuring charge remained unpaid relating to involuntary employment and contract terminations, respectively. Management anticipates the restructuring activities as a result of the acquisition will be substantially completed in 1999.

        Net cash used in operating activities was $8.1 million for the six months ended June 30, 1999 compared to $5.0 million for the six months ended June 30, 1998. The Company has primarily used cash during 1999 and 1998 to fund the Company's operating losses in addition to expenditures relating to intangibles and other assets.

        During the six months ended June 30, 1999 and 1998, the Company had expenditures relating to intangibles and other assets of approximately $303,000 and $312,000, respectively. These expenditures were primarily for patent costs and license fees. The Company amortizes such patent costs to research and development expense over the useful life of the underlying patent upon its issuance. License fees are amortized to research and development expense over periods of approximately one to seventeen years. These expenditures are necessary and are expected to increase to protect the Company's intellectual property and to secure rights to current technology.

        The Company's investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted of capital expenditures, which totaled $1.5 million and $4.9 million for the six months ended June 30, 1999 and 1998, respectively, and the issuance of promissory notes to three officers of the Company totaling $750,000 during the six months ended June 30, 1999. The decrease in capital expenditures from year to year was primarily due to the funding of tenant improvements and furniture purchases in the first quarter of 1998 relating to the completion of the Company's new office and research laboratory facility. The Company expects to have additional capital expenditures in 1999 as it expands its facility requirements and acquires laboratory and computer equipment to support expanding research and development activities. The Company's capital expenditures in 1999 are expected to be less than those in 1998.

        Net cash used in financing activities was $116,000 for the six months ended June 30, 1999 compared to net cash provided by financing activities of $3.4 million in the six months ended June 30, 1998. During June 1999, the Company obtained $425,000 to finance tenant improvements compared to $3.6 million of equipment financing received during the same period of 1998. The cash obtained to finance tenant improvements in 1999 was offset by repayments under equipment loans and a capital lease obligation.

        In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. Under the loan agreement, the Company may borrow up to $5.0 million through June 1999. At June 30, 1999, the Company had borrowed approximately $4.8 million. The Company expects to extend the borrowing period and increase the borrowing amount under the loan agreement or obtain financing from additional sources in 1999.

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

        The Company believes that existing cash and marketable securities and anticipated cash flow from its current collaborations will be sufficient to support the Company's operations at least through the middle of the year 2000. The estimate for the period for which the Company expects its available cash balances and estimated cash flow from its current collaborations to be sufficient to meet its capital requirements is a forward-looking statement that involves risks and uncertainties. The Company's actual future capital requirements and the adequacy of its available funds will depend on many factors, including progress of its discovery programs, the number and breadth of these programs, the ability of the Company to establish and maintain additional collaboration and licensing arrangements, the commercial success of the in-process technologies acquired in the acquisition of Oncormed and the progress of the development and commercialization efforts of the Company's collaborative partners. These factors also include the level of the Company's activities relating to its independent discovery programs and to the development and commercialization rights it retains in its collaboration arrangements, competing technological and market developments, the costs associated with obtaining access to tissue samples and related information and the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights. The Company expects that it will require significant additional financing in the future, which it may seek to raise through public or private equity offerings, debt financing or additional collaboration and licensing arrangements. No assurance can be given that additional financing or collaboration and licensing arrangements will be available when needed, if at all, or that, if available, will be obtained on terms favorable to the Company and its stockholders. To the extent that the Company raises additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, the Company may be required to curtail significantly one or more of its research and development programs or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, discoveries or potential products, or to grant licenses on terms that are not favorable to the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available, the Company's business would be adversely affected.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the quarter ended June 30, 1999, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

        On June 3, 1999, the Company sold 25,437 shares of the Company's common stock to Oxford Bioscience Partners L.P. ("Oxford") and 7,057 shares to Oxford Bioscience Partners (Bermuda) Limited Partnership ("Oxford Bermuda") pursuant to their exercise of warrants dated August 31, 1995, at a purchase price of $1.60 per share. The sale and issuance of the securities to Oxford and Oxford Bermuda were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on June 8, 1999 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected two directors to the Company's Board of Directors and approved the proposals as more fully described below.

        At the Annual Meeting, 16,778,495 shares out of a total of 19,738,358 shares of Common Stock outstanding at the record date were represented in person or by proxy.

        The proposals considered at the Annual Meeting were voted on as follows:

1.      Election of Directors

        Proposal to elect two directors to hold office until the 2002 Annual Meeting of Stockholders or his earlier resignation or removal.

        Nominee                            Votes For           Votes Withheld
        -------                            ---------           --------------
        Jeffrey D. Sollender               16,508,191             270,304
        Alan G. Walton, Ph.D., D.Sc.       16,650,113             128,382

        The following individuals' term of office as a director continue after the meeting: Charles L. Dimmler III, G. Anthony Gorry, Ph.D., Jules Blake, Ph.D. and Michael J. Brennan, M.D., Ph.D.

2.      Approve the Company's 1997 Equity Incentive Plan, as Amended

        Proposal to approve the Company's 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares. The proposal was approved by a vote of 11,841,917 shares in favor and 1,362,792 shares against.

3. Approve the Company's 1997 Non-Employee Directors' Stock Option Plan, as Amended

        Proposal to approve the Company's 1997 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares and to increase the number of shares underlying the options which are automatically granted each year to each non-employee director by 7,500 shares. The proposal was approved by a vote of 11,959,154 shares in favor and 1,245,555 shares against.

4.      Appointment of Independent Auditors

        Proposal to ratify the selection of Arthur Andersen LLP as independent auditors of the Company for its fiscal year ending December 31, 1999. Proposal was approved by a vote of 16,730,639 shares in favor and 47,856 shares against.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)     EXHIBITS:

               *10.45        Amended and Restated Employment Agreement, dated
                             April 1, 1999, between the Registrant and Douglas
                             Dolginow.

               *10.51        Promissory Note, dated April 14, 1999, between the
                             Registrant and Michael J. Brennan.

               *10.52        Promissory Note, dated April 14, 1999, between the
                             Registrant and Mark D. Gessler.

               *10.53        Promissory Note, dated April 8, 1999, between the
                             Registrant and Douglas Dolginow.

               *10.54 Pledge and Security Agreement, dated April 8, 1999, between the Registrant and Douglas Dolginow.

               11.1 Statement regarding computation of net loss per share

               27.1          Financial Data Schedule

              * Indicates management compensatory plan, contract or arrangement.

        B)     REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENE LOGIC INC.


Date:   August 13, 1999                 By: /s/ Michael J. Brennan, M.D., Ph.D.
                                            ------------------------------------
                                            Michael J. Brennan, M.D., Ph.D.
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


Date:   August 13, 1999                 By: /s/ Mark D. Gessler
                                            ------------------------------------
                                            Mark D. Gessler
                                            President, Chief Operating Officer,
                                            Chief Financial Officer and
                                            Secretary (Principal Financial and
                                            Accounting Officer)