Form 10-Q
period 1999-09-30
GENE LOGIC INC
filed 1999-11-15
CIK 1043914

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


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

          ------------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: : YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 19,912,425 as of October 31, 1999.

--------------------------------------------------------------------------------

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 1999 and December 31, 1998..................3
Consolidated Statements of Operations for the Three and Nine Months Ended
                  September 30, 1999 and 1998............................................4
Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1999 and 1998............................................5
Notes to Consolidated Financial Statements...............................................6

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations.................................9

Item 3. Quantitative and Qualitative Disclosure About Market Risk ......................15


PART II        OTHER INFORMATION

Item 1. Legal Proceedings...............................................................15

Item 2. Changes in Securities and Use of Proceeds.......................................16

Item 3. Defaults Upon Senior Securities.................................................16

Item 4. Submission of Matters to a Vote of Security Holders.............................16

Item 5. Other Information...............................................................16

Item 6. Exhibits and Reports on Form 8-K................................................16

Signatures .............................................................................17



PART I         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     1999              1998
                                                                                --------------    --------------
                                                                                 (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents ................................................. $   4,400        $   16,191
     Marketable securities available-for-sale...................................    12,192            14,791
     Due from collaborators.....................................................     3,502             3,779
     Prepaid expenses...........................................................     1,910               842
     Notes receivable from employees............................................        41                 -
     Other current assets.......................................................       825               875
                                                                                 ------------     -------------
                  Total Current Assets..........................................    22,870            36,478
Property and Equipment, net ....................................................    10,796            10,189
Notes Receivable from Employees.................................................       727                 -
Goodwill, net...................................................................     6,104             7,249
Intangible and Other Assets, net ...............................................     2,477             1,650
                                                                                 ------------     -------------
                  Total Assets ................................................. $  42,974        $   55,566
                                                                                 ============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
     Accounts payable .......................................................... $   2,937        $    2,123
     Accrued expenses...........................................................     2,117             2,963
     Accrued restructuring......................................................         -               184
     Current portion of capital lease obligation................................       132               124
     Current portion of long-term debt..........................................     1,307             1,292
     Deferred revenue...........................................................     4,638             3,219
                                                                                 ------------     -------------
                  Total Current Liabilities.....................................    11,131             9,905
Long-Term Debt..................................................................     3,207             3,789
Other Noncurrent Liabilities....................................................       549               584
                                                                                 ------------     -------------
                  Total Liabilities.............................................    14,887            14,278
                                                                                 ------------     -------------
Commitments and Contingencies
Stockholders' Equity:
     Common Stock, $.01 par value; 60,000,000 shares authorized;
      19,905,994 and 19,651,756 shares issued and outstanding as of
      September 30, 1999 and December 31, 1998, respectively....................       199               197
     Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 1999 and December 31,
      1998......................................................................         -                 -
     Additional paid-in capital ................................................   103,140           102,670
     Deferred compensation on stock options, net ...............................    (2,934)           (3,986)
     Accumulated other comprehensive loss ......................................       (49)              (46)
     Accumulated deficit .......................................................   (72,269)          (57,547)
                                                                                 ------------     -------------
                  Total Stockholders' Equity....................................    28,087            41,288
                                                                                 ------------     -------------
                  Total Liabilities and Stockholders' Equity.................... $  42,974        $   55,566
                                                                                 ============     =============




                            See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 ----------------------------     ------------------------------
                                                                     1999           1998              1999             1998
                                                                 -----------    -----------       ------------      ----------

Revenues........................................................ $    4,223     $    2,743        $    13,502       $   8,618
Expenses:
   Research and development.....................................      7,020          4,090             21,506          11,234
   General and administrative...................................      2,335          1,673              6,094           4,991
   Amortization of goodwill.....................................        381              -              1,143               -
   Acquired in-process research and development.................          -         35,196                  -          35,196
                                                                 -----------    -----------       ------------      ----------
               Total expenses...................................      9,736         40,959             28,743          51,421
                                                                 -----------    -----------       ------------      ----------
               Loss from operations.............................     (5,513)       (38,216)           (15,241)        (42,803)
Interest income, net............................................        126            428                589           1,527
Other income (expense)..........................................          -              -                 30             (80)
                                                                 -----------    -----------       ------------      ----------
               Loss before income tax expense...................     (5,387)       (37,788)           (14,622)        (41,356)
Income tax expense..............................................          -              -                100               -
                                                                 -----------    -----------       ------------      ----------
               Net loss......................................... $   (5,387)    $  (37,788)        $  (14,722)      $ (41,356)
                                                                 ===========    ===========       ============      ==========
Basic and Diluted Net Loss Per Common Share..................... $    (0.27)    $    (2.54)        $    (0.74)      $   (2.88)
                                                                 ===========    ===========       ============      ==========
Shares Used In Computing Basic and Diluted Net Loss
         Per Common Share........................................    19,887         14,906             19,799          14,345
                                                                 ===========    ===========       ============      ==========


                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                          1999                1998
                                                                                    --------------      --------------
   Cash Flows From Operating Activities:
   Net loss.......................................................................  $     (14,722)      $     (41,356)
   Adjustments to reconcile net loss to net cash flows from operating activities:
           Depreciation and amortization .........................................          2,343               1,141
           Amortization of goodwill...............................................          1,143                   -
           Amortization of deferred compensation .................................          1,148               1,203
           Acquired in-process research and development ..........................              -              35,196
           Loss on disposal of property and equipment.............................              -                  81
   Changes in operating assets and liabilities (net of effects of acquisition):
           Due from collaborators.................................................            277              (1,433)
           Prepaid expenses.......................................................         (1,068)                (69)
           Other current assets...................................................             50                (224)
           Intangibles and other assets...........................................           (937)               (523)
           Accounts payable ......................................................            814                 703
           Accrued expenses.......................................................           (846)                318
           Accrued restructuring .................................................           (184)                  -
           Deferred revenue ......................................................          1,419              (2,815)
           Other noncurrent liabilities...........................................             65                  89
                                                                                    --------------      --------------
                    Net Cash Flows From Operating Activities .....................        (10,498)             (7,689)
                                                                                    --------------      --------------
   Cash Flows From Investing Activities:
           Purchases of property and equipment ...................................         (2,838)             (5,582)
           Increase in notes receivable from employees............................           (768)                  -
           Payment of acquisition costs, net of cash acquired.....................              -                (755)
           Pre-acquisition advances to Oncormed...................................              -              (1,843)
           Proceeds from sale and maturity of marketable securities
               available-for-sale ................................................          2,596                   -
           Purchase of marketable securities available-for-sale...................              -             (10,470)
                                                                                    --------------      --------------
                    Net Cash Flows From Investing Activities......................         (1,010)            (18,650)
                                                                                    --------------      --------------
   Cash Flows From Financing Activities:
           Proceeds from issuance of common stock.................................            376                 340
           Proceeds from equipment loans..........................................              -               4,284
           Proceeds from note payable.............................................            425                   -
           Repayments of financing agreement......................................            (98)               (136)
           Repayments of capital lease obligation,
                 equipment loans and note payable.................................           (986)               (526)
                                                                                    --------------      --------------
                    Net Cash Flows From Financing Activities......................           (283)              3,962
                                                                                    --------------      --------------
   Net Decrease in Cash and Cash Equivalents......................................        (11,791)            (22,377)
   Cash and Cash Equivalents, beginning of period.................................         16,191              46,522
                                                                                    --------------      --------------
   Cash and Cash Equivalents, end of period.......................................  $       4,400       $      24,145
                                                                                    ==============      ==============
   Supplemental Disclosure:
           Interest expense paid..................................................  $         311       $         117
                                                                                    ==============      ==============
   Non-Cash Transactions:
           Issuance of Common Stock in Acquisition ...............................  $           -       $      38,217
                                                                                    ==============      ==============




                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 1999, consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is the total net income(loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. The Company's other comprehensive gain (loss) includes unrealized holding gains(losses) from marketable securities available-for-sale for the three and nine months ended September 30, 1999 and 1998 as follows:


                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                         ----------------------------   ---------------------------
                                                             1999             1998          1999              1998
                                                         ------------   -------------   ------------   ------------
                                                                 (in thousands)                (in thousands)
Net loss ..............................................  $  (5,387)      $  (37,788)    $ (14,722)      $   (41,356)
Other comprehensive loss, net of tax:
     Unrealized gains(losses) on marketable securities.         51                2            (3)              (10)
     Less - Reclassification adjustment for losses ....          -                -             -                 2
                                                         ------------    -------------  -----------     --------------
         Total other comprehensive gain(loss) .........         51                2            (3)               (8)
                                                         ------------    -------------  -----------     --------------
Comprehensive loss ....................................  $  (5,336)      $  (37,786)    $ (14,725)      $   (41,364)
                                                         ============    =============  ===========     ==============


Goodwill

     Goodwill, from the acquisition of Oncormed, Inc. ("Oncormed") in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $381,000 and $1.1 million for the three and nine months ended September 30, 1999, respectively. Accumulated amortization of goodwill was $1.5 million at September 30, 1999.

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

Software Development Costs

     In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company has capitalized certain software development costs incurred in developing certain products once technological feasibility of the products was demonstrated. The Company recorded capitalized software costs of $517,000 for the three and nine months ended September 30, 1999. The Company will begin amortization of such costs when the products are available for general release to customers, which is expected to occur in the fourth quarter of 1999.

NOTE 2.  ACCRUED RESTRUCTURING

     In connection with the acquisition of Oncormed, the Company recorded a restructuring liability of approximately $1.6 million. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs. This liability was included in the purchase price allocation performed in connection with the acquisition. The restructuring activities as a result of the acquisition were substantially completed in the third quarter of 1999.

     The following table details the major components of the restructuring liability relating to the Oncormed acquisition:


                                                                                           CONTRACT
                                                                                         TERMINATION
                                                                      PERSONNEL             COSTS                TOTAL
                                                                  ---------------  ----------------------   ----------------
                                                                                        (in thousands)
       Restructuring liability.................................   $        373      $       1,224           $     1,597
       1998 activity ..........................................           (239)            (1,174)               (1,413)
                                                                  ---------------  ----------------------   ----------------
       Balance at December 31, 1998............................            134                 50                   184
       Activity through September 30, 1999.....................           (134)               (50)                 (184)
                                                                  ---------------  ----------------------   ----------------
       Balance at September 30, 1999...........................   $          -      $           -           $         -
                                                                  ===============  ======================   ================


NOTE 3.  SEGMENT INFORMATION

     At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" that establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about products, services, geographic areas and major customers. The Company's operations are treated as one operating segment--genomic information products, software and research services--as the Company only reports loss information on an aggregate basis to chief operating decision makers of the Company.

     The following is a breakdown of revenue by major collaborators exceeding ten percent (10%) of such revenues and by geographic areas:


                                                   MAJOR COLLABORATORS                GEOGRAPHIC AREA
                                               --------------------------       ---------------------------
                                                 A       B      C     D          JAPAN      EUROPE     US
                                               -----  -----   ----   ----       --------  ---------   -----
   For the three months ended:
    September 30, 1999.......................    48%    26%     -     13%           48%         13%     26%
    September 30, 1998.......................    34%    18%     36%   11%           34%         47%     18%

   For the nine months ended:
    September 30, 1999........................   41%    24%     11%   13%           41%         24%     24%
    September 30, 1998........................   36%    17%     26%   21%           36%         47%     17%


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

OVERVIEW

     The Company was incorporated in September 1994 and has devoted substantially all of its resources to the development of its genomics technologies, bioinformatics systems and database products for use in pharmaceutical, diagnostic and agricultural product research and development. The Company has collaborations with the American Home Products Corp.'s Wyeth-Ayerst Research unit, Hoechst Schering AgrEvo GmbH, Japan Tobacco Inc., Merck & Company Inc., NV Organon, a pharmaceutical unit of Akzo Nobel NV, Procter & Gamble Pharmaceuticals, Rhone-Poulenc Rorer Inc., Schering-Plough Corp., SmithKline Beecham PLC and UCB Research Inc., a division of UCB Pharma.

     These agreements provide the Company with various combinations of recurring technology and database access fees, research funding and fees for pharmacogenomic services, certain additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from the collaborations, and nonrefundable upfront payments. Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned which is ordinarily when the work is performed or costs are incurred. Revenues from pharmacogenomic services are recognized upon completion of the services. Milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue upon execution of the agreements. The loss of revenues from any individual material collaboration agreement, if terminated, could have a material adverse effect on the Company's business, financial condition and results of operations.

     In an effort to address the growing needs of research and development in the pharmaceutical industry, the Company is investing significant resources in building its GeneExpress(TM) databases. These databases will contain expression information from a wide variety of tissues from healthy, diseased and drug-treated patients and from experimental animals. The initial GeneExpress database will incorporate data obtained from GeneChip(R) probe arrays under an agreement with Affymetrix. The Company commenced marketing the GeneExpress databases to pharmaceutical companies and expects to receive subscription fees from such database users in late 1999.

     Gene Logic's future profitability will depend in part on the successful establishment of collaborations which include various combinations of genomic databases, bioinformatics software and genomics technology and the successful commercialization of its GeneExpress databases. Payments through collaborations and subscriptions to the GeneExpress databases are expected to be the Company's primary sources of revenue for the foreseeable future. Significant royalties or other revenues from commercial sales of products developed from any therapeutic, diagnostic or agricultural product identified using the Company's technologies are not expected for several years, if at all. Through September 30, 1999, royalties or other revenues from commercial sales of products paid to Gene Logic were immaterial. Revenues under collaborations may be subject to significant fluctuation in both timing and amount, and, therefore, the Company's results of operations for any period may not be comparable to the results of operations for any other period. Furthermore, the generation of significant revenues and profitability will depend upon the Company's ability to enter into additional collaborations and successfully commercialize its GeneExpress databases. There can be no assurance that the Company will enter into additional collaborations on acceptable terms, if at all, or that current or future collaborations will be successful, or that the Company will be able to successfully commercialize its GeneExpress databases.

     The Company has incurred operating losses in each year since its inception. At September 30, 1999, excluding the $35.2 million non-recurring charge incurred in connection with the acquisition of Oncormed, the Company had accumulated operating losses of approximately $37.1 million. The Company's losses have resulted principally from costs incurred in research and development and from general and administrative costs associated with the Company's operations, in addition to the charge incurred in connection with the acquisition of Oncormed. These costs have exceeded the Company's revenues which, to date, have been generated principally from collaborations. The Company expects to incur additional operating losses for the foreseeable future, primarily as a result of increases in its expenses for research and development.

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

     At September 30, 1999, additional progress had been achieved on each of the four technology projects that were underway as of the acquisition. In general, the Company believes these research and development projects are on track with management's plans at the time the acquisition occurred. Through September 30, 1999, no significant adjustments have been made in the economic assumptions or expectations that underlie the Company's acquisition decision and related purchase accounting. All four in-process research and development projects are active, and the Company is advancing the technology at a rate consistent with originally projected completion dates. Specifically, the SNP Analysis Project, Recognizer Project and Gene Chip / Gene Expression Database Development Project are substantially complete and the Biorepository Project is expected to be substantially complete by the end of 1999. Because these technologies are interrelated with respect to the development of genomic database and pharmacogenomic products, the Company does not expect to derive any significant economic benefits from them until 2000.

     Remaining development efforts for the projects which are still incomplete are highly complex and include the development and validation of the necessary biochemistry, molecular biology and bioinformatic tools and information, as well as small-scale deployment and commercial introduction. Funding for such projects has been, and is expected to continue, from existing cash balances. The Company estimates the costs to complete the remaining projects at approximately $111,000 for the remainder of 1999. Total costs to complete the projects from the date of acquisition are estimated to be approximately $3.3 million.

     Although the Company has substantially completed three of the projects and intends to complete the development of the remaining project and in-process technologies, and although management believes in the likelihood of their feasibility, there can be no assurance that such remaining project or in-process technologies will be completed successfully, or that any of the in-process technologies will achieve commercial success. If, at a later date, the Company decides to no longer pursue one or all of these technologies, decides to indefinitely postpone the research effort related to one or all of the technologies, or determines that the discounted expected cash flows will no longer meet projections in the aggregate, it will disclose that fact to investors--explaining why it will not pursue commercialization or why the research has been postponed (and when the research is expected to resume) and how much of the purchase price the technologies (or projects) represent. If these technologies are not successfully developed or commercially successful, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

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

RESULTS OF OPERATIONS

     Three Months and Nine Months Ended September 30, 1999 and 1998

     Revenues increased to $4.2 million and $13.5 million for the three and nine months ended September 30, 1999, respectively, from $2.7 million and $8.6 million for the same periods in 1998. The increase in revenues was the result of the expansion of the Company's collaborations with Japan Tobacco and Procter & Gamble in late 1998, offset partially by the timing of revenue recognized under other existing collaborations.

     Research and development expenses increased to $7.0 million and $21.5 million for the three and nine months ended September 30, 1999, respectively, from $4.1 million and $11.2 million for the same periods in 1998. The increase of $2.9 million for the three months ended September 30, 1999 as compared to the same period in 1998 was primarily attributable to approximate increases of $900,000 in research agreement expenses and $800,000 in laboratory supplies. The increase of $10.3 million for the nine months ended September 30, 1999 as compared to the same period in 1998 was primarily attributable to approximate increases of $4.2 million in research agreement expenses, $2.2 million in personnel expenses, and $1.8 million in laboratory supplies. Both of these increases primarily relate to the Company's efforts in building its GeneExpress databases which started in 1999, expansion of its target discovery and bioinformatics businesses to accommodate new and expanded collaborations, and further development of its Flow-thru Chip(TM) program. The Company expects research and development expenses to increase as the Company expands its GeneExpress databases, maintains new and expanding target discovery collaborations, and further develops the Flow-thru Chip.

     General and administrative expenses increased to $2.3 million and $6.1 million for the three and nine months ended September 30, 1999, respectively, from $1.7 million and $5.0 million for the same periods in 1998. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. For the three and nine months ended September 30, 1999 as compared to the same periods in 1998, the increases of $662,000 and $1.1 million, respectively, were primarily attributable to approximate increases of $200,000 and $800,000, respectively, in personnel expenses and $300,000 for both periods in professional fees. These increases primarily relate to the Company's expansion of its business development efforts, marketing costs of new products, and other general costs necessary to support the expansion of the Company's operations. The Company expects that general and administrative expenses will increase as the Company expands its product lines and its sales and marketing efforts.

     Amortization of goodwill was $381,000 and $1.1 million for the three and nine months ended September 30, 1999, respectively, as a result of the acquisition of Oncormed in September 1998.

     Acquired in-process research and development was $35.2 million for the three and nine months ended September 30, 1998, respectively, as a result of the non-recurring charge for the acquisition of Oncormed in September 1998.

     Net interest income decreased to $126,000 and $589,000 for the three and nine months ended September 30, 1999, respectively, from $428,000 and $1.5 million for the same periods in 1998 primarily due to smaller cash and investment balances as a result of funding the Company's operating losses through September 30, 1999 and additional interest expense paid on equipment loans.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 1999, the Company financed its operations through the sale of equity securities, payments under collaborative agreements, and equipment and tenant improvement financing. In connection with its collaboration with Procter & Gamble, the Company holds a promissory note of $500,000 that is due in December 1999. The Company has also obtained $471,000 of capital lease financing and $6.3 million under equipment and tenant improvement loans. As of September 30, 1999, the Company had approximately $16.6 million in cash and marketable securities, compared to $31.0 million as of December 31, 1998.

     In connection with the acquisition of Oncormed, the Company acquired in-process research and development, which is comprised of several technology projects. The Company expects to spend approximately $3.3 million in total to develop commercially viable products using such technologies and to begin to generate revenues from them. Costs to complete the development of these remaining technologies are estimated to be $111,000 for the remainder of 1999. Funding for such efforts has been, and is expected to continue, from existing cash balances. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

     In connection with the acquisition of Oncormed, the Company recorded a restructuring liability of approximately $1.6 million. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs. During the three months ending September 30, 1999, the Company substantially completed its restructuring activities.

     Net cash used in operating activities was $10.5 million for the nine months ended September 30, 1999 compared to $7.7 million for the nine months ended September 30, 1998. The Company has primarily used cash during 1999 and 1998 to fund the Company's operating losses in addition to expenditures relating to intangibles and other assets.

     During the nine months ended September 30, 1999 and 1998, the Company had expenditures relating to intangibles and other assets of approximately $937,000 and $523,000, respectively. These expenditures were primarily for patent costs and license fees. The Company amortizes such patent costs to research and development expense over the useful life of the underlying patent upon its issuance. License fees are amortized to research and development expense over periods of approximately one to seventeen years. These expenditures are necessary and are expected to increase as a result of continuing efforts to protect the Company's intellectual property and to secure rights to current technology.

     The Company's investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted of capital expenditures, which totaled $2.8 million and $5.6 million for the nine months ended September 30, 1999 and 1998, respectively, and the issuance of promissory notes to three officers of the Company totaling $750,000 during the nine months ended September 30, 1999. The decrease in capital expenditures from year to year was primarily due to the funding of tenant improvements and furniture purchases in the first quarter of 1998 relating to the completion of the Company's new facility. The Company expects to have additional capital expenditures in the fourth quarter of 1999 as it expands its facility requirements and acquires laboratory and computer equipment to support expanding research and development activities. The Company's capital expenditures in 1999 are expected to be less than those in 1998.

     Net cash used in financing activities was $283,000 for the nine months ended September 30, 1999 compared to net cash provided by financing activities of $4.0 million in the nine months ended September 30, 1998. During the nine months ended September 30, 1999, the Company obtained $425,000 to finance tenant improvements compared to $4.3 million of equipment financing received during the same period in 1998. The cash obtained in these periods was offset by increased repayments under equipment loans and a capital lease obligation during 1999.

     In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. Under the loan agreement, the Company may borrow up to $5.0 million through June 1999. At September 30, 1999, the Company had borrowed approximately $4.8 million. The Company expects to extend the borrowing period and increase the borrowing amount under the loan agreement or obtain similar financing from additional sources during the fourth quarter of 1999.

     In January 1999, the Company entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix will supply its GeneChip probe arrays to the Company for the development of gene expression databases. Under the terms of the agreement, the Company will pay Affymetrix subscription fees for access to the probe arrays, purchase the probe arrays and related instrumentation and software, and pay royalties to Affymetrix on revenues generated from certain database subscriptions fees. The Company's commitments under other research and license agreements do not represent a significant expenditure in relation to the Company's total research and development expense.

     In September 1999, the Company renegotiated certain elements of its existing Genomic Database Collaboration and License Agreement with N.V. Organon. As amended, the agreement permits Organon to terminate the collaboration on February 27, 2000 upon payment of a specified amount to the Company. In the event that Organon elects early termination at that time, the Company would purchase rights to data valuable for its GeneExpress databases.

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

     The Company has implemented a program designed to address Year 2000 problems. A cross-functional Year 2000 project team has performed a comprehensive review of internal computer systems, electronic devices and software, and identified material third parties which the Company relies upon for its operations.

     In October 1999, the Company substantially completed its compliance audits and Year 2000 validation testing on its internal computer systems, electronic devices and software, noting that systems critical to the Company's business that were not Year 2000 compliant have been, or are in the process of being, replaced or corrected as identified through programming modifications and/or software upgrades.

     The Company has also evaluated the status of Year 2000 compliance of third parties with whom the Company has material relationships through Year 2000 surveys and review of public documents and third-party web sites. As a result, the Company has determined that the majority of such third parties represent being compliant with regards to Year 2000 while the remainder are still in the process of becoming Year 2000 compliant. The Company will continue to monitor their progress.

     The Company expects to complete its Year 2000 efforts in the fourth quarter of 1999. As the Company completes its overall assessments of its Year 2000 requirements, it will develop and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, the effects of Year 2000 noncompliance on the Company's operations. The preceding discussion, including the estimated timing of completion of these efforts, includes forward-looking statements that involve risk and uncertainties, including the risk that such efforts will not adequately address such Year 2000 problems, the risk that third-party assurances regarding Year 2000 compliance are inaccurate or incomplete, and the risk that the Company will not be able to successfully implement its contingency plans in a timely manner. If any of these circumstances occur, the Company's business will be adversely affected.

     External and internal costs specifically associated with modifying internal software for Year 2000 compliance are expensed as incurred. To date, costs have not been material and are not expected to be material in the future. Such costs do not include normal system upgrades and replacements. Based on the Company's current plans and efforts to date, the Company believes that changes mandated by the Year 2000 issues will not cause any material adverse effects on the Company's business, financial condition and results of operations. There is no guarantee, however, that all problems will be foreseen and corrected, or that no material disruption of the Company's business will occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not hold any financial instruments subject to significant market risk.

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 19, 1999 a lawsuit was filed in the Circuit Court of Cook County, Illinois against Oncormed, Inc. and Gene Logic Inc. alleging that Oncormed was negligent in determining and reporting laboratory test results of a genetic test conducted by Oncormed.

Oncormed sold its testing business to a third-party company prior to its acquisition by Gene Logic. The Company is not engaged in any type of genetic testing, nor has it plans to enter such markets. The Company maintains the usual and customary protection against such claims and does not believe this action will have a material adverse impact on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         A)    EXHIBITS:

               *10.55       Executive Severance Plan, adopted March 19, 1999

               ++++10.56    First Amendment to Genomic Database Collaboration
                            and License Agreement, executed September 1999, between Registrant and N.V. Organon

               ++++10.57    Letter Agreement, dated September 28, 1999, between
                            Registrant and Japan Tobacco, Inc.

               11.1 Statement regarding computation of net loss per share

               27.1         Financial Data Schedule

               ------------------------

               * Indicates management compensatory plan, contract or arrangement.

               ++++ Confidential treatment has been requested with respect to certain portions of this exhibit.
                            Omitted portions have been filed separately with the Securities and Exchange Commission.

         B)    REPORTS ON FORM 8-K:

               No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENE LOGIC INC.


Date:   November 15, 1999       By: /s/ Michael J. Brennan, M.D., Ph.D.
                                    --------------------------------------
                                    Michael J. Brennan, M.D., Ph.D.
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

Date:   November 15, 1999       By: /s/ Philip L. Rohrer, Jr.
                                    --------------------------------------
                                    Philip L. Rohrer, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)