Form 10-K
period 2000-03-15
GENE LOGIC INC
filed 2000-03-30
CIK 1043914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

OR

[   ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

Commission File No. 0-23317

GENE LOGIC INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 Quince Orchard Road

Gaithersburg, Maryland 20878
(Address of principal executive offices)
Registrant’s telephone number, including area code: (301) 987-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 15, 2000 was approximately $1,743,711,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 25,381,606 as of March 15, 2000.

Documents Incorporated By Reference

      Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders to be held on June 8, 2000 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

*	Excludes 1,184,397 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 15, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

ITEM 1.  BUSINESS

      This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We generally use words such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Report on Form 10-K. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties set forth below and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

      Unless the context requires otherwise, references in this Report on Form 10-K to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiary.

      READS™, GeneExpress™, BioExpress™, ToxExpress™, PharmExpress™, and Flow-thru Chip™ are our trademarks. GeneChip® is a registered trademark of Affymetrix, Inc. Trade names and trademarks of other companies appearing in this Report on Form 10-K are the property of their respective holders.

Overview

      Gene Logic, a leading provider of genomic information, is enabling the discovery and development of pharmaceutical, biotechnology and life science products through the systematic and industrialized application of genomics. We have built and are commercializing what we believe to be the world’s most comprehensive survey of gene expression in human and animal tissues. We market two types of gene expression database products to the global pharmaceutical, healthcare and life science industries: our custom databases and related software products, for which we currently have 12 customers, and our new GeneExpress reference database suite, for which we currently have three customers. Gene expression, which is the degree to which genes in a cell are switched on or off, or regulated, is information critical to understanding the functions of genes. Since genes direct all biological processes, gene expression information is increasingly recognized by leading pharmaceutical companies as a fundamental tool for all aspects of biomedical research, particularly drug discovery and development.

      Since 1997, we have developed custom gene expression databases designed for each of our customers’ internal programs and needs and targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999 we began developing our GeneExpress database suite of reference gene expression information. The GeneExpress databases contain information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with many different drugs. We completed development of the first commercial version of the GeneExpress database suite in November 1999. We currently market GeneExpress through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community and to physicians and patients. We sold our first GeneExpress subscription in December 1999.

      We generate our gene expression data in our own laboratories from tissues we collect through our biorepository network using two complementary technologies — GeneChip microarrays produced by Affymetrix and our own patented READS technology. The combination of GeneChip microarrays and READS enables us to obtain comprehensive coverage of the genes expressed in virtually all important tissue types. At the end of 1999, the GeneExpress database contained gene expression profiles on over 1,000 tissue samples representing more than 30 million gene expression data points. By the end of 2003, we expect to have complete profiles on 30,000 tissue samples representing an estimated 3 billion gene expression data points.

      We have also developed sophisticated data management software in conjunction with our database products to enable our customers to integrate our information with their own in-house data, as well as with the gene sequence and other biological information publicly available on the Internet. Our software includes powerful tools for the analysis of this information, allowing users to conduct a broad variety of electronic experiments designed to answer their specific questions about mechanisms of disease and drug action.

      The GeneExpress database suite can be used for many important research applications, such as to discover and validate novel drug targets, develop therapeutic compounds and facilitate clinical trials and patient management. Because our gene expression information is warehoused in electronic form in a relational database, we have the flexibility of repackaging the data into different versions for customers requiring varying levels of information and pricing such versions optimally. As a result, we can market the same information to many different types of customers, thereby maximizing the revenue potential of the underlying data. We believe our GeneExpress database suite will become a fundamental reference source of gene expression information for many scientists engaged in industrial and academic biological research. Because the information is distributed over the Internet, we believe we can also establish a portal that will create multiple e-commerce promotional and transactional revenue opportunities. These may include the promotion and sale of third party products, such as custom gene chips, research reagents and specialized genomic diagnostic products.

      We currently have 14 different customers for our custom databases, data management software and GeneExpress database suite include:

• Aventis	• Organon (Akzo Nobel)	• SmithKline Beecham
• Aventis CropScience	• PE Biosystems	• Therapeutic Genomics
• Fujisawa Pharmaceutical	• Pfizer	• UCB Pharma
• Japan Tobacco	• Procter & Gamble Pharmaceuticals	• Wyeth-Ayerst Laboratories
• Merck & Co.	• Schering-Plough Research Institute	(American Home Products)

      These customers provide us with various combinations of subscription, technology and database access fees, research fees, upfront payments, research and product development milestone payments, and royalty payments that could enable us to receive a portion of our customers’ revenues from sales of any products that result from use of our technology or proprietary database information.

      We have completed over 12,000 expression profiles in a wide variety of tissues and identified over 2,700 genes involved in the onset and progression of heart failure, kidney disease, infertility, psychiatric disorders and other major illnesses and over 2,100 genes that predict drug toxicity and agricultural crop characteristics. We are seeking patent protection for the most important of these discoveries. Our customers are currently using 24 of these genes in drug discovery programs from which we would be entitled to earn milestone payments and royalties on sales of any resulting products.

The Importance of Gene Expression Information

      Diseases result when the physiological pathways that regulate the functioning of cells become abnormal or disturbed. The main components of these pathways are proteins, the synthesis of which is directed by genes within the cells. Genes translate their instructions for protein synthesis into messenger RNA, or mRNA; the amount of mRNA present in any given cell, which is termed gene expression, is thus a measure of the gene’s activity. While each cell of the human body contains all of the approximately 100,000 genes, only about 10-20% of the genes are active in any particular cell type. By analyzing which genes are expressed in a cell or tissue and to what level, it can be determined which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge can be used to help discover drug targets, screen drug leads, predict toxic effects of compounds, anticipate pharmacological responses to drug leads, and tailor clinical trials to the specific needs of subgroups within a population. By understanding the gene expression patterns of relevant tissues from patients with a disease, physicians may also be able to determine which treatments are likely to be effective for that condition and which may be ineffective or harmful.

      We believe that the GeneExpress database suite is the world’s largest reference set of gene expression information and that it enables our customers to exploit the power of gene expression information to reduce the time, risk and cost involved in their product development efforts.

Our Strategy

      Our goal is to be the world’s leading source of gene expression information. The key elements of our strategy are to:

•	Market our Database Information and Data Management System to the Global Pharmaceutical, Healthcare and Life Science Industries. We market our gene expression database products to a variety of customers that require different levels of information and support depending upon their gene expression data needs. Initially, we are marketing full-access subscriptions to our GeneExpress database suite to the global pharmaceutical industry and large biotechnology companies for use in their drug discovery, development and commercialization efforts. We also market less expensive subscriptions to versions of the GeneExpress database suite, which we call “data marts,” to smaller biotechnology companies and academic research centers for specific product development or research applications. We will also continue to develop custom gene expression databases as requested by major customers, for which we expect to earn database access fees, and may earn milestone and royalty payments as products are developed and commercialized using our data. We have built and are continually expanding our data management and storage capabilities to provide our customers with a comprehensive genomics data management system that enables them to manage their own data as well as access ours.

•	Expand Our Gene Expression Databases to Build the World’s Most Comprehensive Gene Expression Resource. We are continually expanding the breadth and depth of our gene expression information with the intent of maintaining the GeneExpress database suite as the largest and most comprehensive gene expression database in the world. At the end of 1999, the database contained gene expression profiles on over 1,000 tissue samples representing more than 30 million gene expression data points. By the end of 2003, we expect to have complete profiles on 30,000 tissue samples representing an estimated 3 billion gene expression data points. As part of this strategy, we have expanded our biorepository network to ensure a growing supply of tissue samples.

•	Enhance Functionality of Our Software to Add Further Value to Our Data Content. We introduced the first version of our GeneExpress database suite in November 1999 and plan to introduce the new version of GeneExpress, GeneExpress 2000, in the second quarter of 2000. Planned upgrades include expansion of the GeneExpress Index and enhanced data-analysis algorithms and other tools. We also expect to release additional enhancements to our GeneExpress database in the second half of 2000.

•	Include Other Types of Biological Data in Our Databases. GeneExpress 2000 will enable customers to manage DNA sequence, cDNA microarray and quantitative PCR information which is complementary to the core gene expression information we provide. Future versions will include, for example, single nucleotide polymorphism, or SNP, and protein expression profile information. Because we have designed our databases with leading-edge functionality, we believe that we will be able to readily generate and/or incorporate such data either into our existing products or into separate, specialized databases and become a source of an increasingly broad range of information.

•	Leverage Our Internet Distribution Channel to Earn Additional e-Commerce Revenues. We intend to use the Internet distribution channels established to deliver our database information to sell other products to our database subscribers. We also intend to build promotional and transactional revenue streams derived from sales of third party products to our installed customer base. We believe that if we develop a respected Internet portal for genomics and research products, we will be able to sell a number of research products to our current customers, as well as new potential customers such as physicians and patients.

Our Products

      We generate the gene expression data in our own laboratories from tissues we collect through our biorepository network using two complementary technologies — the GeneChip microarrays produced by Affymetrix Inc. and our own proprietary READS gene expression technology. The GeneChips currently provide quantitative expression levels for approximately 40,000 human genes for which either full or partial sequences are known. During 2000, we expect that this number will grow significantly as Affymetrix releases new GeneChip microarrays. Currently GeneChip microarrays are also available for 19,000 mouse and 24,000 rat genes and we use these to profile experimental animals and disease models and in toxicology studies. Our READS technology does not depend on any prior knowledge of gene sequence, is applicable to all animal types, and is extremely sensitive. We use READS to determine the expression levels of novel genes that are not represented on the GeneChip microarrays and genes that are expressed at low abundance. The combination of GeneChip microarrays and READS enables us to obtain comprehensive coverage of the genes expressed in virtually all important tissue types.

  The GeneExpress Database Suite

      The content of the GeneExpress database suite is organized into three modules:

•	The BioExpress database allows subscribers to use gene expression information to study normal physiology, elucidate the mechanisms of disease, identify disease-associated pathways and select and prioritize potential drug targets. This database represents a survey of gene expression in a broad range of normal and diseased human tissues, tissues from experimental animals and also human and animal cell lines. We are also building more in-depth profiles of samples specifically related to therapeutic areas in which the pharmaceutical industry spends the majority of its research dollars. These include central nervous system (or CNS), oncological and cardiovascular disease, diabetes, osteoporosis and inflammatory and immunological diseases.

•	The ToxExpress database contains gene expression profiles produced by drugs and other compounds associated with known classes of toxicity in the organs typically subject to such toxic effects, like the liver. These toxicity profiles can be used as references against which new drug leads can be screened to assess their toxic potentials. Screening early in the drug discovery and development process allows researchers to potentially reject compounds having unacceptable toxicity profiles before incurring the substantial expenses of traditional animal toxicology studies and clinical trial failures. We also have cases which indicate that gene expression profiling may predict human toxicity where traditional animal toxicity screening failed to reveal such effects. The database currently contains gene expression data from liver tissue from experimental animals treated in vivo at various dosages for varying time periods and primary rat and human hepatocytes treated in vitro. During 2000, we intend to expand the database to include toxicity profiles in CNS tissues, bone marrow, kidney and heart tissue.

•	The PharmExpress database is analogous to the ToxExpress database and contains gene expression profiles produced by a wide range of marketed drugs across many human and animal tissue samples. Subscribers can use this information to analyze mechanisms of drug action at the molecular level, to re-engineer compounds to have more specific effects and, potentially, to identify new indications for existing products. At the end of 1999, there were approximately 400 drugs represented in the database. We expect that the content of the PharmExpress database will grow in parallel with the number of tissue samples accrued and processed. During 2000, we will also profile important categories of drugs in experimental animals in vivo and in cellular systems in vitro at a range of dosages and treatment periods.

      For each human sample in the GeneExpress suite, there is a variety of associated information, including biographical data, clinical history and diagnosis, laboratory values, medication history, drug treatment outcomes and social and family histories. Experimental animal samples are annotated with the details of the applicable experimental protocols, such as types and durations of treatments. This information can be used to define the samples that are relevant to specific biological questions. A user of our database conducting an electronic experiment begins by constructing a sample set relevant to the query, choosing among more than 150 attributes to define the set. For example, one might select all normal liver samples from males aged 20 to 50 years who have normal serum cholesterol levels and are not taking medications and compare this set with those having elevated cholesterol, as shown in Figure 1, which is representative of a sample search page of the database.

Figure 1

[HUMAN SAMPLE SEARCH GRAPHIC]

       Within such a comparison a user could decide to look at all the genes or any subset, defined again by a wide choice of attributes. For example, one could choose only genes encoding a certain family of enzymes or all the genes on chromosome 22, as shown in Figure 2.

Figure 2

[SEQUENCE BLAST QUERY GRAPHIC]

       The results of these queries may be displayed in many ways. For instance, they may, at the click of a button, be exported to sophisticated visualization and statistical analysis packages, or automatically mapped to the biological pathways with which they are associated, as shown in Figure 3.

Figure 3

[C4-DICARBOXYLIC ACID CYCLE GRAPHIC]

       The GeneExpress database suite also incorporates the GeneExpress Index, which serves as the link between the genes identified by a query and comprehensive information available about those genes from publicly available sources and our own proprietary annotations. This includes sequences and sequence clusters, gene homologies, gene classification and gene family data, gene function and pathway maps, chromosome location, single nucleotide polymorphism, or SNP, information, protein structures and relevant medical and scientific literature. These data sources are refreshed weekly. By selecting among these elements, a user can bring up on the computer screen an up-to-date customized report for genes of interest, as shown in Figure 4.

Figure 4

[KNOWN GENE NAME GRAPHIC]

       In December 1999, we entered into our first subscription agreement for the GeneExpress database suite with Therapeutic Genomics, Inc. By February 2000, we had entered into two additional subscription agreements, and expect to enter into additional subscription agreements for our GeneExpress database suite of products in the near future.

      During 2000, we plan to introduce enhanced features and functionality in versions of our database. We expect to release GeneExpress 2000 in the second quarter of 2000. Among the enhanced features and functionality of GeneExpress 2000 is expansion of the GeneExpress Index to include rat and mouse sequences with associated homology links to human sequences. Also, GeneExpress 2000 will include a feature, which we call an “electronic Northern blot,” that allows profiling of a gene across multiple tissues at a single click. In addition, we expect GeneExpress 2000 to provide enhanced algorithms for clustering and statistical analysis, multiple new visualization tools and a pathway constructor that allows users to define their own proprietary biological pathways based on their discoveries. We also expect to release additional enhancements to our GeneExpress database in the second half of 2000.

  Custom Databases and Software Products

      Gene Logic has been developing customized databases tailored to specific customers’ internal programs and needs since 1997. We currently have 12 customers for our custom gene expression and other genomic databases and data management software. Eleven are major pharmaceutical and life science technology companies and one is a major agricultural company. Five of these agreements provide us with various technology and database access fees, research funding and upfront payments. These five agreements also provide for additional payments upon attainment of research and product development milestones and royalty payments based on sales of any products that result from use of our technology or proprietary database information. We also have an agreement with a pharmaceutical company for the development of a database for predicting drug toxicity. Under that agreement, we may license the database and other products developed pursuant to the agreement to third party customers. In addition, we have agreements with a major pharmaceutical company and a life science technology company for bioinformatics software, database development, and data integration. Under those agreements, we receive annual software license fees and development fees. We have four additional agreements with major pharmaceutical companies in which we receive fees for gene expression and genomic analysis of samples for the profiling of drugs both at the preclinical and clinical trial stages of development.

      The following table summarizes our relationships with our current custom database and bioinformatics software customers:

	Date of	Custom	Bioinformatics
Customer	Initiation	Databases	Software	Applications

Procter & Gamble Pharmaceuticals	May 1997	X		Drug discovery for heart failure and osteoporosis

Japan Tobacco	Sept. 1997	X		Drug discovery for renal and other diseases

Organon(1)	Dec. 1997	X		Drug discovery for fertility and psychiatric disorders

Wyeth-Ayerst Laboratories(2)	June 1998	X		Predictive toxicology

Aventis CropScience	June 1998	X		Identification of genes for agricultural products

Merck & Co.	Sept. 1998	X		Clinical trial profiling

SmithKline Beecham	Sept. 1998		X	Custom database development

Schering Plough Research Institute	Sept. 1998	X		Clinical trial profiling

Aventis	Sept. 1998	X		Clinical trial profiling

PE Biosystems	Mar. 1999		X	Custom database development

UCB Pharma	Sept. 1999	X		Drug discovery for asthma and allergies

Fujisawa Pharmaceutical	Dec. 1999	X		Proprietary and reference drug profiling for diabetes

(1) A unit of Akzo Nobel (2) A division of American Home Products

Market Segments

      Since release of the first commercial version of the GeneExpress database suite in November 1999, our sales and marketing efforts have concentrated principally on the largest pharmaceutical companies. We are expanding our marketing group and hiring field specialists to service what we see as rapidly increasing interest in, and demand for, our products from this first target market. Because of the flexible, modular nature of the GeneExpress database suite, we also plan to create smaller, less expensive databases, which we call data marts, containing segments or versions of the data from GeneExpress which we believe will make our products more accessible to potential customers lacking the resources of the largest pharmaceutical companies. Accordingly, during 2000, we will broaden our marketing efforts to include other market segments; specifically, we are assembling sales teams to focus on the smaller pharmaceutical, biotechnology and diagnostic sectors. In addition, we may establish relationships with several major companies in the healthcare and life science industries that could link into our GeneExpress database suite as a portal for the promotion and sales of their goods and services over the Internet to a broad group of high value database users.

      The following table summarizes our business and marketing strategy for these market segments:

Market Segment	Revenue Model	Customer Access	Additional Revenue Opportunities

Largest Pharmaceutical and Biotechnology Companies	Annual subscription to full GeneExpress database suite	Internet In-house server	Products: Custom databases Custom chips Software e-Commerce: Research reagents

Other Pharmaceutical and Biotechnology Companies	Annual subscription to target gene expression data marts	Internet In-house server	Products: Custom databases Custom chips Software e-Commerce: Research reagents

Academic Research	Inexpensive basic data/ subscription access to specialized gene expression data marts	Internet	Products: Custom chips e-Commerce: Research reagents

Diagnostic Companies	Annual subscription to full GeneExpress database suite Annual subscription to gene expression data marts	Internet In-house server	Products: Custom databases Diagnostic chips Software e-Commerce: Specialized gene probes

Clinical Research Organizations	Annual subscription to clinical gene expression data marts	Internet In-house server	Products: Custom databases Custom chip Software

Biomedical Companies Targeting Physicians and Patients Via the Internet	Promotional, advertising and transaction-based revenues from biomedical and other companies	Internet	e-Commerce: Pharmaceutical promotion: — to physicians — direct-to-consumer e-Health direct-to-consumer Specialized diagnostics

Core Processes Used to Create Our Databases

      To build our gene expression information products we have developed quality-controlled and quality-assured processes by which we acquire the appropriate human and animal tissues samples and related information and enter them into our biorepository, measure the level of gene expression in the samples under standardized conditions and manage, analyze and distribute to customers the massive amounts of resulting data.

  Biorepository

      Over the past three years, we have established an international network of clinical centers where we have agreements to collect human tissue samples. We believe this established network provides us with a significant competitive advantage because it has enabled us to acquire comprehensive data and gives us what we believe is superior access to tissue samples for genomic analysis purposes. The network currently consists of seven major sites, five in the United States and two in the United Kingdom, which provide a broad range of normal and diseased human tissues; and nine other centers for the accrual of specialized tissue types. During 2000, we intend to add additional clinical centers to this network.

      At each center we have approvals and patient informed consent processes in place allowing us free and clear use of the tissues and related information. Tissues are obtained directly from the operating rooms according to protocols we have established to preserve their quality and shipped to our headquarters together with extracts from the clinical records. To obtain normal and treated experimental animal tissues, we have contracted with a clinical research organization that specializes in this area. At our facilities, every human and animal sample undergoes rigorous quality control and examination by a board-certified pathologist on our staff before accession into the biorepository. The process includes taking photomicrographs of each sample which are captured in the GeneExpress database suite and may be examined by users. As a result, there exists a complete audit trail from the clinical center to entry into the database. We have also set up a laser capture micro-dissection unit to allow us to separate certain complex tissues into their constituent cell types, each of which may then be analyzed independently.

      As of December 31, 1999, we had accrued over 3,000 human tissues samples, approximately one-third being normal and two-thirds diseased, and 4,000 experimental animal samples in the biorepository. Our human tissue collection contains at least five samples from each of the major organ systems, because we believe multiple samples helps assure statistical accuracy and account for aberrational samples and inter-individual variation. By the end of 2000, our goal is to have 20 samples of each organ type. The animal samples consist of tissues from normal rats and mice and animals that have been treated with drugs of interest for the ToxExpress and PharmExpress databases. We have also collected tissues from experimental animal disease models and cell lines that are widely used in drug discovery research.

  Gene Expression Data Production

      The expression levels of the genes in each sample is measured using Affymetrix GeneChip microarrays. The current GeneChip set comprises five glass chips to which are attached small pieces of DNA from 5,600 full-length genes and 35,000 gene fragments. We expect that these numbers will be significantly expanded during 2000 and eventually cover the entire human genome. Our agreement with Affymetrix requires Affymetrix to supply us with GeneChip microarrays on a nonexclusive basis and provides us with price concessions, quality assurances and negotiated delivery requirements, which we believe give us an advantage not shared by other companies using gene expression technologies for commercial purposes.

      Fluorescent-labeled DNA sequences from a tissue sample bind to their complements on the GeneChip array. By detecting the positions of the fluorescent spots on the chip, researchers can determine which genes were expressed in the sample. The brightness of the spot represents a precise, quantitative measure of the level of expression of the gene. This measure is permanently stored and can be compared across all the samples in the GeneExpress database suite. Currently GeneChip microarrays are also available for 19,000 mouse and 24,000 rat genes and we use these to profile experimental animals and disease models and in toxicology studies.

      GeneChip microarrays are capable of measuring the expression levels of only those genes for which sequence information is available and for which probes have been placed on the chips. Currently, this number is approximately 40,000, but we expect the capacity of the chips will be expanded during 2000. In order to obtain comprehensive coverage of all the genes expressed in important tissue types, we use our patented READS technology. The READS process does not depend on any prior knowledge of gene sequence, is applicable to all animal types, and is extremely sensitive. We use READS to determine the expression levels of novel genes that are not represented on the GeneChip microarrays and genes that are expressed at low abundance.

      The protocols and procedures we have developed for tissue accrual and for running both GeneChip microarrays and the READS process have been highly automated and validated. We conduct regular audits of all key steps of these processes and the results of these audits are available to database subscribers.

      Our current production capacity is 400 samples, a throughput of 2,000 GeneChip microarrays, per month. During 2000, we expect to increase production to 800 samples per month. By December 2000, we expect to be adding approximately 50 million gene expression data points to the GeneExpress database suite every month.

  Data Management, Analysis and Distribution

      The production process generates very large amounts of gene expression data, which must be managed effectively and integrated with data from subscribers’ in-house databases and a growing number of public domain genomic and medical databases available on the Internet. These various databases often have different, incompatible structures, but our proprietary Object Protocol Model, or OPM, data management software allows us and our customers to manage, integrate, and query them as if they were part of a single database. A major advantage of OPM is that it is easier to use for genomic applications than conventional database management software. Using OPM, a bioinformatics specialist can view the structure of the underlying database on a computer screen and interact with it by pointing and clicking. Therefore, OPM software allows expert users to rapidly customize their version of the GeneExpress database suite.

      The GeneExpress database suite consists of three inter-related data sets — the biological descriptions of the tissue samples and the associated clinical data, the quantitative measurements of gene expression in the samples, and the GeneExpress Index — contained within an open Oracle 8.1 data warehouse core. Running on top of the data warehouse, through a structure known as a “run-time engine,” is a layer of analysis applications. These applications allow a user to define sample and gene sets and to generate extensive reports about the genes expressed in the samples within the data warehouse. As examples, a user can ask for a:

•	gene signature — the genes that are consistently expressed in samples of a given tissue type;

•	gene signature differential — how gene expression changes from one type of sample to another, for example, from a normal tissue to its diseased state;

•	gene fold-change report — a quantification of changes, for instance, from a normal to a diseased tissue, or from various tissues across stages of disease progression; and

•	cluster tree report — a clustering of genes into functional pathways based on similar patterns in their gene expression profiles.

      Then, through the GeneExpress Index, the user can call up comprehensive on-screen reports on any or all of the genes of interest.

      From their desktops, users of the GeneExpress database suite log on over secure Internet connections to servers located at Gene Logic’s main computer facility. This brings them to a user-friendly Web interface inside their browsers. Each page offers them a variety of choices for searching the database and analyzing the data. The results may be saved in a dedicated workspace management area and may be shared with other members of a team or workgroup anywhere in the world. Over time, the users in a major pharmaceutical company can construct and save the results of thousands of electronic experiments, such as normal gene expression profiles of important cell and tissue types, comparisons of diseased versus normal samples, animals versus human, pathway maps and sets of valuable patient data, and integrate these information sets into their discovery and development programs. We believe that with each use of these growing sets of legacy information, the value of the database to its users is increased, strengthening customer loyalty.

Flow-thru Chip Probe Arrays

      The GeneExpress database suite allows a researcher to rapidly identify a subset of genes that may be relevant to a specific disease, research program or drug discovery effort. The next step is to be able to profile the expression of that subset of genes under specific experimental conditions. For example, one might wish to screen a chemical library looking for those compounds that affect expression of the genes in a beneficial way, or develop a screening system to assess the toxicological potential of a series of new drug leads.

      To fill this market need, we have developed and received patents on a three-dimensional chip technology, called the Flow-thru Chip. The Flow-thru Chip is a glass or silicon wafer traversed by hundreds of thousands of discrete microscopic channels. Probes for the subset of genes of interest are attached to the inner surfaces of these channels, and molecules from the samples to be tested flow through the channels, coming into close proximity with the probes, thus facilitating binding.

      The Flow-thru Chip offers several features that make it well-suited to high throughput applications:

•	Speed. The small channels create a reaction vessel, causing molecules from the samples to bind rapidly to their complementary probes.

•	Sensitivity. Because of its three-dimensional structure, the Flow-thru Chip has greater surface area for attachment of probes than conventional flat chips. This allows detection of smaller quantities of molecules.

•	Cost. The process by which the Flow-thru Chips are manufactured is simple and cost-effective for smaller quantities as compared to high-density chips.

•	Versatility. The close proximity of probes and sample molecules may facilitate, in addition to the binding of DNA to DNA, a wide range of other reactions. For example, the Flow-thru Chip may be useful in analyzing interactions between two proteins, between proteins and DNA, or between proteins and small molecules.

      Although we will continue to use the Flow-thru Chip internally, Gene Logic does not itself intend to manufacture and market the Flow-thru Chip for commercial sale. We are currently in discussions with third parties to establish commercialization partnerships through which we could receive technology transfer payments and profit-sharing or royalties on Flow-thru Chip sales.

Intellectual Property

      We seek United States and international patent protection for major components of our technology platform, including elements of our READS, Flow-thru Chip and bioinformatic technologies. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio.

      As of December 31, 1999, we had exclusive rights to 13 issued patents, 11 of which are United States patents, and 62 patent applications, 47 of which are United States patent applications, relating to our technologies. We have exclusive rights to United States patents covering key aspects of READS gene expression analysis, gene expression analysis using restriction enzymes, and the Flow-thru Chip technology.

      The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

•	the pending patent applications to which we have exclusive rights may not result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be successful in developing additional proprietary technologies that are patentable;

•	patents licensed or issued to us or our customers may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties; and

•	others may have patents that relate to our technology or business.

      In addition, patent law relating to the scope of claims in the technology field in which we operate is still evolving. The degree of future protection for our proprietary rights, therefore, is uncertain. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

      We are aware of a number of United States patents and patent applications and related foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA probe arrays. These other technologies may provide third parties with competitive advantages over us and may hurt our business. In addition, third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover prior art or have other defects. An owner or licensee of a patent in the field may threaten or file an infringement action and we may or may not prevail in any such action. The cost of defending an infringement action may be substantial, which could significantly increase our expenses and increase our losses. Furthermore, required licenses may not be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent us from utilizing or commercializing one or more of our technologies.

      We have applied, and intend to make additional applications, for patent protection for methods relating to gene expression, for the disease-specific patterns of gene expression we identify and for the individual disease genes and targets we discover. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through our discovery programs. We may not be able to obtain meaningful patent protection for our discoveries; even if patents are issued, the scope of the coverage or protection they would afford is uncertain. Failure to secure such meaningful patent protection would endanger our competitive position.

      Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that our potential products and processes and those of our customers may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time we apply for patent protection on a corresponding gene could hinder our ability to obtain patent protection with respect to such gene or to the related expression patterns. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes or gene products that are similar, or identical to, any for which we may seek patent protection. These patent applications may have priority over patent applications filed by us. Any legal action against us or our customers claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us and our customers to obtain a license in order to continue to manufacture or market the affected products and processes. We and our customers may not prevail in any such action and any license required under any patent may not be available on commercially acceptable terms, if at all. We believe that there is likely to be significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources and negatively impact our financial results.

      Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of grant. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may harm our patent position. If this change results in a shorter period of patent coverage, our business could be harmed to the extent that the duration and level of the royalties we are entitled to receive from our customers are based on the existence of a valid patent covering the product subject to the royalty obligation.

      With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our drug discovery system involve proprietary know-how, technology or data that are not covered by patents or patent applications. In addition, we have developed a proprietary index of gene and gene fragment sequences which we update on an ongoing basis. Some of this data will be the subject of patent applications, whereas other data will be maintained as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of arrangements with our customers that require the sharing of data, our policy is to make available to our customers only such data as is relevant to our agreements with such customers, under controlled circumstances, and only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customer. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may cause our business, financial condition and results of operations to be harmed.

      We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us to maintain such rights could harm our business.

Competition

      Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware that certain entities, including Incyte Pharmaceuticals, Inc. and the Celera Genomics Group of PE Corporation, are using a variety of gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to competing technologies.

      Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of us or our customers or which are more effective than those developed by us or our customers, or may obtain regulatory approvals of their drugs more rapidly than we do or our customers do, any of which could have a material adverse effect on any of our similar programs. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our customers’ ability to use our technologies or commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in our discovery programs.

      We will rely on our customers for support of certain of our discovery programs and intend to rely on our customers for preclinical and clinical development of related potential products and the manufacturing and marketing of these products. Each of our customers is conducting multiple product development efforts within each disease area that is the subject of its agreement with us. Generally, our agreements with customers do not preclude the customer from pursuing development efforts utilizing approaches distinct from that which is the subject of our agreement with them. Any of our product candidates, therefore, may be subject to competition with a potential product under development by a customer.

      Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, target gene identification, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Our agreement with Affymetrix provides us with nonexclusive access to GeneChip probe arrays for our use in generating gene expression databases for license to multiple third parties and custom databases for license to a single third party. Accordingly, our competitors could obtain licenses to use GeneChip probe arrays to develop their own gene expression databases for internal use or may use other technologies to develop competitive products and services.

      Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Rapid technological development by us or others may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. Products offered by us could be made obsolete by less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

Government Regulation

  Regulation of Drug Development and Commercialization

      We do not plan to conduct clinical trials in humans or commercialize therapeutic products discovered as a result of our gene, drug target and drug lead discovery programs but intend to rely on our customers to conduct such activities. Any new drug developed by the efforts of our customers as a result of their use of our GeneExpress database suite or other products must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent marketing. Delays or rejections may also be encountered based on changes in United States Food and Drug Administration policies for drug review during the period of product development and FDA regulatory review of each submitted new drug application, or NDA, in the case of new pharmaceutical agents, or product license application, or PLA, or biologics license application, or BLA, in the case of biological therapeutics. Delays may also be encountered in the regulatory review of any diagnostic or agricultural product, where such review is required, and in obtaining regulatory clearance in foreign countries. Delays in obtaining marketing clearance could delay the commercialization of any drugs or diagnostic or agricultural products developed by our customers, impose costly procedures on our customers’ activities, diminish any competitive advantages that our customers may attain and lessen our potential royalties.

      Even if regulatory clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the review process, post-marketing approval or in good manufacturing practices or manufacturing requirements, may result in various adverse consequences to us, including:

•	the FDA’s delay in granting marketing clearance or refusal to grant marketing clearance of a product;

•	withdrawal of a product from the market; or

•	the imposition of criminal penalties against the manufacturer and NDA, PLA or BLA holder.

      No product resulting from the use of our databases has been released for commercialization in the United States or elsewhere. In addition, no investigational new drug application has been submitted for any such product candidate. We expect to rely on our customers to file such applications and generally direct the regulatory review process. We cannot be certain if or when our customers will submit an application for regulatory review, or whether our customers will be able to obtain marketing approval for any products on a timely basis, if at all. If our customers fail to obtain required governmental approvals, it will prevent us from marketing drugs or diagnostic products. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

  Regulation of Use of Human Tissue

      Our access to and use of human or other tissue samples in the expansion of our GeneExpress database suite and the creation of custom databases may become subject to government regulation, both in the United States and abroad. U.S. and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. If our access to or use of human tissue samples, or our customers’ use of data derived from such samples, is restricted, our business will suffer.

  Environmental Regulation

      Our research and development activities in some cases involve the controlled use of biological and other hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Other than such laws and regulations governing the generation, use and disposal of hazardous materials and wastes, and limiting workplace exposures to these materials, we do not believe our current and proposed activities are subject to any specific government regulation other than regulations affecting the operations of companies generally.

  Regulation of the Internet

      There is an increasing body of law and regulation pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing issues such as intellectual property ownership and infringement, privacy, copyright, trademark, trade secret, taxation and the regulation of the sale of other specified goods and services apply to the Internet. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

      Due to the global reach of the Internet, it is possible that, although our transmissions over the Internet originate primarily in the State of Maryland, the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions or take action against us for violations of their laws. There can be no assurance that violations of such laws will not be alleged or charged by state or foreign governments and that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Employees

      As of December 31, 1999, we had 176 full-time employees, 57 of whom hold doctoral degrees and 36 of whom hold other advanced degrees. Of these, 148 were engaged in research and development, including bioinformatics, and 28 were engaged in business development, finance, and general administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Our future success depends in significant part on the continued service of our key scientific, technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. There is intense competition for such qualified personnel in the areas of our activities and we may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could cause our business, financial condition and results of operations to be harmed.

Management

      Our executive officers and directors, and their ages and positions as of March 30, 2000, are as follows:

Name	Age	Position

Michael J. Brennan, M.D., Ph.D.	42	Chief Executive Officer and Chairman of the Board of Directors

Mark D. Gessler	38	President, Chief Operating Officer and Director

Douglas Dolginow, M.D.	45	Senior Vice President, Product Development

Victor M. Markowitz, D.Sc.	47	Senior Vice President and Chief Information Officer

David S. Murray	53	Senior Vice President, Marketing and Sales

Philip L. Rohrer, Jr.	43	Chief Financial Officer

Jules Blake, Ph.D.	75	Director

Charles L. Dimmler III	58	Director

G. Anthony Gorry, Ph.D.	59	Director

Jeffrey D. Sollender	40	Director

Alan G. Walton, Ph.D., D.Sc.	63	Director

      Michael J. Brennan, M.D., Ph.D., has served as our Chief Executive Officer and as a director since December 1995 and as Chairman of the Board of Directors since March 2000. From December 1995 through January 1999, Dr. Brennan also served as our President. From October 1993 to November 1995, he was Vice President, Business Development for Corange International Limited’s worldwide therapeutics business, Boehringer Mannheim Therapeutics. From June 1990 to October 1993, Dr. Brennan was a director and the general manager of Boehringer Mannheim, South Africa. Dr. Brennan received a Ph.D. in neurobiology and an M.D. from the University of the Witwatersrand, Johannesburg, South Africa. In 1985, he completed his residency in neurology at Boston City Hospital.

      Mark D. Gessler has served as our President and Chief Operating Officer since January 1999 and as a director since March 2000. From June 1996 to October 1999, Mr. Gessler served as our Chief Financial Officer and, from June 1996 to January 1999, was our Senior Vice President, Corporate Development. From February 1993 to June 1996, he was with GeneMedicine Inc., a gene therapy company, most recently as Vice President, Corporate Development. From 1988 until January 1993, he was Director of Business Development at BCM Technologies Inc., the venture and technology subsidiary of Baylor College of Medicine. While in that position, Mr. Gessler co-founded three biotechnology companies and a software company. Mr. Gessler holds an MBA from the University of Tennessee and was an Adjunct Professor of Business Administration at Rice University from 1991 to 1996.

      Douglas Dolginow, M.D., has served as our Senior Vice President, Product Development since March 2000. From September 1998 to March 2000 he served as our Senior Vice President, Pharmacogenomics. Dr. Dolginow served as President and Chief Operating Officer of Oncormed Inc. from October 1993 and as a director of Oncormed from May 1994 until joining us. Dr. Dolginow was Vice President of Regional Operations for Nichols Institute, a clinical laboratory company, from May 1991 to October 1993. From 1983 to 1991, he served as medical director for multiple clinical laboratories including Highland General Hospital, Oakland, California and Mt. Zion Hospital, San Francisco, California. Since 1984, he has been an active member of the Clinical Faculty at the University of California, San Francisco. Dr. Dolginow received an M.D. from the University of Kansas.

      Victor M. Markowitz, D.Sc., has served as our Senior Vice President and Chief Information Officer since March 2000. He was Senior Vice President, Data Management Systems from September 1998 to March 2000 and Vice President, Data Management Systems from September 1997 to September 1998. Prior to joining us, Dr. Markowitz was a staff scientist at Lawrence Berkeley National Laboratory and project leader in the laboratory’s Data Management Research and Development Group. He is the principal architect of the Object Protocol Model software. Dr. Markowitz received his M.Sc. and D.Sc. degrees in computer science from Technion, the Israel Institute of Technology.

      David S. Murray has served as our Senior Vice President, Marketing and Sales, since January 2000. From 1968 until January 2000, Mr. Murray held various positions with Dun & Bradstreet Corporation, a business information provider, including Executive Vice President, U.S., from 1994 until January 2000, and President, Asia/ Pacific-Latin America, from 1991 until 1994. Mr. Murray served as Senior Vice President, Asia/ Pacific-Latin America, from 1990 until 1991, President, Japan, from 1989 until 1990, and Managing Director, Hong Kong, from 1987 until 1989. Mr. Murray holds a B.S. in business administration from Murray State University.

      Philip L. Rohrer, Jr., has served as our Chief Financial Officer since October 1999. From May 1978 until August 1999, Mr. Rohrer held various positions with BioWhittaker Inc., a biotechnology supply company, including Chief Financial Officer from 1988 until December 1992 and again from September 1993 until August 1999. Mr. Rohrer served as Vice President and General Manager for Diagnostic Products from September 1992 to September 1993. Mr. Rohrer holds an A.B. in biology from Hood College and an M.S.M. from Frostburg State University.

      Jules Blake, Ph.D., has served as a director of the Company since its inception in September 1994. From 1973 until his retirement in 1989, Dr. Blake served as Vice President of Research and Development and Vice President, Corporate Scientific Affairs, for Colgate-Palmolive, Inc., a consumer products company. Dr. Blake was appointed as an Industrial Research Institute Fellow at the United States Office of Science and Technology Policy, Executive Office of the President, where he served until 1991. Dr. Blake serves on the boards of directors of the public companies Martek Biosciences Corporation and ProCyte Corporation. Dr. Blake holds a Ph.D. in organic chemistry from the University of Pennsylvania.

      Charles L. Dimmler III has served as a director of the Company since May 1996. Mr. Dimmler has been a Managing Director of Burrill & Company, a private merchant banking firm specializing in the life science industries, since January 2000. From July 1994 to December 1999, Mr. Dimmler was an investment officer of the Cross Atlantic Partners Funds and an operating officer of Cross Atlantic Partners, Inc., a unit of Investec Group Investments Limited. Since 1988, Mr. Dimmler has been a General Partner of Hambro International Equity Fund. He serves as a director of several private companies. Mr. Dimmler earned his undergraduate degree from the University of California at Davis.

      G.  Anthony Gorry, Ph.D., has served as a director of the Company since January 1997. Since April 1992, Dr. Gorry has been Vice President, Information Technology and Professor of Computer Science at Rice University. Presently he is also Professor of Management and Director of the Center for Technology in Teaching and Learning at Rice. Dr. Gorry is also a Director of the W.M. Keck Center for Computational Biology, a joint endeavor of Rice, Baylor College of Medicine and the University of Houston. He directs a training grant on computational biology funded by the National Library of Medicine. He is also Adjunct Professor of Neuroscience at Baylor College of Medicine. Dr. Gorry holds a B.Eng. from Yale University, an M.S. in chemical engineering from the University of California (Berkeley) and a Ph.D. in computer science from the Massachusetts Institute of Technology. He is a Member of the Institute of Medicine of the National Academy of Sciences and a Fellow of the American College of Medical Informatics.

      Jeffrey D. Sollender has served as a director of the Company since July 1997. Mr. Sollender is a founder of and advisor to Biotechvest L.P., a venture capital investment firm formed in 1993. From 1994 through December 1995, Mr. Sollender served as an advisor to Forward Ventures, a venture capital investment firm. Mr. Sollender became a venture partner of Forward Ventures in 1996 and a general partner in September 1997. Mr. Sollender co-founded Triangle Pharmaceuticals, Inc., a biopharmaceutical company, in 1995, CombiChem Inc., a combinatorial chemistry company, in 1994 and GenQuest, Inc., a functional genomics company, in 1995. He served as Vice President of Operations and Business Development for CombiChem Inc. and GenQuest, Inc. until January 1995 and February 1996, respectively. Mr. Sollender co-founded AriZeke Pharmaceuticals, an oral drug delivery company, in 1997 and continues to serve as Chairman and Chief Executive Officer of the company. Mr. Sollender received his MBA from the University of Chicago Graduate School of Business.

      Alan G. Walton, Ph.D., D.Sc., has served as a director since our inception in September 1994. He served as Chairman of the Board of Directors from September 1994 to March 2000. Dr. Walton has been a General Partner of Oxford Bioscience Partners, a private equity investment firm, since 1991 and a member of the Board of Directors of Collaborative Clinical Research since 1994 and Alexandria Real Estate Equities, Inc., a public company, since 1998. In 1981, Dr. Walton co-founded University Genetics Co., a public corporation specializing in technology transfer from academic institutions to industry and in the seed financing of high-technology start-ups, and served as its President and Chief Executive Officer until 1987. He has lectured extensively at various universities, including Harvard Medical School, Indiana University and Case Western Reserve University, where he was Professor of Macromolecular Science and Director of the Laboratory for Biological Macromolecules. Dr. Walton received a Ph.D. in chemistry and a D.Sc. in biological chemistry from Nottingham University, England.

Risk Factors

      The following factors, among others, could cause actual results to differ materially from those contained in the forward-looking statements made in this Report on Form 10-K and presented elsewhere by management.

To generate significant revenues, we must retain existing and obtain additional database customers.

      Our strategy depends on entering into agreements to provide gene expression information products to pharmaceutical, biotechnology and other companies. Our current customers include American Home Products Corp.’s Wyeth-Ayerst Laboratories, Aventis, Fujisawa Pharmaceutical Co., Ltd., Japan Tobacco, Inc., Merck & Co., Inc., N.V. Organon, a unit of Akzo Nobel NV, PE Biosystems, Pfizer Inc., Procter & Gamble Pharmaceuticals, Inc., Schering-Plough Corporation’s Schering-Plough Research Institute, SmithKline Beecham PLC, Therapeutic Genomics, Inc., and UCB Research, Inc., a division of UCB Pharma. We also have an agreement with Aventis CropScience to build a database of gene expression for agricultural applications. Each of the agreements that we have with our customers is for a specific term, and some of these agreements are terminable without penalty by our customers prior to expiration. If any agreements are terminated or expire and are not renewed, our business could suffer.

      In addition, we must obtain new customers for our products in order to be successful. In particular, we have only recently commenced efforts to market our GeneExpress database suite. If we are unsuccessful in selling our GeneExpress database products, our business will suffer.

Our sales cycle is lengthy and we may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule we anticipate.

      Our ability to obtain new customers for our database products depends upon our customers’ belief that our products can help accelerate their drug discovery efforts. Our sales cycle is typically lengthy because we need to educate our potential customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. We may expend substantial funds and management effort with no assurance that an agreement will result. Actual and proposed consolidations of pharmaceutical companies have affected, and may in the future affect, the timing and progress of our sales efforts.

Our technologies are new and unproven and may not allow us or our customers to develop commercial products.

      Our technologies involve new and unproven approaches. They are based on the assumption that information about gene expression and gene sequences may help scientists better understand complex disease processes. There is limited understanding of the roles of genes in these diseases. Few therapeutic products based on gene discoveries have been developed and commercialized. Our information and technologies may not enable us or our customers to identify drug targets and drug leads. Even if they are successful in identifying drug targets and drug leads based on their discoveries made using our databases, our customers may not be able to discover or develop commercially viable products. To date, no one has developed or commercialized any therapeutic, diagnostic or agricultural products based on our technologies. If we fail to identify genes useful for the discovery and development of such products, our current and potential customers may lose confidence in our products and company and our business may suffer as a result.

Our customers may not be successful in developing or commercializing therapeutic, diagnostic or other life science products using our gene expression information.

      Development of therapeutic, diagnostic and other life science products based on our customers’ discoveries will also be subject to other risks of failure inherent in their development or commercial viability. These risks include the possibility that any such products will:

•	be found to be toxic;

•	be found to be ineffective;

•	fail to receive necessary regulatory approvals;

•	be difficult or impossible to manufacture on a large scale;

•	be uneconomical to market;

•	fail to be developed prior to the successful marketing of similar products by competitors; or

•	be impossible to market because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior.

      If our customers discover therapeutic, diagnostic or other life science products using our custom databases, we will rely on them for product development, regulatory approval, manufacturing and marketing of those products before we can realize some of the milestone payments, royalties and other payments we may be entitled to under the terms of some of our custom database agreements. Our agreements with our customers typically allow the customers significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our customers may devote to our programs or potential products. As a result, we cannot be certain that our customers will choose to develop and commercialize such products. In addition, if a customer is involved in a business combination, such as a merger or acquisition or changes its business focus, its performance in its agreement with us may suffer and, as a result, we may not generate any revenues from the royalty, milestone and similar payment provisions of our custom database agreement with that customer.

We rely on GeneChip probe arrays supplied by Affymetrix to build our GeneExpress database suite.

      Our ability to continue to build the GeneExpress database suite will depend in part on the ability of Affymetrix to supply adequate quantities of high quality GeneChip probe arrays, which are widely accepted as the state-of-the-art in microarray technology. Affymetrix provides us with GeneChip probe arrays under an agreement that expires on January 1, 2002, but which we have the option to extend for up to two additional successive two-year terms. This agreement provides us with nonexclusive access to GeneChip probe arrays for our use in generating gene expression databases for license to multiple third parties and custom databases for license to a single third party. If Affymetrix licenses GeneChip probe arrays to others for similar uses, our business may suffer. The agreement also prohibits us from buying microarrays from third parties if Affymetrix can demonstrate that those third party microarrays materially infringe Affymetrix’s intellectual property rights. If Affymetrix is unable or unwilling to supply us with GeneChip probe arrays or if such probe arrays are not available, we will need to obtain access to alternative microarray technologies or expand the use of our patented READS technology. Alternative microarray technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to GeneChip probe arrays could cause our business to suffer by delaying or increasing the cost of expansion of the GeneExpress database suite.

We have a history of operating losses which are likely to continue for some time.

      We have incurred operating losses in each year since our inception. At December 31, 1999, we had accumulated operating losses of approximately $78.1 million. Our losses to date have resulted principally from costs incurred in the development of our gene expression databases, the $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed in 1998 and general and administrative costs associated with operations. We commenced development of our GeneExpress database suite of products in March 1999 and released the first commercial version in November 1999. We currently have three customers for our GeneExpress products and expect to dedicate substantially all of our resources for the foreseeable future to further developing and maintaining our GeneExpress products. While we recognize revenues from our custom database products and expect to recognize revenues from subscriptions to our GeneExpress database products in the near term, we also expect to incur additional losses this year and in future years and cannot predict when, if ever, we will achieve profitability. These losses may increase in the near future as we expand our product development activities. In addition, our customers’ product development efforts which utilize our products are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under those agreements for a number of years, if ever.

If our access to necessary tissue samples, information or licensed technologies is restricted, we will not be able to continue to develop our business.

      To continue to build our GeneExpress database suite and custom database products, we need access to normal and diseased human and other tissue samples, other biological materials and related clinical and other information. We compete with many other companies for these materials and information. We may not be able to obtain or maintain access to these materials and information on acceptable terms, if at all. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

      Some of our genomics and bioinformatics technologies have been acquired or licensed from third parties, and we expect to acquire or license additional technologies from third parties. Our product development activities could suffer if we are not able to establish access to new or additional technologies that we believe are important to our business.

Any inadequacy in the protection of our intellectual property could hurt our business.

      Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business;

•	other companies may independently develop similar or alternative technologies or duplicate our technologies; and

•	other companies may design around technologies we have licensed or developed.

      We may apply for patent protection for methods relating to gene expression and disease-specific patterns of gene expression that we identify and individual disease genes and targets that we discover. These patent applications may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified from the use of our databases. We may not be able to obtain meaningful patent protection for our discoveries. Even if patents are issued, their scope of coverage or protection is uncertain.

      We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants, and customers to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain or to third parties could cause our business, financial condition and results of operations to suffer.

We are currently involved in patent litigation with Incyte Pharmaceuticals, Inc. and may in the future be subject to additional litigation and infringement claims.

      In December 1999, Incyte Pharmaceuticals, Inc. filed an action against us in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against us for infringement of certain patents held by Incyte. The alleged infringement involves our use of a process that Affymetrix, Inc. recommends be used in the preparation of samples for use with the Affymetrix GeneChip. We filed both a motion to transfer venue to the state of Maryland and an answer to the complaint in which we deny such infringement. We intend to defend our position vigorously. There can be no guarantee that our defense will be successful and neither the ultimate outcome nor the range of any losses resulting from this action can be predicted at this time. We expect this action will continue to require significant management time and expense for the foreseeable future.

      As illustrated by the Incyte litigation, the technologies that we use to develop our products, and those that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to the analysis of gene expression or the manufacture and use of DNA chips. The risk of additional litigation will increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses. We anticipate that we will probably receive in the future additional notices from third parties alleging patent infringement.

      Litigation thus may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

      We could incur substantial litigation costs to defend ourselves in patent suits brought by other companies or to initiate such suits. Substantial litigation costs and potential adverse outcomes could cause our business, financial condition and results of operations to suffer. In addition, litigation could cause disruption in our business activities and divert management’s time and attention from the operation of our business.

International patent protection is uncertain.

      Patent law outside the United States is uncertain and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts. Finally, some of our patent protection in the United States is not available to us in foreign countries due to the laws of those countries.

Our business and the products developed using the information in our databases may be subject to government regulation.

      Any new drug developed by the efforts of our customers as a result of their use of our GeneExpress database suite or our other products must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can increase the delay for each new drug, product license and biological license application. We expect similar delays in the regulatory review process for any diagnostic or agricultural product, where similar review or other approval is required. Even if marketing clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

      No product resulting from the use of our databases has been released for commercialization in the United States or elsewhere. In addition, no investigational new drug application has been submitted for any such product candidate. We expect to rely on our customers to file such applications and generally direct the regulatory review process. We cannot be certain if or when our customers will submit any applications for regulatory review, or whether our customers will be able to obtain marketing clearance for any products on a timely basis, if at all. If our customers fail to obtain required governmental clearances, it will prevent them from marketing drugs or diagnostic products until such clearance can be obtained, if at all. This will in turn reduce the chance of our ever receiving royalty payments from our customers. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

      In addition, our access to and use of human or other tissue samples in the expansion of our GeneExpress database suite and the creation of custom databases may become subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. If our access to or use of human tissue samples, or our customers’ use of data derived from such samples, is restricted, our business will suffer.

      Because our customers access our products primarily via the Internet, our business is subject to government regulation relating to the Internet. Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as pricing, content, taxation, copyright protection, user privacy, distribution and characteristics and quality of production and services.

We may have difficulty managing our growth.

      We expect to continue to experience significant growth in the number of our employees and customers and the scope of our operations. In particular, we plan significant growth in our GeneExpress database suite business. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of our GeneExpress database products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth in this area, a key part of our strategy may not be successful. In addition, we must continue to invest in customer support resources as the number of database customers and their requests for support increase. Our customers typically have worldwide operations and may require support at multiple U.S. and foreign sites.

The genomics industry is intensely competitive and evolving rapidly, and we may fall behind our competitors.

      There is intense competition among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly funded agencies, both in the United States and abroad. In particular, Incyte Pharmaceuticals has announced its intention to develop a gene expression reference database that may compete with our GeneExpress database suite, and there may be others developing competitive products. In addition, other entities are attempting to identify and patent randomly sequenced genes and gene fragments, while others are pursuing a gene identification, characterization and product development strategy based on positional cloning. We are aware that certain entities are using a variety of gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to competing technologies.

      Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of us or our customers or which are more effective than those developed by us or our customers, or may obtain regulatory approvals of their drugs more rapidly than we do or our customers do, any of which could have a material adverse effect on any of our similar programs. Moreover, our competitors may obtain patent protection or other intellectual property rights that would limit our rights or our customers’ ability to use our products to commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in our discovery programs.

      We will rely on our customers for support of certain of our discovery programs and intend to rely on our customers for preclinical and clinical development of related potential products and the manufacturing and marketing of these products. Each of our customers is conducting multiple product development efforts within each disease area that is the subject of their agreement with us. Generally, our agreements with our customers do not preclude the customer from pursuing development efforts utilizing approaches distinct from that which is the subject of our agreement with them. Any of our product candidates, therefore, may be subject to competition with another potential product under development by a customer.

      Future competition will come from existing competitors as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, target gene identification, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs. Our agreement with Affymetrix provides us with nonexclusive access to GeneChip probe arrays for our use in generating gene expression databases for license to third parties. If Affymetrix licenses GeneChip probe arrays to others for similar uses, our business may suffer.

      Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Rapid technological development by us or others may result in products or technologies becoming obsolete before we recover the expenses we incur in connection with our development. Products offered by us could be made obsolete by less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

Our revenues are derived primarily from, and are subject to, risks faced by the pharmaceutical and biotechnology industries.

      We expect that our revenues in the foreseeable future will be derived primarily from products provided to the pharmaceutical and biotechnology industries. Accordingly, our success will depend directly upon their demand for our products. Our operating results may fluctuate substantially due to reductions and/ or delays in research and development expenditures by companies in these industries. These reductions and/ or delays may result from factors such as:

•	changes in economic conditions;

•	changes in the regulatory environment affecting health care and health care providers;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs; and

•	other factors affecting research and development spending.

      None of these factors is within our control.

Our business is dependent on the continuous, reliable and secure operation of our Internet applications and related tools and functions we provide.

      Because our customers access our products primarily via the Internet, we depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. To the extent that our customers’ access to our products via the Internet is interrupted, our business could suffer. Our computer and communications hardware is protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins and similar events. In addition, our database products are complex and sophisticated and could contain erroneous data, design defects or software errors that could be difficult to detect and correct. Software bugs and viruses may be found in current products or any future products that we develop. If we fail to maintain and further develop the necessary data to support our customers’ drug discovery efforts, it could result in loss of or delay in our revenues and market acceptance. We also depend upon third parties to provide our customers with web browsers and Internet and on-line services necessary for access to our website. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

Multiple factors beyond our control may cause fluctuations in our operating results and may cause our business to suffer.

      Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products;

•	variations in the timing of payments from customers and the recognition of these payments as revenues;

•	the pricing of our products;

•	the timing of our new product introductions, if any;

•	changes in the research and development budgets of our customers and potential customers;

•	the introduction of new products and services by our competitors;

•	regulatory actions;

•	expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights;

•	the cost and timing of our adoption of new technologies; and

•	the cost, quality and availability of cell and tissue samples, reagents and related components and technologies, including those supplied to us pursuant to contractual arrangements.

      In particular, revenues from our database business are unpredictable because:

•	the sales cycle for our database products is lengthy;

•	we are dependent upon continued commercial demand for the information we gather and provide; and

•	the time required to develop custom databases can vary significantly.

      We will not be able to control many of these factors. In addition, if our revenues in a particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our business to suffer. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. You should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price may fall, possibly by a significant amount.

Any future acquisitions will create risks and uncertainties.

      As part of our business strategy, we may acquire other assets, technologies and businesses. We cannot be sure, however, that acquisition candidates will be available or will be available on terms acceptable to us. Future acquisitions that we may complete involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	combining the operations and personnel of the acquired businesses with our own may be difficult and costly, and integrating or completing the development and application of acquired technologies may disrupt our business and divert management’s time and attention;

•	our relationships with key customers of acquired businesses may be impaired due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses or hire enough qualified technical personnel to staff new or expanded operations;

•	we may incur amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

We depend on key employees in a competitive market for skilled personnel.

      We are highly dependent on the principal members of our management, operations and scientific staff and have entered into employment agreements with many of these persons. The loss of any these persons’ services could have a material adverse effect on our business.

      Our future success also will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel. We experience intense competition for qualified personnel. We may not be able to continue to attract and retain personnel necessary for the development of our business.

Our activities involve hazardous materials and may subject us to environmental liability.

      Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and this liability could exceed our resources.

      We believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs to comply with current or future environmental laws and regulations.

We are exposed to product liability and related risks.

      We may be exposed to claims of liability from the use of products that either we or our customers provide. For example, we may be subject to product liability if our GeneExpress or custom database products contain inaccurate information or if any of our customers develops or commercializes a product discovered through the use of our technology which results in injury or death to clinical trial participants or patients. In addition, genetic testing and information services that were provided by Oncormed prior to our acquisition of Oncormed could expose us to the risk of certain types of litigation, including medical malpractice claims, negligence claims or contract disputes. In particular, we are involved in a litigation matter relating to Oncormed described in the section of this Report on Form 10-K regarding legal proceedings. We currently maintain product liability and medical malpractice insurance. Our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any product liability claims. A product liability claim, product recall or a medical malpractice claim could cause our business, financial condition and results of operations to suffer.

We may need to raise additional funds in the future.

      We believe that existing cash and marketable securities, borrowings under equipment financing arrangements and anticipated cash flow from operations will be sufficient to support our operations for the foreseeable future. We may choose to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for our operating plan. We could require additional funding in the future. In particular, we may need additional funds to expand the content of our databases and to increase our marketing efforts. We may seek funding through public or private equity offerings, debt financings or arrangements with customers. If we raise additional capital by issuing equity or convertible debt securities, the issuances may dilute share ownership and future investors may be granted rights superior to those of current shareholders. Additional financing may not be available when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

Our stock price is highly volatile.

      The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this Report on Form 10-K, as well as other factors, including:

•	conditions and publicity regarding the genomics or life sciences industries generally;

•	sales of substantial amounts of our stock by existing stockholders;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•	comments by securities analysts, or our failure to meet analysts’ expectations.

      Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, class action lawsuits have been initiated against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. In general, decreases in our stock price would reduce the value of our stockholders’ investments and could limit our ability to raise necessary capital or make acquisitions of assets or businesses. If litigation were instituted on this basis, it could result in substantial costs and would divert management’s attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

We have implemented anti-takeover provisions that may reduce the market price of our common stock.

      Provisions of our Certificate of Incorporation and By-laws and Delaware law could make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders. This could prevent the consummation of a transaction in which our stockholders could receive a substantial premium over the current market price for their shares.

      Our Certificate of Incorporation gives our board of directors the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

      We also have a classified board of directors serving staggered three-year terms. This could delay or limit the removal of incumbent directors or the assumption of control by stockholders, even if such removal or assumption of control would be beneficial to stockholders, and also could discourage or make more difficult a merger, tender offer or proxy contest, even if such events would be beneficial, in the short term, to the interests of stockholders.

ITEM 2.	PROPERTIES

      Our headquarters consist of approximately 50,000 square feet of office and research laboratory space located in Gaithersburg, Maryland under a lease which expires in 2007. We also lease approximately 26,000 square feet of additional office and research laboratory space in Gaithersburg, Maryland and 8,000 square feet of office space in Berkeley, California under lease agreements with terms expiring in 2001 and 2004, respectively. We are currently evaluating several alternatives for additional space to meet our current and projected needs.

ITEM 3.	LEGAL PROCEEDINGS

      On October 19, 1999, a lawsuit was filed in the Circuit Court of Cook County, Illinois against Oncormed, Inc. and Gene Logic Inc. alleging that Oncormed was negligent in determining and reporting laboratory test results of a genetic test conducted by Oncormed. Oncormed sold its testing business to a third-party company prior to our acquisition of Oncormed. We are not engaged in any type of genetic testing, nor do we have plans to enter such markets. We maintain insurance coverage against such claims, and do not believe this action will have a material adverse impact on our business, financial condition or results of operations.

      In December 1999, Incyte Pharmaceuticals, Inc. filed an action against us in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against us for infringement of certain patents held by Incyte. The alleged infringement involves our use of a process that Affymetrix, Inc. recommends be used in the preparation of samples for use with the Affymetrix GeneChip. We filed both a motion to transfer venue to the state of Maryland and an answer to the complaint in which we deny such infringement. We intend to defend our position vigorously. There can be no guarantee that our defense will be successful and neither the ultimate outcome nor the range of any losses resulting from this action can be predicted at this time. We expect this action will continue to require significant management time and expense for the foreseeable future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

      Our common stock has been traded on the Nasdaq National Market under the symbol GLGC since November 21, 1997. The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported by the Nasdaq National Market.

	High	Low

Year ended December 31, 1998

First Quarter	$9.250	$7.625

Second Quarter	8.500	6.000

Third Quarter	10.125	3.688

Fourth Quarter	6.969	3.000

Year ended December 31, 1999

First Quarter	8.000	4.375

Second Quarter	5.219	3.438

Third Quarter	6.906	3.688

Fourth Quarter	$28.125	$5.438

      On March 15, 2000, the last reported sale price of our common stock on the Nasdaq National Market was $72.0625. As of March 15, 2000 there were approximately 219 holders of record of the Company’s Common Stock.

      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 and with respect to the consolidated balance sheets at December 31, 1999 and 1998 have been derived from audited consolidated financial statements included as part of this Report on Form 10-K. The statements of operations data for the year ended December 31, 1996 and 1995 and the balance sheet data at December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Report on Form 10-K. The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:

Revenues	$19,202	$13,197	$2,047	$—	$—

Operating expenses:

Research and development	29,570	16,605	6,061	1,741	486

General and administrative	9,194	7,552	3,825	1,345	258

Acquired in-process research and development(1)	—	35,196	—	—	—

Amortization of goodwill	1,524	381	—	—	—

Total operating expenses	40,288	59,734	9,886	3,086	744

Loss from operations	(21,086)	(46,537)	(7,839)	(3,086)	(744)

Interest income, net	685	1,844	745	221	—

Other income (expense)	30	(80)	—	—	—

Income tax expense	220	100	100	—	—

Net loss	(20,591)	(44,873)	(7,194)	(2,865)	(744)

Accretion of mandatory redemption value of preferred stock	—	—	1,286	494	1

Net loss attributable to common stockholders	$(20,591)	$(44,873)	$(8,480)	$(3,359)	$(745)

Basic and diluted net loss per common share	$(1.04)	$(2.86)	$(3.97)	$(5.87)	$(3.48)

Shares used in computing basic and diluted net loss per common share	19,833	15,681	2,138	572	214

	December 31,

	1999	1998	1997	1996	1995

	(in thousands)

Consolidated Balance Sheet Data:

Cash, cash equivalents and marketable securities	$12,446	$30,982	$46,621	$5,671	$348

Working capital	5,423	26,573	42,455	4,581	246

Total assets	41,166	55,566	53,972	7,819	424

Total long-term debt and capital lease obligations	4,590	5,305	1,551	446	—

Total mandatorily redeemable convertible preferred stock	—	—	—	10,471	1,153

Total stockholders’ equity (deficit)	23,068	41,288	46,067	(4,187)	(833)

(1)	In connection with our acquisition of Oncormed, we incurred a non-recurring charge of $35.2 million related to the write-off of acquired in-process research and development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We generally use words such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Report on Form 10-K. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties set forth below and in the section entitled “Risk Factors.”

Overview

      We were incorporated in September 1994 and have devoted substantially all of our resources to the development of our genomics technologies, bioinformatics systems and database products for use in pharmaceutical, diagnostic and agricultural product research and development. Our current customers include American Home Products Corp.’s Wyeth-Ayerst Research unit, Aventis, Aventis CropScience, Fujisawa Pharmaceutical Co., Ltd., Japan Tobacco Inc., Merck & Co., Inc., N.V. Organon, a unit of Akzo Nobel NV, PE Biosystems, Pfizer Inc., Procter & Gamble Pharmaceuticals, Inc., Schering-Plough Corporation’s Schering-Plough Research Institute, SmithKline Beecham PLC, Therapeutic Genomics, Inc. and UCB Research Inc., a division of UCB Pharma.

      Since 1997, we have developed custom gene expression databases designed for each of our customers’ internal programs and needs and targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999 we began developing our GeneExpress database suite of reference gene expression information. The GeneExpress databases contain information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with many different drugs. We completed development of the first commercial version of the GeneExpress database suite in November 1999. We currently market GeneExpress through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community and to physicians and patients. We sold our first GeneExpress subscription in December 1999.

      Customers for our custom database and related software products provide us with various combinations of recurring technology and database access fees, research fees, certain additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products, and nonrefundable upfront payments all of which are recognized as revenue in accordance with relevant generally accepted accounting principles. Subscribers to our GeneExpress database suite will pay us varying database access fees depending upon the level and type of information they obtain.

      Technology and database access fees are recognized evenly over the term of each customer agreement. We recognize revenues from research and development support when they are earned and is ordinarily when the work is performed or costs are incurred. Milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Subscription fees to the GeneExpress database suite are recognized evenly over the term of the subscription. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of data purchased, transferred technology or other contractual rights that are not contingent upon future performance under the terms of the agreements are recognized as revenue when earned. Under collaboration agreements in which we create research databases in exchange for fixed fees, revenues from such collaborations are recognized on the percentage-of-completion method.

      Our future profitability will depend in part on the successful establishment of agreements with additional customers which include various combinations of genomic databases, bioinformatics software and genomics technology and the successful commercialization of our GeneExpress database suite. Payments for access to custom databases and the GeneExpress database suite are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenues from development and commercialization of products by our customers using our databases and other technology for several years, if at all. Revenues from our customers may be subject to significant fluctuation in both timing and amount, and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

      We have incurred operating losses in each year since our inception. At December 31, 1999, we had accumulated operating losses of approximately $78.1 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, the $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom database and related software products. We expect to incur additional operating losses in future years.

Update on In-process Research and Development

      In connection with the acquisition of Oncormed in September 1998, we allocated $35.2 million of the $39.2 million purchase price to in-process research and development projects. This allocation represents the estimated fair value based on discounted cash flows related to the incomplete research and development projects. At the time of acquisition, the progress of these projects had not yet reached technological feasibility and the projects had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

      At December 31, 1999, we had substantially completed the technology projects that were underway as of the acquisition. In general, we believe these research and development projects are on track with management’s plans at the time the acquisition occurred. Through December 31, 1999, no significant adjustments have been made in the overall economic assumptions or expectations that underlie our acquisition decision and related purchase accounting. All in-process research and development projects acquired as a result of the Oncormed acquisition have been incorporated in our existing products or technologies.

      Although we have substantially completed the projects, we cannot assure you that products or technologies resulting from those projects will achieve commercial success. If these products or technologies are not successfully developed or commercially successful, future results of operations of ours may be adversely affected.

Results of Operations

Years ended December 31, 1999 and 1998

      Revenues increased to $19.2 million in 1999, from $13.2 million in 1998. The increase in revenues primarily resulted from the expansion of our relationships with Japan Tobacco and Procter & Gamble in late 1998 and the addition of new custom database customers. Payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenues for

1999, and payments from each of Aventis CropScience, Japan Tobacco, Organon and Procter & Gamble accounted for 10% or more of revenues for 1998.

      Research and development expenses increased $13.0 million to $29.6 million in 1999 from $16.6 million in 1998 and was primarily attributable to approximate increases of $5.4 million in research agreement expenses, $2.7 million in laboratory supplies, and $2.4 million in personnel expenses. This increase primarily relates to our efforts in building our GeneExpress database suite which started in March 1999, expansion of our custom database and bioinformatics software businesses to accommodate new and expanded relationships with customers, and further development of our Flow-thru Chip program. We expect research and development expenses to increase as we expand our GeneExpress database suite and maintain new and expanding custom database development programs with customers.

      General and administrative expenses increased to $9.2 million in 1999 from $7.6 million in 1998. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. For 1999 as compared to 1998, the increase of $1.6 million was primarily attributable to an approximate increase of $1.1 million in personnel expenses. This increase largely relates to the expansion of our business development efforts, marketing costs of new products, and other general costs necessary to support the expansion of our operations. We expect that general and administrative expenses will increase as we expand our product offerings and our sales and marketing efforts.

      Amortization of goodwill increased to $1.5 million in 1999 from $0.4 million in 1998, as a result of the acquisition of Oncormed in September 1998.

      Acquired in-process research and development was $35.2 million in 1998, as a result of the non-recurring charge for the acquisition of Oncormed in September 1998.

      Net interest income decreased to $0.7 million in 1999 from $1.8 million in 1998 primarily due to smaller cash and investment balances as a result of funding our operating losses in 1999 and additional interest expense paid on equipment loans.

Years ended December 31, 1998 and December 31, 1997

      Revenues increased to $13.2 million in 1998 from $2.0 million in 1997. The increase in revenues resulted primarily from a full-year of custom database development activities under existing customer relationships in addition to new and expanded relationships in 1998. Payments from each of Aventis CropScience, Japan Tobacco, Organon and Procter & Gamble accounted for 10% or more of revenues for 1998, and payments from each of Procter & Gamble and Japan Tobacco accounted for 10% or more of revenues for 1997.

      Research and development expenses increased to $16.6 million in 1998 from $6.1 million in 1997. Excluding the increase in research and development costs of approximately $0.8 million as a result of our acquisition of Oncormed, the remaining increase in research and development expenses was primarily attributable to approximate increases of $4.6 million in personnel expenses, $1.0 million in research agreement expenses and $1.0 million in facility costs. We also had general increases in laboratory supplies and depreciation expense. During 1998, we further expanded our custom database and bioinformatics software businesses and our Flow-thru Chip development program.

      General and administrative expenses increased to $7.6 million in 1998 from $3.8 million in 1997. Excluding the increase in general and administrative expenses of approximately $0.5 million as a result of our acquisition of Oncormed, the remaining increase in general and administrative expenses was primarily attributable to approximate increases of $1.2 million in personnel expenses, $0.5 million in amortization of deferred compensation on stock options and $0.5 million in facility costs. We also had general increases in costs due to becoming a public company and depreciation expense. In 1998, we continued to expand our operations and business development efforts.

      Amortization of goodwill was $0.4 million in 1998 as a result of the acquisition of Oncormed.

      Acquired in-process research and development was $35.2 million in 1998, as a result of the non-recurring charge for the acquisition of Oncormed in September 1998.

      Net interest income increased to $1.8 million in 1998 from $0.7 million in 1997 due to a full-year of investment income in 1998 relating to the investment of proceeds from our 1997 private placement of equity securities and initial public offering.

Years ended December 31, 1997 and December 31, 1996

      Revenue under agreements with customers was approximately $2.0 million in 1997. We received no revenues in 1996. Substantially all of our 1997 revenues were from Procter & Gamble and Japan Tobacco. Revenues from other sources were not material.

      Research and development expenses increased to $6.1 million in 1997 from $1.7 million in 1996. The increase in research and development expenses was primarily attributable to approximate increases of $1.9 million in personnel expenses, $0.9 million in laboratory supplies and $0.5 million in depreciation expense as a result of our expanding our custom database and bioinformatics software businesses and our Flow-thru Chip development program.

      General and administrative expenses increased to $3.8 million in 1997 from $1.3 million in 1996. The increase in general and administrative expenses was primarily attributable to approximate increases of $0.7 million in personnel expenses, $0.4 million in legal costs and $0.2 million in facility costs in connection with the overall scale-up of our operations and business development efforts and $0.3 million in amortization of deferred compensation on stock options.

      Net interest income increased to $0.7 million in 1997 from $0.2 million in 1996. The increase was primarily due to the larger cash and investment balance on hand during 1997 as a result of private placements of equity securities and the completion of our initial public offering.

Liquidity and Capital Resources

      From inception through December 31, 1999, we financed our operations through the sale of equity securities, payments under agreements with customers, and equipment and tenant improvement financing. As of December 31, 1999, we had obtained $0.8 million of capital lease financing and $6.3 million under equipment and tenant improvement loans. As of December 31, 1999, we had approximately $12.4 million in cash and marketable securities, compared to $31.0 million as of December 31, 1998.

      Net cash used in operating activities was $14.3 million in 1999 compared to $10.2 million in 1998. We primarily used cash during 1999 and 1998 to fund our operating losses in addition to expenditures relating to inventory and intangibles and other assets.

      Inventory increased $1.6 million during 1999 as a result of purchases of Affymetrix GeneChips® used in the production of gene expression information associated with our GeneExpress database suite which we began developing in March 1999. We maintain inventory levels based on anticipated usage which is expected to increase in 2000.

      During 1999 and 1998, we had expenditures relating to intangibles and other assets of approximately $1.8 million and $1.0 million, respectively. These expenditures were primarily for software development costs, patent costs and license fees. Beginning in 1999, we capitalized certain software development costs incurred in developing certain products upon the demonstration of technological feasibility. We recorded capitalized software costs of $1.2 million as of December 31, 1999. Software development costs are amortized to research and development expense over three years using the straight-line method. We commenced amortization of such costs upon the completion of the first commercial version of the GeneExpress database suite in November 1999. In addition, our patent costs are amortized to research and development expense over the useful life of the underlying patent upon issuance. License fees are amortized to research and development expense over periods of one to seventeen years. These expenditures are necessary and are expected to increase as a result of continuing efforts to further enhance the GeneExpress database suite, protect our intellectual property and to secure rights to current technology.

      Under an agreement with Therapeutic Genomics, Inc., we received convertible preferred stock in 1999. We account for this long-term investment under the cost method of accounting, as we hold less than 10% of TGI’s voting stock outstanding under such arrangement and do not exert significant influence over TGI.

      Our investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted of capital expenditures, which totaled $3.2 million and $6.9 million in 1999 and 1998, respectively, cash outlays of $2.6 million as a result of the acquisition of Oncormed in 1998 and the issuance of promissory notes to three of our officers totaling $0.8 million in 1999. The decrease in capital expenditures from year to year was primarily due to the funding of tenant improvements and furniture purchases in the first quarter of 1998 relating to the completion of our new facility. In February 2000, two notes aggregating $0.6 million plus accrued interest to date were repaid.

      Net cash used in financing activities was $0.2 million in 1999 compared to net cash provided by financing activities of $4.1 million in 1998. During 1999, we obtained $0.4 million to finance tenant improvements compared to $4.7 million of equipment financing received during 1998. The cash obtained in these periods was offset by increased repayments under equipment loans and capital lease obligations during 1999.

      In June 1998, we entered into a $5.0 million loan agreement for the financing of laboratory, computer and office equipment. At December 31, 1999, we had borrowed approximately $4.8 million. In November 1999, we entered into a capital lease to purchase laboratory equipment for $0.3 million. We may terminate the lease during the first six months of its term.

      In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplies its GeneChip probe arrays to us for the development of gene expression databases. Under the terms of the agreement, we will pay Affymetrix subscription fees for access to the probe arrays, purchase the probe arrays and related instrumentation and software, and pay royalties to Affymetrix on revenues generated from certain database subscriptions fees. Our commitments under other research and license agreements do not represent a significant expenditure in relation to our total research and development expense.

      In September 1999 and January 2000, we signed amendments to a Collaboration and License Agreement we entered into in 1997 with Organon, one of our significant custom database customers. The amendments enable both parties to limit the scope and accelerate the date of termination of the original agreement. At the time of the amendment, we discontinued recognizing revenue related to the agreement, pending a determination by Organon whether to terminate the agreement. As amended, Organon can terminate our agreement effective as of September 15, 2000. In consideration for our agreement to allow early termination by Organon, which would result in the elimination of its obligation to provide future financial and other support for the collaboration, Organon agreed to grant us an exclusive perpetual license upon any such early termination for data developed pursuant to such agreement by Organon and us. We believe this data has significant value and would significantly enhance our GeneExpress database suite. If Organon terminates the agreement early, Organon must pay $2.0 million owed to us, $1.7 million of which has been previously recognized as revenue, and we must simultaneously purchase, for $2.0 million, the exclusive license. At this time, we believe it is unlikely that the agreement will be terminated as permitted by the amendment but cannot be certain of the ultimate outcome. If the agreement is not terminated, the parties will remain obligated to perform in accordance with the terms of the agreement, as amended.

      To date, all revenue received by us has been generated principally from our custom database customers and related software products. We expect that substantially all increases in revenue for the foreseeable future will come from subscribers to our GeneExpress database suite. Furthermore, our ability to achieve profitability will be dependent upon our ability to enter into additional arrangements with customers and successfully commercialize our GeneExpress database suite.

      On February 1, 2000, we completed a public offering of our common stock at $56.00 per share. We sold 4,680,000 shares, and received net proceeds of approximately $247.5 million.

      We believe that existing cash and marketable securities, borrowings under equipment financing arrangements and anticipated cash flow from operations will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involves risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” and the following:

•	progress of our discovery programs;

•	the number and breadth of these programs;

•	our ability to establish and maintain additional arrangements with customers, including additional subscriptions to the GeneExpress database suite;

•	the commercial success of the in-process technologies we acquired in our acquisition of Oncormed;

•	the progress of the development and commercialization efforts of our customers;

•	the level of our activities relating to our independent discovery programs and to the development and commercialization rights we retain in our arrangements with customers;

•	competing technological and market developments;

•	the costs associated with obtaining access to tissue samples and related information; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

      We could require additional financing in the future, which we may seek to raise through public or private equity offerings, debt financing or arrangements with additional customers. Additional financing or arrangements with additional customers may not be available when needed, or if available, we might not be able to obtain them on terms favorable to us and our stockholders. To the extent that we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, we may be required to:

•	curtail significantly one or more of our research and development programs;

•	obtain funds through arrangements with customers that may require us to relinquish rights to certain of our technologies, discoveries or potential products; or

•	grant licenses on terms that are not favorable to us.

New Pronouncement

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 is based upon existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for nonrefundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. We are currently evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company does not hold any financial instruments subject to significant market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company’s Consolidated Financial Statements and notes thereto, together with the Report of Independent Public Accountants thereon, appear at pages F-1 through F-22 of this Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 1999 (the “Proxy Statement”).

Identification of Executive Officers

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Management” in Part I, Item 1 of this Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Compliance with the Reporting Requirements of Section 16(a) of the Securities Exchange Act of 1934” contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Executive Compensation” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the information set forth in the section captioned “Certain Transactions” contained in the Proxy Statement.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

(a)2.  Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts

(a)3.  Index to Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws, as amended and restated.(1)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)
*10.2	Registrant’s 1997 Equity Incentive Plan(the “Stock Plan”).(1)
*10.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10.4	Form of Stock Option Grant Notice.(1)
*10.5	Registrant’s Employee Stock Purchase Plan and related offering document.(1)
*10.6	Registrant’s 1997 Non-Employee Directors’ Stock Option Plan, as corrected.(4)
*10.7	Form of Nonstatutory Stock Option under the Non-Employee Directors’ Stock Option Plan.(1)
*10.8	Stock Restriction Agreement, dated July 31, 1996, between the Registrant and Mark D. Gessler.(1)
*10.9	Stock Restriction Agreement, dated December 20, 1996, between the Registrant and Mark D. Gessler.(1)
*10.10	Stock Restriction Agreement, dated February 29, 1996, between the Registrant and Michael J. Brennan.(1)
10.11	Amended and Restated Investor Rights Agreement, dated July 15, 1997, between the Registrant and certain investors.(1)
*10.12	Employment Agreement, dated October 31, 1995, between the Registrant and Michael J. Brennan.(1)
*10.13	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Michael J. Brennan.(1)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)

Exhibit
Number	Description of Document

*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.16	Series A-1 Convertible Preferred Stock Purchase Warrant, dated August 1, 1995, issued to Oxford Bioscience Partners L.P.(1)
10.17	Series A-1 Convertible Preferred Stock Purchase Warrant, dated August 1, 1995, issued to Oxford Bioscience Partners(Bermuda) Limited Partnership.(1)
10.18	Warrant for the purchase of shares of Common Stock dated August 29, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10.19	Warrant, dated April 24, 1997, issued to Venture Lending & Leasing, Inc.(1)
10.20	Warrant issued to Hambrecht & Quist LLC.(1)
10.21	Lease Agreement, dated May 7, 1997, between Registrant and M.O.R. XVIII Associates Limited Partnership.(1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC, as amended.(1)
10.23	Warrant, dated April 15, 1997, between Registrant and Comdisco, Inc.(1)
10.24	Target Discovery Collaboration and License Agreement, dated May 27, 1997, between Registrant and Procter & Gamble Pharmaceuticals, Inc. (“Procter & Gamble”).(1)(A)
10.25	Promissory Note, dated May 27, 1997, between Registrant and Procter & Gamble.(1)(A)
10.26	Drug Target and Drug Lead Discovery Collaboration Agreement, dated September 9, 1997, between Registrant and Japan Tobacco Inc.(1)(A)
10.27	Share Purchase Agreement, dated September 9, 1997, between Registrant and Japan Tobacco Inc.(1)
10.28	License Agreement, dated May 22, 1996, between Registrant and Yale University.(1)(A)
10.29	Amendment, dated October 1, 1997, to the License Agreement between Registrant and Yale University.(1)(A)
10.30	Sole Commercial Patent License Agreement, dated June 15, 1997, between Registrant and Lockheed Martin Energy Research Company.(1)(A)
10.31	License Agreement, dated May 30, 1997, between Registrant and Dr. Kenneth L. Beattie.(1)(A)
10.32	Warrant, dated September 30, 1997, issued to Venture Lending & Leasing, Inc.(1)
10.33	Genomic Database Collaboration and License Agreement between Registrant and N.V. Organon dated as of December 31, 1997.(2)(B)
*10.38	Employment Agreement, dated February 17, 1997, between the Registrant and Daniel R. Passeri.(2)
*10.39	Amendment to Employment Agreement, dated July 9, 1997, between the Registrant and Daniel R. Passeri.(2)
10.44	Form of Affiliate Agreement.(3)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Douglas Dolginow, M.D.(7)
10.46	Loan Agreement, dated July 6, 1998, between Registrant and Oncormed, Inc.(3)
10.47	Collaboration Agreement, dated June 30, 1998, between Registrant and Hoechst Schering AgrEvo GmbH.(3)(C)
10.48	Letter Agreement, dated December 29, 1998, between Registrant and Japan Tobacco Inc.(5)(D)
10.49	Genomic Database Collaboration and License Agreement, dated December 30, 1998, between Registrant and Procter & Gamble, replacing that certain Target Discovery Collaboration and License Agreement, dated May 27, 1997 between Registrant and Procter & Gamble.(5)(D)
10.50	Agreement, dated January 1, 1999, between Registrant and Affymetrix, Inc.(6)(E)
*10.51	Promissory Note, dated April 14, 1999, between the Registrant and Michael J. Brennan.(7)

Exhibit
Number	Description of Document

*10.52	Promissory Note, dated April 14, 1999, between the Registrant and Mark D. Gessler.(7)
*10.53	Promissory Note, dated April 8, 1999 between the Registrant and Douglas Dolginow.(7)
*10.54	Pledge and Security Agreement, dated April 8, 1999, between the Registrant and Douglas Dolginow.(7)
*10.55	Executive Severance Plan, adopted March 19, 1999.(8)
10.56	First Amendment to Genomic Database Collaboration and License Agreement, executed September 1999, between Registrant and N.V. Organon.(8)(F)
10.57	Letter Agreement, dated September 28, 1999, between Registrant and Japan Tobacco, Inc.(8)(F)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.
11.1	Statement re: computation of per share loss.
21.1	List of Subsidiaries.(5)
23.1	Consent of Arthur Andersen LLP, Independent Public Accountants.
27.1	Financial Data Schedule.

*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference

(2)	Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1997, filed on March 31, 1998, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Registration Statement on Form S-4 (No. 333-60135), filed on July 29, 1998, as amended, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999, and incorporated herein by reference.

(A)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated November 20, 1997.

(B)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated May 8, 1998.

(C)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated August 21, 1998.

(D)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated June 1, 1999.

(E)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated July 16, 1999.

(F)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

(b)  Reports on Form 8-K

      During the quarter ended December 31, 1999, the Registrant did not file any reports on Form 8-K.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

GENE LOGIC INC.

By:	/s/ MICHAEL J. BRENNAN, M.D., PH.D.

Michael J. Brennan, M.D., Ph.D.
Chief Executive Officer and
Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MICHAEL J. BRENNAN (Michael J. Brennan, M.D., Ph.D.)	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2000
/s/ MARK D. GESSLER (Mark D. Gessler)	President, Chief Operating Officer, Secretary and Director	March 30, 2000
/s/ PHILIP L. ROHRER, JR. (Philip L. Rohrer, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2000
/s/ JULES BLAKE (Jules Blake, Ph.D.)	Director	March 30, 2000
/s/ CHARLES L. DIMMLER, III (Charles L. Dimmler III)	Director	March 30, 2000
/s/ G. ANTHONY GORRY (G. Anthony Gorry, Ph.D.)	Director	March 30, 2000
/s/ JEFFREY D. SOLLENDER (Jeffrey D. Sollender)	Director	March 30, 2000
/s/ ALAN G. WALTON (Alan G. Walton, Ph.D., D.Sc.)	Director	March 30, 2000

Gene Logic Inc.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Gene Logic Inc. and Subsidiary:

      We have audited the accompanying consolidated balance sheets of Gene Logic Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene Logic Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purposes of forming an opinion on the basic consolidated financial statements and schedule taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland

February 22, 2000

Gene Logic Inc.

Consolidated Balance Sheets

as of December 31, 1999 and 1998
(in thousands, except per share amounts)

	1999	1998

ASSETS

Current Assets:

Cash and cash equivalents	$5,294	$16,191

Marketable securities available-for-sale	7,152	14,791

Due from collaborators	3,549	3,779

Inventory	1,735	101

Prepaid expenses	822	741

Other current assets	1,335	875

Total Current Assets	19,887	36,478

Property and Equipment, net	10,527	10,189

Long-term Investment	1,000	—

Notes Receivable from Employees	735	—

Goodwill, net	5,725	7,249

Intangibles and Other Assets, net	3,292	1,650

Total Assets	$41,166	$55,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$4,506	$2,123

Accrued expenses	2,759	2,963

Accrued restructuring	—	184

Current portion of capital lease obligations	192	124

Current portion of long-term debt	1,335	1,292

Deferred revenue	5,672	3,219

Total Current Liabilities	14,464	9,905

Capital Lease Obligations	201	100

Long-Term Debt	2,862	3,789

Other Noncurrent Liabilities	571	484

Total Liabilities	18,098	14,278

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 1999 and 1998	—	—

Common stock, $.01 par value; 60,000,000 shares authorized; and 20,005,688 and 19,651,756 shares issued and outstanding as of December 31, 1999 and 1998, respectively	200	197

Additional paid-in capital	103,497	102,670

Deferred compensation on stock options, net	(2,488)	(3,986)

Accumulated other comprehensive loss	(3)	(46)

Accumulated deficit	(78,138)	(57,547)

Total Stockholders’ Equity	23,068	41,288

Total Liabilities and Stockholders’ Equity	$41,166	$55,566

The accompanying notes are an integral part of these consolidated balance sheets.

Gene Logic Inc.

Consolidated Statements of Operations

for the Years Ended December 31, 1999, 1998 and 1997
(in thousands, except per share amounts)

	1999	1998	1997

Revenues	$19,202	$13,197	$2,047

Expenses:

Research and development	29,570	16,605	6,061

General and administrative	9,194	7,552	3,825

Acquired in-process research and development	—	35,196	—

Amortization of goodwill	1,524	381	—

Total expenses	40,288	59,734	9,886

Loss from operations	(21,086)	(46,537)	(7,839)

Interest Income, net	685	1,844	745

Other Income (Expense)	30	(80)	—

Loss before income tax expense	(20,371)	(44,773)	(7,094)

Income Tax Expense	220	100	100

Net loss	(20,591)	(44,873)	(7,194)

Accretion of Mandatory Redemption Value of Preferred Stock	—	—	1,286

Net loss attributable to common stockholders	$(20,591)	$(44,873)	$(8,480)

Basic and Diluted Net Loss Per Common Share	$(1.04)	$(2.86)	$(3.97)

Shares Used in Computing Basic and Diluted Net Loss Per Common Share	19,833	15,681	2,138

The accompanying notes are an integral part of these consolidated statements.

Gene Logic Inc.

Consolidated Statements of Stockholders’ Equity

for the Years Ended December 31, 1999, 1998 and 1997
(in thousands, except number of shares)

			Stockholders’ Equity

	Preferred Stock

			Common Stock				Accumulated
	Number				Additional		Other
	of		Number	Par	Paid-In	Deferred	Comprehensive	Accumulated
	Shares	Amount	of Shares	Value	Capital	Compensation	Loss	Deficit

Balance at December 31, 1996	4,836,742	$10,472	692,733	$7	$13	$—	$(13)	$(4,194)

Issuance of Series C Convertible Preferred Stock, net of issuance costs	4,444,443	19,117	—	—	—	—	—	—

Cancellation of common stock	—	—	(55,000)	(1)	(8)	—	—	—

Issuance of common stock in connection with exercise of stock options	—	—	152,943	2	22	—	—	—

Issuance of common stock	—	—	425,000	4	3,003	—	—	—

Issuance of warrants	—	—	—	—	43	—	—	—

Accretion of mandatory redemption value of preferred stock	—	1,286	—	—	—	—	—	(1,286)

Conversion of preferred stock to common stock in connection with initial public offering	(9,281,185)	(30,875)	9,281,185	93	30,782	—	—	—

Issuance of common stock in connection with initial public offering, net of issuance costs	—	—	3,347,000	33	23,911	—	—	—

Issuance of common stock in connection with exercise of warrants	—	—	55,389	1	219	—	—	—

Net change in unrealized losses from marketable securities	—	—	—	—	—	—	11	—

Deferred compensation from stock options	—	—	—	—	6,897	(6,897)	—	—

Amortization of deferred compensation	—	—	—	—	—	619	—	—

Net loss	—	—	—	—	—	—	—	(7,194)

Comprehensive loss	—	—	—	—	—	—	—	—

Balance at December 31, 1997	—	—	13,899,250	139	64,882	(6,278)	(2)	(12,674)

Issuance of common stock in connection with exercise of stock options	—	—	875,636	9	197	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	27,290	—	140	—	—	—

Issuance of common stock in connection with acquisition of Oncormed, Inc	—	—	4,849,580	49	38,166	—	—	—

Net changes in unrealized losses from marketable securities	—	—	—	—	—	—	(44)	—

Write-off of cancelled stock options	—	—	—	—	(715)	715	—	—

Amortization of deferred compensation	—	—	—	—	—	1,577	—	—

Net loss	—	—	—	—	—	—	—	(44,873)

Comprehensive loss	—	—	—	—	—	—	—	—

Balance at December 31, 1998	—	—	19,651,756	197	102,670	(3,986)	(46)	(57,547)

Issuance of common stock in connection with exercise of stock options	—	—	249,860	2	498	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	62,766	1	269	—	—	—

Issuance of common stock in connection with exercise of warrants	—	—	41,306	—	—	—	—	—

Issuance of stock options to consultants	—	—	—	—	60	—	—	—

Net changes in unrealized losses from marketable securities	—	—	—	—	—	—	43	—

Amortization of deferred compensation	—	—	—	—	—	1,498	—	—

Net loss	—	—	—	—	—	—	—	(20,591)

Comprehensive loss	—	—	—	—	—	—	—	—

Balance at December 31,1999	—	$—	20,005,688	$200	$103,497	$(2,488)	$(3)	$(78,138)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Comprehensive
Loss

Balance at December 31, 1996

Issuance of Series C Convertible Preferred Stock, net of issuance costs

Cancellation of common stock

Issuance of common stock in connection with exercise of stock options

Issuance of common stock

Issuance of warrants

Accretion of mandatory redemption value of preferred stock

Conversion of preferred stock to common stock in connection with initial public offering

Issuance of common stock in connection with initial public offering, net of issuance costs

Issuance of common stock in connection with exercise of warrants

Net change in unrealized losses from marketable securities	$11

Deferred compensation from stock options

Amortization of deferred compensation

Net loss	(7,194)

Comprehensive loss	$(7,183)

Balance at December 31, 1997

Issuance of common stock in connection with exercise of stock options

Issuance of common stock in connection with Employee Stock Purchase Plan

Issuance of common stock in connection with acquisition of Oncormed, Inc

Net changes in unrealized losses from marketable securities	$(44)

Write-off of cancelled stock options

Amortization of deferred compensation

Net loss	(44,873)

Comprehensive loss	$(44,917)

Balance at December 31, 1998

Issuance of common stock in connection with exercise of stock options

Issuance of common stock in connection with Employee Stock Purchase Plan

Issuance of common stock in connection with exercise of warrants

Issuance of stock options to consultants

Net changes in unrealized losses from marketable securities	$43

Amortization of deferred compensation

Net loss	(20,591)

Comprehensive loss	$(20,548)

Balance at December 31,1999

The accompanying notes are an integral part of these consolidated statements.

Gene Logic Inc.

Consolidated Statements of Cash Flows

for the Years Ended December 31, 1999, 1998 and 1997
(in thousands)

	1999	1998	1997

Cash Flows From Operating Activities:

Net loss	$(20,591)	$(44,873)	$(7,194)

Adjustments to reconcile net loss to net cash flows from operating activities:

Acquired in-process research and development	—	35,196	—

Amortization of goodwill	1,524	381	—

Depreciation and amortization	3,391	1,760	632

Amortization of deferred compensation	1,498	1,577	619

Issuance of stock options to consultants	60	—	—

Cancellation of notes receivable	—	—	95

Loss on disposal of property and equipment	—	80	—

Amount due under research agreement	—	—	48

Changes in operating assets and liabilities (net of effects of acquisition):

Due from collaborators	230	(2,706)	(1,000)

Inventory	(1,634)	(101)	—

Prepaid expenses	(81)	(193)	(444)

Other current assets	(417)	67	(823)

Intangibles and other assets	(1,842)	(971)	(642)

Accounts payable	2,383	1,401	90

Accrued expenses	(204)	450	373

Accrued restructuring	(184)	(1,163)	—

Deferred revenue	1,453	(1,247)	4,436

Other noncurrent liabilities	87	118	408

Net Cash Flows From Operating Activities	(14,327)	(10,224)	(3,402)

Cash Flows From Investing Activities:

Purchases of property and equipment	(3,229)	(6,873)	(3,069)

Increase in notes receivable from employees	(778)	—	—

Payment of acquisition costs, net of cash acquired	—	(755)	—

Pre-acquisition advances to Oncormed, Inc	—	(1,843)	—

Purchase of marketable securities available-for-sale	—	(14,737)	—

Proceeds from sale and maturity of marketable securities available-for-sale	7,682	—	4,447

Net Cash Flows From Investing Activities	3,675	(24,208)	1,378

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	770	346	30,019

Proceeds from issuance of preferred stock	—	—	20,000

Payments for stock issuance costs	—	—	(3,714)

Proceeds from equipment loans	—	4,765	1,084

Proceeds from note payable	425	—	—

Proceeds from financing agreement	—	—	281

Repayments of financing agreement	(98)	(183)	—

Repayments of capital lease obligations and equipment loans	(1,342)	(827)	(261)

Net Cash Flows From Financing Activities	(245)	4,101	47,409

Net (Decrease) Increase in Cash and Cash Equivalents	(10,897)	(30,331)	45,385

Cash and Cash Equivalents, beginning of period	16,191	46,522	1,137

Cash and Cash Equivalents, end of period	$5,294	$16,191	$46,522

Supplemental Disclosure:

Interest paid	$415	$271	$97

Non-Cash Transactions:

Issuance of common stock in acquisition	$—	$38,215	$—

Equity investment	$1,000	$—	$—

Equipment acquired under capital lease	$300	$—	$—

Issuance of warrants to lessor	$—	$—	$43

The accompanying notes are an integral part of these consolidated statements.

Gene Logic Inc.

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997

Note 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

      Gene Logic Inc. (the “Company”) was incorporated in Delaware on September 22, 1994. The Company, a leading provider of genomic information, is enabling the discovery and development of pharmaceutical, biotechnology and life science products through the systematic and industrialized application of genomics. The Company markets two types of gene expression database products to the global pharmaceutical, healthcare and life science industries: its custom databases and related software products and its new GeneExpress™ reference database suite. The Company’s genomic information products combine sophisticated data management software tools with large-scale gene expression information, which specifies the degree to which genes are active in a broad range of normal, diseased and treated conditions. This combination enables scientists to produce new biological knowledge by integrating this proprietary gene expression information with their own in-house data, as well as with the gene sequence and other biological information publicly available on the Internet. The Company’s broad range of genomics information products enables customers to accelerate the discovery and development process of new drugs, diagnostics and agricultural products.

Principles of Consolidation

      The consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

      In September 1998, the Company’s wholly owned subsidiary, Gene Logic Acquisition Corp., merged with Oncormed, Inc. (“Oncormed”), a publicly traded genomics company, and issued 4,849,580 (reduced for fractional shares) shares of the Company’s Common Stock. The acquisition of Oncormed has been accounted for as a purchase, and the consolidated financial statements herein reflect the inclusion of the operating results of Gene Logic Acquisition Corp. since the acquisition date.

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

Comprehensive Loss

      The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). Comprehensive income is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. The Company’s comprehensive loss includes

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

unrealized holding losses from marketable securities available-for-sale for the years ended December 31, 1999, 1998 and 1997, is comprised of:

	1999	1998	1997

Net loss	$(20,591)	$(44,873)	$(7,194)

Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on marketable securities	43	(46)	(4)

Less — Reclassification adjustment for losses	—	2	15

Total other comprehensive income (loss)	43	(44)	11

Comprehensive loss	$(20,548)	$(44,917)	$(7,183)

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

Cash and Cash Equivalents

      Cash and cash equivalents are defined as liquid investments with original maturities of 90 days or less that are readily convertible into cash. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31, 1999 and 1998, are comprised of:

	1999	1998

	(in thousands)

Cash	$1,607	$1,077

Corporate commercial paper	3,687	15,114

Total	$5,294	$16,191

Marketable Securities Available-for-Sale

      All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of Affymetrix GeneChips® used in the production of gene expression information associated with the Company’s GeneExpress database suite. At December 31, 1999 and 1998, inventory is classified as raw materials.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Property and Equipment

      Property and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures	10 years

Computers and office equipment	1-5 years

Lab equipment	5 years

      Equipment under capital leases and leasehold improvements are depreciated and amortized over their useful lives, or the term of the lease, whichever is shorter.

Long-Term Investment

      Under an agreement with Therapeutic Genomics, Inc. (“TGI”), the Company received convertible preferred stock in 1999. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of TGI’s voting stock outstanding under such arrangement and does not exert significant influence over TGI (See Note 16).

Goodwill

      Goodwill, from the acquisition of Oncormed, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $1.5 million and $381,000 for the years ended December 31, 1999 and 1998, respectively. Accumulated amortization of goodwill was $1.9 million and $381,000 as of December 31, 1999 and 1998, respectively.

Intangibles and Other Assets

      Intangibles and other assets consists primarily of software development costs, patent costs, trademarks and licenses. Patent costs, trademarks and licenses are being amortized over periods of approximately five to seventeen years. Accumulated amortization relating to these intangibles and other assets was $276,000 and $115,000 as of December 31, 1999 and 1998, respectively. The Company’s success is heavily dependent upon its proprietary technologies. The Company depends upon a combination of patents, trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various other security measures to protect its technology rights.

      In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” beginning in 1999 the Company has capitalized certain software development costs incurred in developing certain products upon the demonstration of technological feasibility. The Company recorded capitalized software costs of $1.2 million as of December 31, 1999. Software development costs are being amortized over three years using the straight-line method. Amortization of such costs commenced upon the completion of the first commercial version of the GeneExpress database suite in November 1999. Amortization expense was $40,000 for the year ended December 31, 1999. Accumulated amortization of software development costs was $40,000 at December 31, 1999.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Research and Development

      Research and development costs are charged to operations when incurred or acquired (See Note 7).

Revenue Recognition

      Technology and database access fees are recognized evenly over the term of the Company’s collaboration agreements. Revenues from research and development support are recognized when they are earned and is ordinarily when the work is performed or costs are incurred. Milestone payments are recognized as revenue in accordance with the applicable performance requirements and contractual terms. Revenues from pharmacogenomic services are recognized upon completion of the services. Subscription fees to the GeneExpress database suite are recognized evenly over the term of the subscription. Revenues for such amounts are deferred until earned.

      Nonrefundable upfront payments received for the value of data purchased, transferred technology or other contractual rights that are not contingent upon future performance under the terms of the collaboration agreements are recognized as revenue when earned. Under collaboration agreements in which the Company creates a research database in exchange for a fixed fee, revenues from such collaborations are recognized on the percentage-of-completion method.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 is based upon existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for nonrefundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently in the process of evaluating SAB 101 and what effect it may have on the Company’s financial statements. Accordingly, the Company has not determined whether SAB 101 will have a material impact on the financial position or results of operations of the Company.

Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Basic and Diluted Net Loss Per Common Share

      Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from all outstanding stock options and warrants are excluded from the computation, as their effect is antidilutive.

Stock Option Plans

      Prior to January 1, 1996, the Company’s policy was to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Issued to Employees” (“APB Opinion No. 25”), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and warrants granted.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

Note 2 — Marketable Securities

      The following is a summary of the Company’s investment portfolio as of December 31, 1999 and 1998:

		Gross
	Amortized	Unrealized	Fair
	Cost	Losses	Value

	(in thousands)
December 31, 1999

Corporate commercial bonds	$7,155	$(3)	$7,152

Government securities	—	—	—

Total	$7,155	$(3)	$7,152

December 31, 1998

Corporate commercial bonds	$13,324	$(46)	$13,278

Government securities	1,513	—	1,513

Total	$14,837	$(46)	$14,791

      At December 31, 1999, all marketable securities had maturities greater than one year, but less than eighteen months. As of December 31, 1999 and 1998, all of the Company’s investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions.

Note 3 — Notes Receivable from Employees

      During April 1999, the Company issued promissory notes to three officers of the Company totaling $750,000 to offset tax liabilities for unrealized capital gains resulting from stock option exercises. One of the notes is required to be repaid in four equal annual installments together with accrued interest. The other two notes are due and payable in April 2004. All promissory notes bear interest at 5.25% and are collaterally secured. At December 31, 1999, the Company estimates the total fair value of such promissory

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 3 — Notes Receivable from Employees — (Continued)

notes to approximate $663,000 using a discounted cash flow analysis. In February 2000, two notes aggregating $600,000 plus accrued interest to date were repaid.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 4 — Property and Equipment

      Property and equipment includes the following as of December 31, 1999 and 1998:

	1999	1998

	(in thousands)

Furniture and fixtures	$998	$969

Computers and office equipment	5,499	4,055

Lab equipment	5,998	4,403

Lab equipment under capital leases	771	471

Leasehold improvements	2,720	2,571

	15,986	12,469

Less — Accumulated depreciation	(5,459)	(2,280)

Property and Equipment, net	$10,527	$10,189

      Depreciation expense was $3,191,000, $1,664,000 and $616,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 5 — Accrued Expenses

      Accrued expenses consists of the following as of December 31, 1999 and 1998:

	1999	1998

	(in thousands)

Property additions	$78	$1,036

Professional fees	781	757

Payroll, taxes and benefits	1,788	1,128

Consulting	112	42

Total	$2,759	$2,963

Note 6 — License Arrangements

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

Note 7 — Acquisition

      On September 28, 1998, the merger (the “Merger”) of Gene Logic Acquisition Corp., a wholly owned subsidiary of the Company, and Oncormed, a publicly held genomics company providing pharmacogenomic services and developing databases for use primarily in pharmaceutical research and development, was completed. As a result of the Merger, Gene Logic Acquisition Corp. is the surviving corporation and Oncormed has ceased to exist. In connection with the Merger, the Company issued 4,849,580 (reduced for fractional shares) shares of its Common Stock in exchange for all of the capital stock of Oncormed. In addition, outstanding warrants for shares of Oncormed were converted into warrants for the Company’s Common Stock at exercise prices ranging from $14.77 to $28.89 per share. No value has been included in the purchase price allocation for the warrants assumed because their value, calculated

F-13

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Acquisition — (Continued)

using the Black-Scholes model, is immaterial. All outstanding Oncormed preferred stock was converted into Common Stock of the Company upon the consummation of the Merger, and no stock options were assumed by the Company in the Merger.

      The Merger has been accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $7.6 million, will be amortized on a straight-line basis over five years. Allocations were made to certain intangible assets, including work force, and to “in-process research and development” consisting of technologies which had not reached technological feasibility and had no alternative future use, including in-process technologies relating to genomic databases and pharmacogenomics. The write-off of in-process research and development resulted in a non-recurring charge to the Company’s operating results of $35.2 million, or $2.24 per share basic and diluted for the year ended December 31, 1998. The amount charged to earnings was determined by estimating the costs to develop the in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these projects are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

Note 8 — Accrued Restructuring

      In connection with the Merger, the Company recorded a restructuring liability of approximately $1.6 million to integrate Oncormed into the Company following the acquisition. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no on-going economic value to the Company. The restructuring liability consisted of $373,000 in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs, including the termination of a certain agreement with Incyte Pharmaceuticals, Inc. (“Incyte”) in which the Company repaid $924,000 that had been prepaid by Incyte. This liability has been included in the purchase price allocation performed in connection with the Merger. The restructuring activities were substantially completed in 1999.

      The following table details the major components of the restructuring liability relating to the Oncormed acquisition:

		Contract
		Termination
	Personnel	Costs	Total

	(in thousands)

Restructuring Liability	$373	$1,224	$1,597

1998 Activity	(239)	(1,174)	(1,413)

Balance at December 31, 1998	134	50	184

1999 Activity	(134)	(50)	(184)

Balance at December 31, 1999	$—	$—	$—

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 9 — Collaboration Agreements

      As of December 31, 1999, the Company had one subscription agreement for its GeneExpress database suite and twelve collaboration agreements for custom gene expression and other genomic databases and data management software of which eleven are major pharmaceutical and life science technology companies and one is a major agricultural company. Five of these agreements provide the Company with various technology and database access fees, research funding and upfront payments. These five agreements provide for additional payments upon attainment of research and product development milestones and royalty payments based on sales of any products that result from use of the Company’s technology or proprietary database information. The Company also has a collaboration agreement with a pharmaceutical company for the development of a database for predicting drug toxicity. Under the agreement, the Company may license the database and other products developed pursuant to the agreement to third party customers. In addition, the Company has agreements with a major pharmaceutical company and a life science technology company for bioinformatic software, database development, and data integration. Under those agreements, we receive annual software license fees and development fees. The Company has four additional agreements with major pharmaceutical companies in which the Company receives fees for gene expression and genomic analysis of samples for the profiling of drugs both at the preclinical and clinical trial stages of development.

      The Company’s collaboration agreements can provide the right for early termination. The loss of revenues from any individual collaboration, if terminated, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      In September 1999 and January 2000, the Company signed amendments to a Collaboration and License Agreement entered into in 1997 with Organon, a significant custom database customer. The amendments enable both parties to limit the scope and accelerate the date of termination of the original agreement. At the time of the amendment, the Company discontinued recognizing revenue related to the agreement, pending a determination by Organon whether to terminate the agreement. As amended, Organon can terminate the agreement effective as of September 15, 2000. In consideration to allow early termination by Organon, which would result in the elimination of its obligation to provide future financial and other support for the collaboration, Organon agreed to grant the Company an exclusive perpetual license upon any such early termination for data developed pursuant to such agreement. Management believes this data has significant value and would significantly enhance the Company’s GeneExpress database suite. If Organon terminates the agreement early, Organon must pay $2.0 million owed to the Company, $1.7 million of which has been previously recognized as revenue, and the Company must simultaneously purchase, for $2.0 million, the exclusive license. At this time, management believes it is unlikely that the agreement will be terminated as permitted by the amendment but cannot be certain of the ultimate outcome. If the agreement is not terminated, the parties will remain obligated to perform in accordance with the terms of the agreement, as amended.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 10 — Income Taxes

      The actual income tax expense for the years ended December 31, 1999, 1998 and 1997, is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	1999	1998	1997

	(in thousands)

Tax benefit at federal statutory rate	$(7,001)	$(15,223)	$(2,412)

State income taxes, net of federal income tax effect	(949)	(2,069)	(326)

Acquired in-process research and development	—	13,593	—

Other	691	566	2

Net operating loss valuation adjustment	(2,058)	—	—

Increase in valuation allowance	9,537	3,233	2,836

Income tax expense	$220	$100	$100

      The tax effect of cumulative temporary differences at December 31, 1999, 1998 and 1997, follows:

	1999	1998	1997

	(in thousands)

Deferred Tax Assets:

Japanese withholding	$—	$200	$100

Tax carryforwards	28,407	18,668	4,066

Start-up costs	129	221	312

Accrued vacation	160	117	39

Other	909	830	—

	29,605	20,036	4,517

Less — Valuation allowance	(29,148)	(19,611)	(4,313)

Net deferred tax assets	$457	$425	$204

Deferred Tax Liabilities:

Depreciation	$247	$186	$118

Prepaid expenses	16	10	45

Capital leases	143	95	41

Other	51	134	—

Net deferred tax liabilities	$457	$425	$204

      At December 31, 1999, Net Operating Losses (“NOLs”) carryforwards for income tax purposes are approximately $71.3 million, including approximately $30.0 million related to Oncormed prior to the Merger. The Company also has research and development tax credit carryforwards of approximately $888,000 as of December 31, 1999. The carryforwards, if not utilized, will expire in increments from 2008 through 2019. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs will ever be fully utilized. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 11 — Long-Term Debt

      Long-term debt at December 31, 1999 and 1998, consists of the following:

	1999	1998

	(in thousands)

Equipment loans:

Variable rate equipment loan	$3,383	$4,304

9.0% equipment loan	405	679

Other	409	98

	4,197	5,081

Less — Current portion	(1,335)	(1,292)

Total long-term debt	$2,862	$3,789

      As of December 31, 1999, principal payments on long-term debt are as follows (in thousands):

Year ending December 31,

2000	$1,335

2001	1,232

2002	1,331

2003	40

2004	42

2005 and thereafter	217

$4,197

      In June 1999, the Company and the Maryland Economic Development Corporation (“MEDCO”) entered into a Loan Agreement (the “MEDCO Loan”) for the financing of the Company’s tenant improvements related to its office and research laboratory or facility. The Company borrowed $425,000 under this agreement, bearing interest at 5.0% per annum. The MEDCO Loan will be repaid in equal quarterly installments over ten years beginning in September 1999; however, the unpaid principal and interest may be due upon demand if the Company relocates its corporate headquarters outside of Montgomery County, Maryland. The Company granted MEDCO a security interest collateralized by certain furniture.

      In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. At December 31, 1999, the Company has borrowed approximately $4.8 million, bearing interest ranging from 7.6% to 8.8%. The loan agreement will be repaid in 48 equal monthly installments including a 15.0% balloon payment at the end of the term. The Company granted the lender a security interest, collateralized by all the equipment and fixtures acquired under the loan.

      In March 1997, the Company entered into a loan agreement for the purchase of laboratory and computer equipment. The Company borrowed approximately $1.1 million under this agreement, bearing interest at 9.0%. The loan will be repaid in 48 equal monthly installments. The Company has granted the lender a security interest, collateralized by all of the equipment and fixtures acquired under the loan. In conjunction with the agreement, the Company granted warrants to the lender to purchase 30,051 shares of the Company’s Series B Convertible Preferred Stock at an exercise price of $2.20 per share. Such warrants were exercised in February 2000.

      Interest expense was $415,000, $271,000 and $97,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 12 — Stockholders’ Equity

      During November 1997, the Company completed an initial public offering (“IPO”) of 3,000,000 shares of common stock at a price of $8 per share. In December 1997, the underwriters exercised their over-allotment option on an additional 347,000 shares. Net proceeds of the IPO (not including a concurrent Japan Tobacco Inc. (a collaboration customer) investment of $3.0 million), after underwriting commissions and expenses, were approximately $23.9 million. Concurrent with the IPO, a note receivable of $50,000 plus interest from an officer of the Company was forgiven, the vesting of certain options was accelerated and the authorized capital stock of the Company was increased to 60,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      In October 1996, an officer of the Company resigned. In January 1997, in connection with the resignation, the 55,000 shares of the Company’s common stock held by the officer were canceled in satisfaction of the $50,000 note receivable and accrued interest obligation from the officer to the Company.

      Four series of mandatory redeemable preferred stock have been issued: Series A Convertible Preferred Stock (“Series A”), Series A-1 Convertible Preferred Stock (“Series A-1”), Series B Convertible Preferred Stock (“Series B”) and Series C Convertible Preferred Stock (“Series C”).

      During July 1997, the Company sold 4,444,443 shares of Series C stock for net proceeds of approximately $19.1 million. The Company also issued a warrant for an additional 48,889 shares of Series C stock at an exercise price of $4.50. At the time of issuance, the fair value of this warrant, approximately $118,000, was recorded as Series C stock on the Company’s balance sheet. The fair value of this warrant was calculated using the Black-Scholes option pricing model using the same assumptions used for options granted during the period (see Note 15). This warrant was exercised by the warrantholder concurrent with the Company’s IPO.

      All outstanding shares of preferred stock were converted to common stock in conjunction with the Company’s IPO on a one-to-one basis.

Note 13 — Commitments and Contingencies

Operating Lease

      During 1997, the Company entered into an operating lease for a new laboratory and corporate headquarters facility with a lease term of ten years. In addition, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $5.40 per share in connection with the lease. The fair value of the warrant, approximately $43,000, is being recorded as rent expense over the term of the lease. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the same assumptions used for options granted during the period (see Note 15). This warrant was exercised by the lessor concurrent with the Company’s IPO.

      The Company has also entered into additional operating leases in Gaithersburg, Maryland, Berkeley, California and Omaha, Nebraska with varying terms expiring through 2004.

      Certain leases obligate the Company to pay building operating costs and also contain renewal provisions.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Commitments and Contingencies — (Continued)

      Future minimum lease payments on these operating leases as of December 31, 1999, are as follows (in thousands):

Year ending December 31,

2000	$2,021

2001	1,743

2002	1,689

2003	1,733

2004	1,684

2005 and thereafter	4,799

$13,669

      Rent expense for the years ended December 31, 1999, 1998 and 1997, was $1,813,000, $1,544,000 and $239,000, respectively.

Capital Leases

      During 1999, the Company entered into a capital lease to purchase laboratory equipment for $300,000. Accumulated amortization for this equipment was $8,000 at December 31, 1999. Payments during the year ended December 31, 1999 totaled $10,000. The Company may terminate the lease during the first six months of its term.

      During 1996, the Company entered into a capital lease to purchase equipment for $471,000. Accumulated amortization for this equipment was $386,000 and $269,000 at December 31, 1999 and 1998, respectively. Payments during the years ended December 31, 1999 and 1998, totaled $137,000 and $115,000, respectively. In conjunction with this lease agreement, the Company granted a warrant to the lessor to purchase 13,636 shares of the Company’s Series B Convertible Preferred Stock at an exercise price of $2.20 per share. Such warrant was exercised in 1999 (see Note 12).

      Future minimum lease payments for both capital leases as of December 31, 1999, are as follows (in thousands):

Year ending December 31,

2000	$218

2001	115

2002	106

Total minimum lease payments	439

Less — Amounts representing imputed interest	46

Present value of net minimum payments	393

Less — Current portion	192

Noncurrent portion of capital lease obligation	$201

Contingencies

      Clinical trials, manufacturing, marketing and sale of any of the Company’s collaborators’ potential therapeutic, diagnostic or agricultural products may expose the Company to liability claims from the use of such products. The Company currently maintains product liability and medical malpractice insurance.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Commitments and Contingencies — (Continued)

Litigation

      On October 19, 1999, a lawsuit was filed in the Circuit Court of Cook County, Illinois against Oncormed, Inc. and Gene Logic Inc. alleging that Oncormed was negligent in determining and reporting laboratory test results of a genetic test conducted by Oncormed. Oncormed sold its testing business to a third-party company prior to the Company’s acquisition of Oncormed. The Company is not engaged in any type of genetic testing, nor are there plans to enter such markets. The Company maintains insurance coverage against such claims, and management does not believe this action will have a material adverse impact on its business, financial condition or results of operations.

      In December 1999, Incyte Pharmaceuticals, Inc. (“Incyte”) filed an action against the Company in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against the Company for infringement of certain patent rights held by Incyte. The alleged infringement involves the Company’s use of a process that Affymetrix, Inc. recommends be used in preparation of samples for use with the Affymetrix GeneChip®. The Company has filed both a motion to transfer venue to the state of Maryland and an answer to the complaint in which the Company denies such infringement. The Company intends to defend its position vigorously. There can be no guarantee that such defense will be successful and neither the outcome nor the range of any losses resulting from this action can be made at this time. This action will continue to require significant management time and expense for the foreseeable future.

Note 14 — 401(k) Retirement Plan

      During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under this plan, all employees over 21 years of age and with at least 90 days of service with the Company are eligible, starting on the calendar quarter, to contribute from 2% to 15% of their salary. Employee contributions are 100% vested. The Company is not required to make any contributions to the 401(k) Plan and has not made any contributions through December 31, 1999.

Note 15 — Stock Based Compensation

      During 1996, the Company instituted a stock plan (the “Stock Plan”), which was amended and restated in 1997, whereby the Company’s Compensation Committee of the Board of Directors (the “Committee”), at its discretion, can grant options, award stock or provide opportunities to make direct purchase of stock to employees, officers, directors and consultants of the company and related corporations. The Stock Plan is authorized to grant options of up to 7,100,000 shares of common stock. At December 31, 1999, there were 1,805,047 shares reserved for issuance under the Stock Plan. During 1997, the Company adopted a Directors’ Stock Plan (the “Directors’ Plan”) to provide for granting of options to non-employee directors of the Company. The Directors’ Plan is administered by the Committee and is authorized to grant options of up to 325,000 shares of common stock. At December 31, 1999, there were 212,500 shares reserved for issuance under the Directors’ Plan. Options are to be granted at the fair market value of the common stock at the grant date. The options, awards and opportunities to purchase stock expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years. During 1997, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 250,000 shares of common stock. The Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions of up to a maximum of 15% of their salary, at 85% of the price of the shares at the time of purchase. At December 31, 1999, there were 159,944 shares reserved for issuance under the Purchase Plan.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Stock Based Compensation — (Continued)

      The following is a rollforward of option activity for the years ended December 31, 1999, 1998 and 1997:

		Shares Subject to
		Outstanding Options

			Weighted
	Shares		Average
	Available		Exercise
	For Grant	Shares	Price

Balance at December 31, 1996	1,376,000	424,000	$0.15

Additional authorization	4,225,000	—	—

Options granted	(2,281,881)	2,281,881	$1.31

Options exercised	—	(152,943)	$0.15

Options cancelled	55,578	(55,578)	$0.15

Balance at December 31, 1997	3,374,697	2,497,360	$1.21

Options granted	(1,556,000)	1,556,000	$5.52

Options exercised	—	(875,636)	$0.23

Options cancelled	292,588	(292,588)	$3.78

Balance at December 31, 1998	2,111,285	2,885,136	$3.57

Additional authorization	1,200,000	—	—

Options granted	(1,622,463)	1,622,463	$5.57

Options exercised	—	(249,860)	$2.01

Options cancelled	328,725	(328,725)	$5.02

Balance at December 31, 1999	2,017,547	3,929,014	$4.41

      Options to purchase a total of 1,442,735, 722,345 and 859,315 at December 31, 1999, 1998, and 1997, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 1999, 1998 and 1997 were $3.50, $3.19 and $3.22, respectively.

      During the year ended December 31, 1997, the Company granted options with exercise prices below fair value. The Company has recorded deferred compensation of $6,897,000 at December 31, 1997, and compensation expense of $1,498,000, $1,577,000 and $619,000 for the years ended December 31, 1999, 1998 and 1997, respectively, related to option grants.

      The following table provides further information on options granted with exercise prices below fair value, compared to options granted with exercise prices equal to fair value for the year ended

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Stock Based Compensation — (Continued)

December 31, 1997. Options granted in the years ended December 31, 1999 and 1998 were granted with exercise prices equal to fair value.

				Weighted
				Average
		Weighted	Weighted	Fair Value of
		Average	Average	Common
		Exercise	Option Fair	Stock on
	Shares	Price	Value	Grant Date

Options whose exercise price equals the fair value of the stock on the grant date	53,000	$5.27	$2.36	$5.27

Options whose exercise price is less than the fair value of the stock on the grant date	2,228,881	1.22	3.24	4.31

      The following table summarizes information about stock options outstanding at December 31, 1999:

	Options Outstanding
				Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	1999	Life	Price	1999	Price

$0.15–$2.50	1,126,656	7.6 Years	$1.56	703,096	$1.42

$2.51–$4.99	1,660,884	9.1 Years	$4.23	404,496	$4.17

$5.00–$23.50	1,141,474	9.0 Years	$7.47	335,143	$7.06

$0.15–$23.50	3,929,014	8.6 Years	$4.41	1,442,735	$3.50

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under the Stock Plan, consistent with the method of SFAS No. 123, the Company’s net loss and loss per common share would have been changed to the pro forma amounts for the years ended December 31, 1999, 1998 and 1997 as indicated below:

	1999	1998	1997

Net loss (in thousands):

As reported	$(20,591)	$(44,873)	$(7,194)

Pro forma	(22,852)	(45,853)	(7,243)

Net loss per common share:

As reported	$(1.04)	$(2.86)	$(3.97)

Pro forma	(1.15)	(2.92)	(3.99)

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15 — Stock Based Compensation — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 1999, 1998 and 1997, with the following assumptions:

	1999	1998	1997

Expected volatility	98.0%	86.0%	60.0%

Risk-free interest rate	4.57% to 6.97%	4.18% to 5.61%	5.72% to 5.86%

Expected lives	1–3 years	1–3 years	1–3 years

Dividend rate	0%	0%	0%

Note 16 — Related Party Transactions

      During 1999, the Company entered into a GeneExpress database subscription with Therapeutic Genomics, Inc. A director of the Company also serves as a director for TGI.

      During 1999, the Company issued promissory notes to three officers of the Company totaling $750,000 to offset tax liabilities for unrealized capital gains resulting from stock option exercises. In February 2000, two of the notes were paid in full including accrued interest to date (see Note 3).

Note 17 — Segment Information

      At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company’s operations are treated as one operating segment.

      The following is a breakdown of revenue by major collaborators exceeding ten percent (10%) of such revenues and by geographic areas:

	Major Collaborators				Geographic Area

	A	B	C	D	Japan	Europe	US

For the year ended:

December 31, 1999	43%	25%	—	12%	43%	12%	25%

December 31, 1998	34%	23%	24%	18%	34%	42%	23%

December 31, 1997	43%	57%	—	—	42%	—	57%

Note 18 — Subsequent Event

      On February 1, 2000, the Company completed a public offering of its common stock at $56.00 per share. The Company sold 4,680,000 shares, and net proceeds to the Company as a result of the offering were approximately $247.5 million.

Gene Logic Inc.

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 1999, 1998 and 1997

Accrued Restructuring Charges:

			Amounts Due	Amounts
	Balance at	New	to	Charged	Adjustments
	Beginning	Restructuring	Acquisitions	Against	to Accrued	Balance at
Description	of Year	Charges	(1)	Accrual	Amounts	End of Year

December 31, 1999	$184	$—	$—	$(184)	$—	$—

December 31, 1998	$—	$—	$1,597	$(1,163)	$(250)	$184

Notes:

(1)	Restructuring liability recorded in connection with the merger with Oncormed, Inc. The liability has been included in the purchase price allocation performed in connection with the merger.