Form 10-K/A
period 1999-12-31
GENE LOGIC INC
filed 2000-05-01
CIK 1043914

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

      None.

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

EXPLANATORY STATEMENT

      This Amendment No. 1 to the Annual Report on Form 10-K for Gene Logic Inc. (the “Company”) for the fiscal year ended December 31, 1999 is being filed to amend Items 9, 10, 11, 12 and 13 in their entirety.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The following information was reported by the Company in a Current Report on Form 8-K, dated April 11, 2000 (the “Form 8-K”), regarding the Company’s former independent auditors, Arthur Andersen LLP (“Andersen”):

(a)(1)  Former Independent Auditors.

      (i)  Andersen was dismissed as the independent auditors for the Company on April 11, 2000.

      (ii)  Andersen’s reports on the financial statements of the Company for the fiscal years ended December 31, 1998 and 1999 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      (iii)  The Audit Committee of the Company’s Board of Directors and the full Board of Directors have approved the dismissal of Andersen.

      (iv)  During the fiscal years ended December 31, 1998 and 1999 and the interim period ended April 11, 2000, other than as set forth below, there has been no disagreement between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Andersen would have caused them to make a reference to the subject matter of the disagreement in connection with Andersen’s reports.

      On March 9, 2000, prior to the issuance of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Audit Committee of the Company met with representatives of Andersen to receive Andersen’s report in connection with its audit of the 1999 financial statements of the Company. At that meeting, the representatives of Andersen reviewed the results of the audit and disclosed that Andersen would issue an unqualified report on the 1999 financial statements. The Andersen representatives also advised the Audit Committee at that meeting that there were no material weaknesses relating to the Company’s internal control structure, no disagreements with management on any accounting or financial matters, and no material errors or irregularities.

      Subsequent to the Audit Committee meeting with Andersen, the Company’s Board of Directors met and, on the recommendation of the Audit Committee and the Company’s Chief Financial Officer, determined that the Company should engage new independent auditors for the year 2000 and dismiss Andersen. The Company’s decision to change auditors resulted from Company’s disappointments with Andersen’s level of service and cost and the recommendation of the Company’s new Chief Financial Officer based on his experience since joining the Company in late 1999. While Andersen had responded to concerns expressed by the Company by changing the Company’s engagement partner and by promising improved services, the Board, nevertheless, authorized management to engage alternative independent auditors who have greater biotechnology industry-specific expertise.

      Subsequent to Andersen’s meeting with the Audit Committee to discuss its audit for the year ended December 31, 1999, and after the Board of Directors’ decision to authorize management to engage new auditors, the Company negotiated and on March 27, 2000 entered into two agreements with NeuralStem Biopharmaceuticals, Ltd. Pursuant to one agreement, NeuralStem purchased a module of the Company’s GeneExpress™ database. Under the second agreement, the Company will purchase human stem cells from NeuralStem’s repository for gene expression analysis. The data resulting from this analysis will be provided to NeuralStem and will also be included by the Company in the GeneExpressTM database for license to customers in the pharmaceutical, biotechnology and other industries. After the filing of the Form 8-K, the Company also made an equity investment in NeuralStem.

      During the course of the negotiations with NeuralStem, the management of the Company consulted with the new engagement partner from Andersen and other representatives of Andersen over the appropriate accounting treatment for these transactions in fiscal 2000, including what portion, if any, should be accounted for in the first quarter of 2000. During the course of the consultations, management proposed that the sale of the database module for $1.5 million be accounted for in the first quarter and, after further review, Andersen indicated its likely disagreement with this position. As of the date of this report, the NeuralStem agreements have not been reported on in filings with the Securities and Exchange Commission. The Company has not concluded how these transactions should be accounted for and intends to determine the appropriate accounting treatment for these transactions in consultation with the Company’s new independent auditors.

      Upon receipt of the Company’s letter dismissing Andersen as its independent auditors, Andersen informed the Company orally that its discussions to that point with the Company concerning the appropriate accounting for the NeuralStem agreements had resulted in a reportable disagreement between the Company and Andersen. After being informed of the disagreement by Andersen, the Company requested representatives of Andersen to meet with its Audit Committee to discuss the substance of the disagreement and such a meeting took place at Andersen’s offices on April 13, 2000. The Company has authorized Andersen to respond fully to all inquiries by its new independent auditors.

      (v)  During the fiscal years ended December 31, 1998 and 1999 and the interim period ended April 11, 2000, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(a)(2)  New Independent Auditors.

      The Company has sought to engage Ernst & Young LLP as its independent auditors. Ernst & Young is in the process of completing its pre-engagement procedures and has not informed the Company whether it is willing to engage as the Company’s independent auditors. The Company has not consulted with Ernst & Young regarding (i) the application of accounting principles or the type of audit opinion that might be rendered by Ernst & Young, or (ii) any other matter that was the subject of a disagreement between the Company and Andersen or a reportable event.

(a)(3)  Letter from Former Independent Accountant.

      The Company has requested that Andersen furnish it with a letter addressed to the SEC stating whether Andersen agrees with the Company’s summary of events. A copy of this letter from Andersen will be filed with the SEC as an amendment to the Form 8-K when it is available.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors

      The following table sets forth the names of the members of the Company’s Board of Directors. Also set forth is certain other information with respect to each such person’s age, the periods during which he has served as a director and positions currently held with the Company.

		Director	Expiration of	Principal Occupation/
Director	Age	Since	Term	Positions Held With the Company

Charles L. Dimmler III(1)(2)	58	1996	2000	Director

G. Anthony Gorry, Ph.D.	59	1997	2000	Director

Jules Blake, Ph.D.(1)(2)	75	1994	2001	Director

Michael J. Brennan, M.D., Ph.D.	42	1995	2001	Chief Executive Officer and Chairman of the Board of Directors

Mark D. Gessler	38	2000	2002	President, Chief Operating Officer, Secretary and Director

Jeffrey D. Sollender	40	1997	2002	Director

Alan G. Walton, Ph.D., D.Sc.(2)	64	1994	2002	Director

(1)  Member of Audit Committee.

(2)  Member of Compensation Committee.

      Set forth below is biographical information for each member of the Board of Directors.

      Charles L. Dimmler III. Mr. Dimmler has served as a director of the Company since May 1996. Mr. Dimmler has been a Managing Director of Burrill & Company, a private merchant banking firm specializing in the life science industries, since January 2000. From July 1994 to December 1999, Mr. Dimmler was an investment officer of Cross Atlantic Partners Funds and an operating officer of Cross Atlantic Partners, Inc., a unit of Investec Group Investments Limited. Since 1988, Mr. Dimmler has been a General Partner of Hambro International Equity Fund. He serves as a director of several private companies. Mr. Dimmler earned his undergraduate degree from the University of California, Davis.

      G. Anthony Gorry, Ph.D. Dr. Gorry has served as a director of the Company since January 1997. Since April 1992, Dr. Gorry has been Vice President, Information Technology and Professor of Computer Science at Rice University. Presently he is also Professor of Management and Director of the Center for Technology in Teaching and Learning at Rice. Dr. Gorry is also a Director of the W.M. Keck Center for Computational Biology, a joint endeavor of Rice, Baylor College of Medicine and the University of Houston. He directs a training grant on computational biology funded by the National Library of Medicine. He is also Adjunct Professor of Neuroscience at Baylor College of Medicine. Dr. Gorry holds a B.Eng. from Yale University, an M.S. in chemical engineering from the University of California, Berkeley and a Ph.D. in computer science from the Massachusetts Institute of Technology. He is a Member of the Institute of Medicine and of the National Academy of Sciences and a Fellow of the American College of Medical Informatics.

      Jules Blake, Ph.D. Dr. Blake has served as a director of the Company since our inception in September 1994. From 1973 until his retirement in 1989, Dr. Blake served as Vice President of Research and Development and Vice President, Corporate Scientific Affairs, for Colgate-Palmolive, Inc., a consumer products company. Dr. Blake was appointed as an Industrial Research Institute Fellow at the United States Office of Science and Technology Policy, Executive Office of the President, where he served until 1991. Dr. Blake serves on the boards of directors of the public companies Martek Biosciences Corporation and ProCyte Corporation. Dr. Blake holds a Ph.D. in organic chemistry from the University of Pennsylvania.

      Michael J. Brennan, M.D., Ph.D. Dr. Brennan has served as our Chief Executive Officer and as a director since December 1995 and as the Chairman of the Board of Directors since March 2000. From

December 1995 through January 1999, Dr. Brennan also served as our President. From October 1993 to November 1995, he was Vice President, Business Development for Corange International Limited’s worldwide therapeutics business, Boehringer Mannheim Therapeutics. From June 1990 to October 1993, Dr. Brennan was a director and the general manager of Boehringer Mannheim, South Africa. Dr. Brennan received a Ph.D. in neurobiology and an M.D. from the University of Witwatersrand, Johannesburg, South Africa. In 1985, he completed his residency in neurology at Boston City Hospital.

      Mark D. Gessler. Mr. Gessler has served as our President and Chief Operating Officer since January 1999 and as a director of the Company since March 2000. From June 1996 to October 1999, Mr. Gessler served as our Chief Financial Officer and, from June 1996 to January 1999, was our Senior Vice President, Corporate Development. From February 1993 to June 1996, he was with GeneMedicine Inc., a gene therapy company, most recently as Vice President, Corporate Development. From 1988 until January 1993, he was Director of Business Development at BCM Technologies Inc., the venture and technology subsidiary of Baylor College of Medicine. While in that position, Mr. Gessler co-founded three biotechnology companies and a software company. Mr. Gessler holds an MBA from the University of Tennessee and was an Adjunct Professor of Business Administration at Rice University from 1991 to 1996.

      Jeffrey D. Sollender. Mr. Sollender has served as a director of the Company since July 1997. Mr. Sollender is a founder of and advisor to Biotechvest L.P., a venture capital investment firm formed in 1993. From 1994 through December 1995, Mr. Sollender served as an advisor to Forward Ventures, a venture capital investment firm. Mr. Sollender became a venture partner of Forward Ventures in 1996 and a general partner in September 1997. Mr. Sollender co-founded Triangle Pharmaceuticals, Inc., a biopharmaceutical company, in 1995, CombiChem Inc., a combinatorial chemistry company, in 1994 and GenQuest, Inc., a functional genomics company, in 1995. He served as Vice President of Operations and Business Development for CombiChem Inc. and GenQuest, Inc. until January 1995 and February 1996, respectively. Mr. Sollender co-founded AriZeke Pharmaceuticals, an oral drug delivery company, in 1997 and continues to serve as Chairman and Chief Executive Officer of that company. Mr. Sollender received his MBA from the University of Chicago Graduate School of Business.

      Alan G. Walton, Ph.D., D.Sc. Dr. Walton has served as a director since our inception in September 1994. He served as the Chairman of the Board of Directors from September 1994 through March 2000. Dr. Walton has been a General Partner of Oxford Bioscience Partners, a private equity investment firm, since 1991 and a member of the board of directors of Alexandria Real Estate Equities, Inc., a public company, since 1998. In 1981, Dr. Walton co-founded University Genetics Co., a public corporation specializing in technology transfer from academic institutions to industry and in the seed financing of high-technology start-ups, and served as its President and Chief Executive Officer until 1987. He has lectured extensively at various universities, including Harvard Medical School, Indiana University and Case Western Reserve University, where he was Professor of Macromolecular Science and Director of the Laboratory for Biological Macromolecules. Dr. Walton received a Ph.D. in chemistry and a D.Sc. in biological chemistry from Nottingham University, England.

Identification of Executive Officers

      The information required by this item is set forth in the section entitled “Management” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

      Each non-employee director of the Company who is not affiliated with stockholders of the Company currently receive $12,000 per year and a per meeting fee of $1,000 (exclusive of telephonic meetings). In the fiscal year ended December 31, 1999, the total compensation paid to non-employee directors for services during that year was $32,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

      Each non-employee director of the Company also receives automatic stock option grants under the Company’s 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code of 1986, as amended) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by the Company not to qualify as incentive stock options under the Code.

      During the last fiscal year, the Company granted options covering 15,000 shares to each non-employee director of the Company, at an exercise price per share of $4.125. The fair market value of such Common Stock on the date of grant was $4.125 per share (based on the closing sales price reported on the Nasdaq National Market the day prior to the date of grant). As of March 15, 2000, 7,500 options had been exercised under the Directors’ Plan.

Compensation of Executive Officers

SUMMARY OF COMPENSATION

      The following table shows for the fiscal years ended December 31, 1999, 1998 and 1997, compensation paid to the Company’s Chief Executive Officer and its four other most highly compensated executive officers at December 31, 1999 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
	Annual Compensation (1)				Awards

				Other Annual	Securities
				Compensation	Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(2)	Options (#)

Michael J. Brennan, M.D., Ph.D.	1999	350,000	25,300(4)	2,450	100,000
Chief Executive Officer and	1998	287,500	69,000(4)	4,200	—
Chairman of the Board of Directors(3)	1997	207,292	110,000(4)	—	498,962

Mark D. Gessler	1999	275,000	7,135	2,150	150,000
President, Chief Operating Officer,	1998	220,000	19,480	5,000	—
Secretary and Director(5)	1997	187,917	45,000	54,287 (6)	321,981

Y. Douglas Dolginow, M.D.	1999	216,672	25,000	3,750	100,000
Senior Vice President, Product Development	1998(7)	50,000	50,000(8)	—	100,000

SUMMARY COMPENSATION TABLE (CONTINUED)
						Long-Term
						Compensation
	Annual Compensation (1)					Awards

				Other Annual		Securities
				Compensation		Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(2)		Options (#)

Gregory G. Lennon, Ph.D.	1999	245,000	16,865	4,800		50,000
Former Senior Vice President,	1998	196,981	9,750	20,844	(10)	200,000
Research & Development and Chief Scientific Officer(9)	1997	50,000	25,000	15,365	(11)	127,636

Victor M. Markowitz, D.Sc.	1999	210,000	16,865	200		50,000
Senior Vice President and	1998	159,096	9,750	—		100,000
Chief Information Officer	1997	40,962	25,000	—		127,636

(1)	As permitted by rules promulgated by the SEC, no amounts are shown for 1999, or with respect to certain “perquisites,” where such amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(2)	Except as otherwise noted, represents cost of tax services paid for by the Company.

(3)	Dr. Brennan served as President through January 1999.

(4)	Includes an amount paid to a corporation of which Dr. Brennan is a stockholder for service rendered by such corporation.

(5)	Mr. Gessler served as Senior Vice President, Corporate Development until becoming President and Chief Operating Officer in January 1999.

(6)	Represents a $50,000 Promissory Note forgiven upon effectiveness of the initial public offering and $4,287 of accrued interest thereon.

(7)	Dr. Dolginow joined the Company in September 1998.

(8)	The bonus received by Dr. Dolginow was received in connection with the Company’s acquisition of Oncormed, Inc. and was paid by Oncormed.

(9)	Dr. Lennon is no longer employed by the Company effective April 2000.

(10)	Includes a $20,044 reimbursement made by the Company for Dr. Lennon’s relocation expenses.

(11)	Represents reimbursements made by the Company for relocation expenses.

STOCK OPTION GRANTS AND EXERCISES

      The Company adopted its 1996 Stock Plan in January 1996 and amended and restated the 1996 Stock Plan in September 1997 as the 1997 Equity Incentive Plan. The Company grants options to its executive officers under the Incentive Plan. As of March 15, 2000, options to purchase a total of 4,537,398 shares were outstanding under the Incentive Plan and options to purchase 543,054 shares remained available for grant thereunder.

      The following tables show for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

OPTION GRANTS IN FISCAL YEAR 1999

					Potential Realizable
					Value at Assumed
	Individual Grants				Annual Rates of
					Stock Price
	Number of				Appreciation for
	Securities	% of Total Options			Option Term(3)
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name	Granted (#)	Fiscal Year(1)	($/SH)(2)	Date	5% ($)	10% ($)

Michael J. Brennan, M.D., Ph.D.	100,000	6.8	4.75	3/18/09	3,841,571	6,398,418

Mark D. Gessler	150,000	10.2	4.75	3/18/09	5,762,356	9,597,626

Y. Douglas Dolginow, M.D.	100,000	6.8	3.75	4/22/09	3,941,571	6,498,418

Gregory G. Lennon, Ph.D.	50,000	3.4	4.75	3/18/09	1,920,785	3,199,209

Victor M. Markowitz, D.Sc	50,000	3.4	4.75	3/18/09	1,920,785	3,199,209

(1)	Based on options to purchase 1,477,463 shares granted to employees in 1999, including the Named Executive Officers.

(2)	The exercise price is equal to the fair market value of the Common Stock on the date of grant as determined by the Board of Directors on the date of grant.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and the fair market value per share of the Company’s Common Stock as of December 31, 1999 of $26.50. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually. The total appreciation of the options over their 10-year terms at 5% and 10% is 63% and 159%, respectively, and do not reflect the Company’s estimate or projection of the future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999

AND FISCAL YEAR-END OPTION VALUES

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-The-Money
	Acquired on		Options at Fiscal	Options at Fiscal
	Exercise	Value Realized	Year-End (#)	Year-End ($)(2)
Name	(#)	($)(1)	Exercisable/Unexercisable	Exercisable/Unexercisable

Michael J. Brennan, M.D., Ph.D.	0	0	209,854/239,108	4,989,622/5,560,466

Mark D. Gessler	0	0	124,406/197,575	2,915,432/4,474,613

Y. Douglas Dolginow, M.D.	0	0	65,416/134,584	1,470,714/3,041,786

Gregory G. Lennon, Ph.D.	50,000	221,875	137,369/185,267	3,068,020/3,971,699

Victor M. Markowitz, D.Sc	0	0	138,203/139,433	3,368,451/3,173,767

(1)	Based on the fair market value per share of Common Stock at the date of exercise (based on the closing sales price reported on the NASDAQ National Market for the date of exercise), less the exercise price.

(2)	Based on the fair market value per share of Common Stock of $26.50 at December 31, 1999, less the exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS

      On December 1, 1995, Michael J. Brennan, M.D., Ph.D. the current Chief Executive Officer and Chairman of the Board of Directors, entered into an employment agreement with the Company. The employment agreement has a five-year term and provides, among other things, for the payment to Dr. Brennan of annual bonuses. The agreement also provided for acceleration of certain unvested options upon achievement of certain performance-based goals, including vesting of 80% of such options upon completion of the Company’s initial public offering and the remaining 20% 180 days thereafter. Upon termination of the agreement by the Company without cause, Dr. Brennan will receive severance pay in the amount equal to Dr. Brennan’s total combined annual base salary and performance bonus for the calendar year in which the termination becomes effective. In the event of a change of control, the severance provisions of the agreement will be replaced by the provisions of the Executive Severance Plan discussed under “Certain Relationships and Related Transactions” below.

      On May 16, 1996, Mark D. Gessler, the current President, Chief Operating Officer, Secretary and one of the directors of the Company, entered into an employment agreement with the Company. The employment agreement has a four-year term and provides, among other things, for the payment to Mr. Gessler of annual bonuses. The agreement also provided for acceleration of certain unvested options upon achievement of certain performance-based goals, including vesting of 80% of such options upon completion of the Company’s initial public offering and the remaining 20% 180 days thereafter. Upon termination of the agreement by the Company without cause, Mr. Gessler will receive severance pay in the amount of one-half of his salary for the calendar year in which the termination becomes effective. In the event of a change of control, the severance provisions of the agreement will be replaced by the provisions of the Executive Severance Plan discussed under “Certain Relationships and Related Transactions” below.

      On August 23, 1997, Gregory G. Lennon, Ph.D. the former Senior Vice President, Research and Development and Chief Scientific Officer, entered into an employment agreement with the Company. The employment agreement has a four-year term and provides, among other things, for the payment to Dr. Lennon of annual bonuses. The agreement provided for the grant of certain options of which 15.7% vest immediately and the remaining 84.3% of such options vest monthly over four years. The agreement also provided for acceleration of vesting of an additional 15.7% of such options upon completion of the Company’s initial public offering. Upon termination of the agreement by the Company without cause, Dr. Lennon will receive severance pay in the amount of six months of his then current salary. In the event of a change of control, the severance provisions of the agreement will be replaced by the provisions of the Executive Severance Plan discussed under “Certain Relationships and Related Transactions” below.

      On September 1, 1997, Victor M. Markowitz, the current Senior Vice President and Chief Information Officer, entered into an employment agreement with the Company. The employment agreement has a four-year term and provides, among other things, for the payment to Dr. Markowitz of annual bonuses. The agreement also provided for the acceleration of 15.7% of certain unvested options upon completion of the Company’s initial public offering. Upon termination of the agreement by the Company without cause, Dr. Markowitz will receive severance pay in the amount of three months of his then current salary. In the event of a change of control, the severance provisions of the agreement will be replaced by the provisions of the Executive Severance Plan discussed under “Certain Relationships and Related Transactions” below.

      On July 1, 1998, Y. Douglas Dolginow, M.D., the current Senior Vice President, Product Development, entered into an employment agreement (the “First Agreement”) with the Company. The First Agreement had a four-year term and provided, among other things, for the payment to Dr. Dolginow of annual bonuses. Upon termination of the First Agreement by the Company without cause, Dr. Dolginow would have received half of his annual salary. The First Agreement was mutually terminated when Dr. Dolginow entered into a new employment agreement with the Company on April 1, 1999 (the “Current Agreement”) which superseded the First Agreement. The Current Agreement has a four-year term and provides, among other things, for the payment to Dr. Dolginow of annual bonuses. Upon termination of the Current Agreement by the Company without cause (a) during the first two years of the agreement, Dr. Dolginow will receive severance pay in the amount of his annual salary including bonus and (b) thereafter, he will receive severance pay in the amount of half of his annual salary including bonus or an amount in accordance with a Company-wide severance plan applicable to Senior Vice Presidents, whichever is greater. In the event of a change of control, the severance provisions of the agreement will be replaced by the provisions of the Executive Severance Plan discussed under “Certain Relationships and Related Transactions” below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of March 15, 2000 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

	Beneficial Ownership(1)

Name	Number of Shares	Percent of Total

Michael J. Brennan, M.D., Ph.D.(2)	645,268	2.5%

Alan G. Walton, Ph.D., D.Sc.(3)	460,135	1.8%

Mark D. Gessler(4)	305,622	1.2%

Gregory G. Lennon, Ph.D.(5)	234,331	*

Victor M. Markowitz, D.Sc.(6)	176,341	*

Y. Douglas Dolginow, M.D.(7)	99,179	*

Jeffrey D. Sollender(8)	68,750	*

Charles L. Dimmler III(9)	52,419	*

G. Anthony Gorry, Ph.D.(10)	43,438	*

Jules Blake, Ph.D.(11)	36,375	*

Philip L. Rohrer, Jr.(12)	33,229	*

David S. Murray(13)	30,833	*

All directors and executive officers as a group (12 persons)(14)	2,185,920	8.3%

*	Represents beneficial ownership of less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 25,381,60 shares of Common Stock outstanding as of March 15, 2000.

(2)	Includes 75,000 shares held of record by the Brennan Family Limited Partnership and 196,998 shares subject to options held by Dr. Brennan exercisable within 60 days of March 15, 2000.

(3)	Includes an aggregate of 390,891 shares held of record by Oxford Bioscience Partners, of which Dr. Walton is a general partner, and by entities related thereto. Also includes 31,250 shares subject to options held by Dr. Walton exercisable within 60 days of March 15, 2000.

(4)	Includes 10,000 shares held of record by the Gessler Family Limited Partnership, and 110,589 shares subject to options held by Mr. Gessler exercisable within 60 days of March 15, 2000.

(5)	Includes 183,053 shares subject to options held by Dr. Lennon exercisable within 60 days of March 15, 2000, 15,879 shares of which are subject to a right of repurchase on behalf of the Company.

(6)	Includes 176,341 shares subject to options held by Dr. Markowitz exercisable within 60 days of March 15, 2000.

(7)	Includes 95,417 shares subject to options held by Dr. Dolginow exercisable within 60 days of March 15, 2000.

(8)	Includes 26,750 shares subject to options held by Mr. Sollender exercisable within 60 days of March 15, 2000.

(9)	Includes 39,250 shares subject to options held by Mr. Dimmler exercisable within 60 days of March 15, 2000.

(10)	Includes 41,438 shares subject to options held by Dr. Gorry exercisable within 60 days of March 15, 2000.

(11)	Includes 36,375 shares subject to options held by Dr. Blake exercisable within 60 days of March 15, 2000.

(12)	Includes 33,229 shares subject to options held by Mr. Rohrer exercisable within 60 days of March 15, 2000.

(13)	Includes 30,833 shares subject to options held by Mr. Murray exercisable within 60 days of March 15, 2000.

(14)	Includes 1,001,523 shares subject to options held by all directors and executive officers as a group exercisable within 60 days of March 15, 2000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During April 1999, the Company issued promissory notes in the amounts of $150,000, $250,000 and $350,000 to Dr. Dolginow, Mr. Gessler and Dr. Brennan, respectively, to offset tax liabilities for unrealized capital gains resulting from stock option exercises. All the promissory notes bear interest at 5.25% and are collaterally secured. Dr. Dolginow’s note is required to be repaid in four equal annual installments together with accrued interest. The notes for Dr. Brennan and Mr. Gessler were due and payable in April 2004. In February 2000, the notes of Dr. Brennan and Mr. Gessler, aggregating $600,000 plus accrued interest to date, were repaid in full.

      During 1999, the Company entered into a GeneExpress™ database subscription with Therapeutic Genomics, Inc. (“TGI”). Dr. Walton, a director of the Company, also serves as a director for TGI.

      On July 1, 1999, Dr. Gorry entered into a consulting agreement with the Company pursuant to which he received options to purchase 22,500 shares of the Company’s common stock at the then market value of $3.813 per share. Subsequently, the consulting agreement was terminated by the Company.

      The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses (including attorney fees), witness fees, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s By-laws.

Executive Severance Plan

      In furtherance of the stated goals of attracting and retaining executive officers and other key employees who contribute to the long-term success of the Company, in March 1999, the Board of Directors approved the Executive Severance Plan (the “Retention Plan”). The Board of Directors subsequently amended the Retention Plan in March 2000. The purpose of the Retention Plan is to encourage eligible employees of the Company to continue as employees of the Company in the event of a change of control of the Company. The Retention Plan also provides for severance benefits to those employees if their employment with the Company is terminated, under certain circumstances, shortly before or after the change of control of the Company.

      The Retention Plan provides the following benefits for the Company’s senior executive officers, which includes the Company’s Chief Executive Officer, President, Chief Financial Officer and Senior Vice Presidents upon a change in control:

(a)	immediate vesting of stock options;

(b)	in the event of involuntary termination without cause or constructive termination within 13 months following or three months preceding the change of control, payment of 12 months salary and the maximum bonus for which such officer is eligible;

(c)	in the event of death or disability within 13 months following the change of control, payment of six months salary and the maximum bonus for which such officer is eligible;

(d)	in the event of termination, payment of outplacement services up to $14,500; and

(e)	in the event of termination, continued payment of group health care costs for up to 12 months.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2000.

GENE LOGIC INC.

By:	/s/ MICHAEL J. BRENNAN, M.D., PH.D.

Michael J. Brennan, M.D., Ph.D.
Chief Executive Officer and
Chairman of the Board