Form 10-Q
period 2000-03-31
GENE LOGIC INC
filed 2000-05-15
CIK 1043914

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 25,449,991 as of April 30, 2000.

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
Consolidated Balance Sheets at March 31, 2000 and December 31, 1999.............    3
Consolidated Statements of Operations for the Three Months Ended
         March 31, 2000 and 1999................................................    4
Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and 1999................................................    5
Notes to Consolidated Financial Statements......................................    6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition.......................    9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..............   13

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings......................................................   13

Item 2.  Changes in Securities and Use of Proceeds..............................   14

Item 3.  Defaults Upon Senior Securities........................................   14

Item 4.  Submission of Matters to a Vote of Security Holders....................   14

Item 5.  Other Information......................................................   14

Item 6.  Exhibits and Reports on Form 8-K.......................................   15

Signatures......................................................................   16


PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                 GENE LOGIC INC.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PAR VALUE)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2000           1999
                                                                                      ---------       ---------
                                                                                      (Unaudited)
                          ASSETS
Current Assets:
     Cash and cash equivalents .................................................      $ 257,496       $   5,294
     Marketable securities available-for-sale ..................................           --             7,152
     Due from collaborators ....................................................          5,396           3,549
     Inventory .................................................................          1,388           1,735
     Prepaid expenses ..........................................................          1,024             822
     Other current assets ......................................................          1,261           1,335
                                                                                      ---------       ---------
         Total Current Assets ..................................................        266,565          19,887
Property and Equipment, net ....................................................         10,475          10,527
Long-term Investment ...........................................................          1,000           1,000
Notes Receivable from Employee .................................................            113             735
Goodwill, net ..................................................................          5,344           5,725
Intangible and Other Assets, net ...............................................          4,070           3,292
                                                                                      ---------       ---------
         Total Assets ..........................................................      $ 287,567       $  41,166
                                                                                      =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable .........................................................      $   2,806       $   4,506
      Accrued expenses .........................................................          3,833           2,759
      Current portion of capital lease obligation ..............................             67             192
      Current portion of long-term debt ........................................          1,346           1,335
      Deferred revenue .........................................................          7,609           5,672
                                                                                      ---------       ---------
          Total Current Liabilities ............................................         15,661          14,464
Capital Lease Obligation .......................................................           --               201
Long-Term Debt .................................................................          2,618           2,862
Other Noncurrent Liabilities ...................................................            584             571
                                                                                      ---------       ---------
             Total Liabilities .................................................         18,863          18,098
                                                                                      ---------       ---------
Commitments and Contingencies
Stockholders' Equity:
      Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares
       issued and outstanding as of March 31, 2000 and December 31, 1999 .......           --              --
      Common Stock, $.01 par value; 60,000,000 shares authorized; 25,441,239 and
       20,005,688 shares issued and outstanding as of March 31, 2000 and
       December 31, 1999, respectively .........................................            254             200
      Additional paid-in capital ...............................................        353,685         103,497
      Deferred compensation on stock options, net ..............................         (2,113)         (2,488)
      Accumulated other comprehensive loss .....................................           --                (3)
      Accumulated deficit ......................................................        (83,122)        (78,138)
                                                                                      ---------       ---------
         Total Stockholders' Equity ............................................        268,704          23,068
                                                                                      ---------       ---------
         Total Liabilities and Stockholders' Equity ............................      $ 287,567       $  41,166
                                                                                      =========       =========

                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000           1999
                                                         --------       --------
Revenues ..........................................      $  4,998       $  4,067
Expenses:
  Research and development ........................         8,479          7,031
  Selling, general and administrative .............         3,379          1,773
  Amortization of goodwill ........................           381            381
                                                         --------       --------
       Total expenses .............................        12,239          9,185
                                                         --------       --------
       Loss from operations .......................        (7,241)        (5,118)
Interest income, net ..............................         2,357            239
Other income (expense) ............................          --               30
                                                         --------       --------
       Loss Before Income Tax Expense .............        (4,884)        (4,849)
Income tax expense ................................           100            100
                                                         --------       --------
       Net Loss ...................................      $ (4,984)      $ (4,949)
                                                         ========       ========
Basic and Diluted Net Loss Per Common Share .......      $  (0.21)      $  (0.25)
                                                         ========       ========
Shares Used In Computing Basic and Diluted Net Loss
   Per Common Share ...............................        23,498          19,710
                                                         ========       ========

                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ---------------------------
                                                                     2000           1999
                                                                  ---------       ---------
  Cash Flows From Operating Activities:
  Net loss .................................................      $  (4,984)      $  (4,949)
  Adjustments to reconcile net loss to net cash flows from
     operating activities:
     Depreciation and amortization .........................          1,037             707
     Amortization of goodwill ..............................            381             381
     Amortization of deferred compensation .................            375             375
     Other non-cash expense ................................             73            --
  Changes in operating assets and liabilities:
     Due from collaborators ................................         (1,847)            751
     Inventory .............................................            347            --
     Prepaid expenses ......................................           (202)           (130)
     Other current assets ..................................             74            (155)
     Intangibles and other assets ..........................           (898)           (225)
     Accounts payable ......................................         (1,700)            397
     Accrued expenses ......................................          1,074          (1,582)
     Accrued restructuring .................................           --               (96)
     Deferred revenue ......................................          1,937           1,304
     Other noncurrent liabilities ..........................             13              22
                                                                  ---------       ---------
          Net Cash Flows From Operating Activities .........         (4,320)         (3,200)
                                                                  ---------       ---------
  Cash Flows From Investing Activities:
    Purchases of property and equipment ....................         (1,152)           (876)
    Decrease in notes receivables from employees ...........            622            --
    Proceeds from sale and maturity of marketable securities
      available-for-sale ...................................          7,155            --
                                                                  ---------       ---------
          Net Cash Flows From Investing Activities .........          6,625            (876)
                                                                  ---------       ---------
  Cash Flows From Financing Activities:
     Proceeds from public offering .........................        262,080            --
     Issuance costs of public offering .....................        (14,624)           --
     Proceeds from issuance of common stock ................          2,713             189
     Repayments of financing agreement .....................           --               (48)
     Repayments of capital lease obligations and
        equipment loans ....................................           (272)           (320)
                                                                  ---------       ---------
          Net Cash Flows From Financing Activities .........        249,897            (179)
                                                                  ---------       ---------
  Net Increase (Decrease) in Cash and Cash Equivalents .....        252,202          (4,255)
  Cash and Cash Equivalents, beginning of period ...........          5,294          16,191
                                                                  ---------       ---------
  Cash and Cash Equivalents, end of period .................      $ 257,496       $  11,936
                                                                  =========       =========
Supplemental Disclosure:
     Interest expense paid .................................      $      91       $     112
                                                                  =========       =========
Non-Cash Transaction:
     Capital lease termination..............................      $     288       $    -
                                                                  =========       =========

                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2000, consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Loss

         The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive income is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. The Company's other comprehensive loss includes unrealized holding gains (losses) from marketable securities available-for-sale for the three months ended March 31, 2000 and 1999 as follows:

                                                                   MARCH 31,
                                                           ----------------------
                                                             2000          1999
                                                           -------       -------
                                                               (in thousands)
Net Loss ............................................      $(4,984)      $(4,949)
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on marketable securities             3           (17)
                                                           -------       -------
     Total other comprehensive income (loss) ........            3           (17)
                                                           -------       -------
Comprehensive Loss ..................................      $(4,981)      $(4,966)
                                                           =======       =======

Marketable Securities Available-for-Sale

         All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value with accumulated unrealized gains and losses reported as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income.


Goodwill

         Goodwill, from the acquisition of Oncormed, Inc. ("Oncormed") in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $0.4 million for the three months ended March 31, 2000 and 1999. Accumulated amortization of goodwill was $2.3 million and $1.9 million as of March 31, 2000 and December 31, 1999, respectively.


Revenue Recognition

         Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned which is ordinarily when the work is performed or costs are incurred. Milestone payments are recognized as revenue in accordance with the applicable performance requirements and contractual terms. Subscription fees to the GeneExpress(TM) database suite are recognized evenly over the term of the subscription. Revenues for such amounts are deferred until earned.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is based upon existing accounting rules and provides guidance on how those rules should be applied. SAB 101 specifically addresses revenue recognition for nonrefundable upfront fees in the biotechnology industry. Should a change in accounting policy be necessary, the change would be reported as a cumulative effect adjustment with resulting deferred revenue being recognized in future periods over the remaining terms of the agreements. The Company will adopt SAB 101 for the second quarter of fiscal 2000 and is currently evaluating the effect the implementation of SAB 101 will have on its results of operations and financial position.

NOTE 2.  STOCKHOLDERS EQUITY

         On February 1, 2000, the Company completed a public offering of its common stock at $56.00 per share. The Company sold 4,680,000 shares, including the underwriters' over-allotment option. Net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses, were approximately $247.5 million.

NOTE 3.  LITIGATION:

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

In December 1999, Incyte Pharmaceuticals, Inc. ("Incyte") filed an action against the Company in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against the Company for infringement of certain patent rights held by Incyte. The alleged infringement involves the Company's use of a process that Affymetrix, Inc. recommends be used in preparation of samples for use with the Affymetrix GeneChip(R). The Company intends to defend its position vigorously. There can be no guarantee that such defense will be successful and neither the ultimate outcome nor the range of any losses resulting from this action can be made at this time. This action will continue to require significant management time and expense for the foreseeable future.

NOTE 4.  SEGMENT INFORMATION

         At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services geographic areas and major customers. The Company's operations are treated as one operating segment.

         The following is a breakdown of revenue by major collaborators exceeding ten percent (10%) of such revenues and by geographic areas:

                                                  MAJOR COLLABORATORS                     GEOGRAPHIC AREA
                                            ---------------------------------       --------------------------
                                              A        B        C        D           JAPAN     EUROPE      US
                                            -----   ------    ------   -----         ------    ------    -----
  For the three months ended:
   March 31, 2000.......................      38%      22%      --       11%            38%       11%       22%
   March 31, 1999.......................      38%      26%      16%      14%            38%       30%       26%

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We generally use words such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in this Report on Form 10-Q. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties included in our Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

         GeneExpress(TM) and Flow-thru Chip(TM) are our trademarks. GeneChip(R) is a registered trademark of Affymetrix, Inc.

OVERVIEW

         We were incorporated in September 1994 and have devoted substantially all of our resources to the development of our genomics technologies, bioinformatics systems and database products for use in pharmaceutical, diagnostic and agricultural product research and development. Our current customers include American Home Products Corp.'s Wyeth-Ayerst Research unit, Aventis, Aventis CropScience, Fujisawa Pharmaceutical Co., Ltd., Japan Tobacco Inc., Merck & Co., Inc., N.V. Organon, a unit of Akzo Nobel NV, NeuralStem Biopharmaceuticals, Ltd., PE Biosystems, Pfizer Inc., Procter & Gamble Pharmaceuticals, Inc., Schering-Plough Corporation's Schering-Plough Research Institute, SmithKline Beecham PLC, Therapeutic Genomics, Inc. and UCB Research Inc., a division of UCB Pharma.

         Since 1997, we have developed custom gene expression databases designed for each of our customers' internal programs and needs and targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999, we began developing our GeneExpress database suite of reference gene expression information. The GeneExpress databases contain information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with many different drugs. We completed development of the first commercial version of the GeneExpress database suite in November 1999. We currently market GeneExpress through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community and to physicians and patients. We sold our first GeneExpress subscription in December 1999.

         Customers for our custom database and related software products can provide us with various combinations of recurring technology and database access fees, research fees, certain additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products, and nonrefundable upfront payments all of which are recognized as revenue in accordance with relevant generally accepted accounting principles.

Subscribers to our GeneExpress database suite pay us varying database subscription fees depending upon the level and type of information they obtain.

         Technology and database access fees are recognized evenly over the term of each customer agreement. We recognize revenues from research and development support when they are earned which is ordinarily when the work is performed or costs are incurred. Milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Subscription fees to the GeneExpress database suite are recognized evenly over the term of the subscription. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of data purchased, transferred technology or other contractual rights that are not contingent upon future performance under the terms of the agreements are recognized as revenue when earned. Under collaboration agreements in which we create research databases in exchange for fixed fees, revenues from such collaborations are recognized on the percentage-of-completion method.

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

         We have incurred operating losses in each year since our inception. At March 31, 2000, we had accumulated operating losses of approximately $83.1 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom database and related software products. We expect to incur additional operating losses in future years.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and March 31, 1999

         Revenues increased $0.9 million or twenty-three percent (23%) to $5.0 million for the three months ended March 31, 2000 from $4.1 million for the same period in 1999. The increase in revenues resulted primarily from our sale of subscriptions to the GeneExpress database suite as well as the addition of new custom database customers. Payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenues for the three months ended March 31, 2000, and payments from each of Aventis CropScience, Japan Tobacco, Organon and Procter & Gamble accounted for 10% or more of revenues for the same period in 1999. In March 2000, we entered into a series of agreements with NeuralStem that resulted in the purchase, by NeuralStem, of a module of the GeneExpress database, and we did not recognize any revenue from such sale in the three months ended March 31, 2000. We expect to record revenue in future periods over the term of the agreements with NeuralStem.

         Research and development expenses increased to $8.5 million for the three months ended March 31, 2000 from $7.0 million for the same period in 1999. The increase in research and development expenses was primarily attributable to an approximate increase of $1.3 million in laboratory supplies relating to our efforts in building our GeneExpress database suite which started in 1999, and expansion of our custom database business to accommodate new and expanded relationships with customers. We expect research and development expenses to increase as we expand our

GeneExpress database suite, maintain new and expanding custom database development programs, and further develop the Flow-thru Chip.

         Selling, general and administrative expenses increased to $3.4 million for the three months ended March 31, 2000 from $1.8 million for the same period in 1999. These costs include the costs of corporate operations, finance and accounting, human resources, sales and marketing and other general operations. Approximately $1.0 million of the increase in selling, general and administrative expenses was attributable to increases in personnel expenses, recruiting costs and employee travel related to the expansion of our sales and marketing efforts and general business operations. We expect that selling, general and administrative expenses will increase as we expand our product offerings and sales and marketing efforts.

         Amortization of goodwill was $0.4 million for the three months ended March 31, 2000 and 1999 as a result of the acquisition of Oncormed in September 1998.

         Net interest income increased to $2.4 million for the three months ended March 31, 2000 from $0.2 million for the same period in 1999 primarily due to investment of the proceeds of our public offering of common stock in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through March 31, 2000, we financed our operations through the sale of equity securities, payments under agreements with customers, and equipment and tenant improvement financing. In February 2000, we completed a public offering of 4,680,000 shares of our common stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $247.5 million. As of March 31, 2000, we have also obtained $0.5 million of capital lease financing and $6.3 million under equipment and tenant improvement loans. As of March 31, 2000, we had approximately $257.5 million in cash and marketable securities, compared to $12.4 million as of December 31, 1999.

         Net cash used in operating activities was $4.3 million for the three months ended March 31, 2000 compared to $3.2 million for the same period in 1999. We primarily used cash during the three months ended March 31, 2000 and 1999 to fund our operating losses in addition to expenditures related to intangibles and other assets.

         During the three months ended March 31, 2000 and 1999, we had expenditures relating to intangibles and other assets of approximately $0.9 million and $0.2 million, respectively. These expenditures were primarily for software development costs, patent costs and license fees. We expect to begin amortization of the capitalized software costs associated with our current release, GeneExpress 2000, in the second quarter of 2000. These expenditures are necessary and are expected to increase as a result of continuing efforts to further enhance the GeneExpress database suite, protect our intellectual property and to secure rights to current technology.

         Our investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted of capital expenditures, which totaled $1.2 million and $0.9 million in the three months ended March 31, 2000 and 1999, respectively. The increase in capital expenditures from period to period was primarily due to the increased efforts in building our GeneExpress database suite for our customers. During the three months ended March 31, 2000, the promissory notes issued to two of our officers totaling $0.6 million plus accrued interest to date were repaid.

         Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our public offering in February 2000 and the exercise of stock options.

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

         In March 2000, we entered into a series of agreements with NeuralStem that resulted in the purchase, by NeuralStem, of a module of the GeneExpress database. In addition, we will also gain access to NeuralStem's repository of neural stem cells for gene expression analysis and inclusion into the GeneExpress database suite. Subsequent to the end of the period, we completed an equity investment in NeuralStem. No revenue from the sale of the GeneExpress database module has been recognized in the first quarter of 2000. We expect to record revenue in future periods over the term of the agreements with NeuralStem.

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

         We believe that existing cash and marketable securities and anticipated cash flow from operations will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 1999 and the following:

-        progress of our discovery programs;

-        the number and breadth of these programs;

- our ability to establish and maintain additional arrangements with customers, including additional subscriptions to the GeneExpress database suite;

- the commercial success of the in-process technologies we acquired in our acquisition of Oncormed;

- the progress of the development and commercialization efforts of our customers;

- the level of our activities relating to our independent discovery programs and to the development and commercialization rights we retain in our arrangements with customers;

-        competing technological and market developments;

- the costs associated with obtaining access to tissue samples and related information; and

- the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

         We could require additional financing in the future, which we may seek to raise through public or private equity offerings, debt financing or arrangements with additional customers. Additional financing or arrangements with additional customers may not be available when needed, or if available, we might not be able to obtain them on terms favorable to us and our stockholders. To the extent that we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, we may be required to:

- curtail significantly one or more of our research and development programs;

- obtain funds through arrangements with customers that may require us to relinquish rights to certain of our technologies, discoveries or potential products; or

-        grant licenses on terms that are not favorable to us.


NEW PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is based upon existing accounting rules and provides guidance on how those rules should be applied. SAB 101 specifically addresses revenue recognition for nonrefundable upfront fees in the biotechnology industry. Should a change in accounting policy be necessary, the change would be reported as a cumulative effect adjustment with resulting deferred revenue being recognized in future periods over the remaining terms of the agreements. We will adopt SAB 101 for the second quarter of fiscal 2000. We are currently evaluating the effect the implementation of SAB 101 will have on our results of operations and financial position.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not hold any financial instruments subject to significant market risk.

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

         In December 1999, Incyte Pharmaceuticals, Inc. filed an action against us in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against us for infringement of certain patents held by Incyte. The alleged infringement involves our use of a process that Affymetrix recommends be used in the preparation of samples for use with the Affymetrix GeneChip. We intend to defend our position vigorously. There can be no guarantee that our defense will be successful and neither the ultimate outcome nor the range of any losses resulting from this action can be predicted at this time. We expect this action will continue to require significant management time and expense for the foreseeable future.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         Recent Sales of Unregistered Securities

         During the quarter ended March 31, 2000, we have sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

         On February 10, 2000, we sold 14,530 shares of our common stock to Montrose Investments, LTD pursuant to the exercise of their warrant dated February 27, 1998, at a purchase price of $18.27 per share.

         On February 10, 2000, we sold 7,823 shares of our common stock to Westover Investments L.P. pursuant to the exercise of their warrant dated February 27, 1998, at a purchase price of $18.27 per share.

         On February 14, 2000, we sold 8,996 shares of our common stock to Brown Simpson ORD Investments LLC pursuant to the exercise of their warrant dated February 22, 1999, at a purchase price of $18.27 per share.

         On February 18, 2000, we sold 35,148 shares of our common stock to Incyte Pharmaceuticals, Inc. pursuant to the exercise of their warrant dated February 25, 1997, at a purchase price of $92.40 per share.

         On February 28, 2000, we sold 25,262 and 4,210 shares of our common stock to Venture Lending & Leasing, Inc. pursuant to their exercise of two warrants dated April 26, 1997 and September 30, 1997, both at a purchase price of $2.20 per share.

         On March 2, 2000, we sold 6,789 shares of our common stock to Incyte pursuant to the exercise of their warrant dated March 24, 1998, at a purchase price of $18.27 per share.

         The sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) promulgated thereunder.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A)      EXHIBITS:

                3.2       By-Laws, as amended and restated.

             * 10.55      Executive Severance Plan, as amended March 2000.

             * 10.59 Employment Agreement, dated January 4, 2000, between Registrant and David S. Murray.

             + 10.60 STEMExpress Product Purchase Agreement, dated March 27, 2000, between Registrant and NeuraStem BioPharmaceutical, Ltd.

             + 10.61 Gene Express(TM) Product Access Agreement, dated March 27, 2000, between Registrant and NeuralStem BioPharmaceutical, Ltd.

             + 10.62 Series A Preferred Stock Purchase Agreement, dated April 20, 2000, between Registrant and NeuralStem BioPharmaceutical, Ltd.

             * 10.63 Employment Agreement, dated September 1, 1997, between Registrant and Victor M. Markowitz

               11.1       Statement regarding computation of net loss per share

               27.1       Financial Data Schedule

-----------

             *  Indicates management compensatory plan, contract or arrangement.

             + Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

         B)    REPORTS ON FORM 8-K:

                 No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GENE LOGIC INC.


Date:    May 15, 2000                 By:  /s/ Philip L. Rohrer, Jr.
                                         ------------------------------------
                                         Philip L. Rohrer, Jr.
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)