Form 10-Q
period 2000-06-30
GENE LOGIC INC
filed 2000-08-14
CIK 1043914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

            --------------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: : YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 25,773,746 as of July 31, 2000.

================================================================================

                                 GENE LOGIC INC.

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION
Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..............................3
Consolidated Statements of Operations for the Three and Six Months Ended
         June 30, 2000 and 1999.................................................................4
Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and 1999.................................................................5
Notes to Consolidated Financial Statements......................................................6

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition..................................................9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................12

PART II         OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...................................13

Item 6.  Exhibits and Reports on Form 8-K......................................................14

Signatures.....................................................................................15

PART I          FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                           CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PAR VALUE)

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                      2000            1999
                                                                                    ----------     ----------
                                                                                   (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents .................................................     $ 242,773      $   5,294
     Marketable securities available-for-sale ..................................             -          7,152
     Due from collaborators ....................................................         3,115          3,549
     Inventory .................................................................         1,753          1,735
     Prepaid expenses ..........................................................         1,618            822
     Other current assets ......................................................         3,415          1,335
                                                                                    ----------     -----------
         Total Current Assets ..................................................       252,674         19,887
Property and Equipment, net ....................................................        13,004         10,527
Long-term Investments ..........................................................         9,004          1,000
Notes Receivable from Employee .................................................            75            735
Goodwill, net ..................................................................         4,963          5,725
Intangible and Other Assets, net ...............................................         5,197          3,292
                                                                                    ----------     -----------
         Total Assets ..........................................................     $ 284,917      $  41,166
                                                                                    ==========     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable .........................................................     $   6,165      $   4,506
      Accrued expenses .........................................................         3,855          2,759
      Current portion of capital lease obligation ..............................            34            192
      Current portion of long-term debt ........................................         1,433          1,335
      Deferred revenue .........................................................         4,894          5,672
                                                                                    ----------     -----------
          Total Current Liabilities ............................................        16,381         14,464
Capital Lease Obligation .......................................................             -            201
Deferred Revenue ...............................................................           970              -
Long-Term Debt .................................................................         2,205          2,862
Other Noncurrent Liabilities ...................................................           597            571
                                                                                    ----------     -----------
          Total Liabilities ....................................................        20,153         18,098
                                                                                    ----------     -----------
Commitments and Contingencies
Stockholders' Equity:
      Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares
       issued and outstanding as of June 30, 2000 and December 31, 1999 ........             -              -
      Common Stock, $.01 par value; 60,000,000 shares authorized; 25,636,225 and
       20,005,688 shares issued and outstanding as of
       June 30, 2000 and December 31, 1999, respectively .......................           256            200
      Additional paid-in capital ...............................................       354,043        103,497
      Deferred compensation on stock options, net ..............................        (1,356)        (2,488)
      Accumulated other comprehensive loss .....................................             -             (3)
      Accumulated deficit ......................................................       (88,179)       (78,138)
                                                                                    ----------     -----------
         Total Stockholders' Equity ............................................       264,764         23,068
                                                                                    ----------     -----------
         Total Liabilities and Stockholders' Equity ............................     $ 284,917      $  41,166
                                                                                    ==========     ===========


                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                       ------------------------     -------------------------
                                                          2000          1999           2000           1999
                                                       ----------   -----------     ----------     ----------
Revenues ..........................................     $  6,544      $  5,212      $ 11,542      $  9,279
Expenses:
  Research and development ........................       10,615         7,454        19,094        14,486
  Selling, general and administrative .............        4,551         1,986         7,930         3,759
  Amortization of goodwill ........................          381           381           762           762
                                                       ----------   -----------     ----------    -----------
       Total expenses .............................       15,547         9,821        27,786        19,007
                                                       ----------   -----------     ----------    -----------
       Loss from operations .......................       (9,003)       (4,609)      (16,244)       (9,728)
Interest income, net ..............................        3,772           224         6,129           463
Other income ......................................          234             -           234            30
                                                       ----------   -----------     ----------    -----------
       Loss Before Income Tax Expense .............       (4,997)       (4,385)       (9,881)       (9,235)
Income tax expense ................................           60             -           160           100
                                                       ----------   -----------     ----------    -----------
       Net Loss ...................................     $ (5,057)    $  (4,385)     $(10,041)     $ (9,335)
                                                       ----------   -----------     ----------    -----------
Basic and Diluted Net Loss Per Common Share .......     $  (0.20)    $   (0.22)     $  (0.41)     $  (0.47)
                                                       ==========   ===========     ==========    ===========
Shares Used In Computing Basic and Diluted Net Loss
       Per Common Share ...........................       25,511        19,797        24,505        19,754
                                                       ----------   -----------     ----------    -----------

                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                     -------------------------------
                                                                           2000            1999
                                                                     --------------    -------------
Cash Flows From Operating Activities:
Net loss.......................................................        $  (10,041)     $   (9,335)
Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization .............................             2,368           1,495
    Amortization of goodwill...................................               762             762
    Amortization of deferred compensation .....................               616             749
    Loss on disposal of property and equipment.................                44               -
    Other non-cash expense.....................................                99               -
Changes in operating assets and liabilities:
    Due from collaborators.....................................               434               5
    Inventory..................................................               (18)              -
    Prepaid expenses...........................................              (796)           (149)
    Other current assets.......................................            (2,080)           (338)
    Intangible and other assets................................              (307)           (303)
    Accounts payable ..........................................             1,659             (83)
    Accrued expenses...........................................             1,096          (1,619)
    Accrued restructuring .....................................                 -            (132)
    Deferred revenue ..........................................               192             824
    Other noncurrent liabilities...............................                26              43
                                                                     --------------    -------------
          Net Cash Flows From Operating Activities ............            (5,946)         (8,081)
                                                                     --------------    -------------
Cash Flows From Investing Activities:
    Purchases of property and equipment .......................            (4,849)         (1,496)
    Purchase of equity investment .............................            (8,004)              -
    Software development costs.................................            (1,925)              -
    Decrease (increase) in notes receivables from employees....               660            (759)
    Proceeds from sale and maturity of marketable securities
      available-for-sale.......................................             7,155           1,646
                                                                     --------------    -------------
          Net Cash Flows From Investing Activities.............            (6,963)           (609)
                                                                     --------------    -------------
Cash Flows From Financing Activities:
    Proceeds from public offering..............................           262,080               -
    Issuance costs of public offering..........................           (14,624)              -
    Proceeds from issuance of common stock.....................             3,562             202
    Proceeds from notes payable................................                 -             425
    Repayments of financing agreement..........................                 -             (98)
    Repayments of capital lease obligations and
       equipment loans.........................................              (630)           (645)
                                                                     --------------    -------------
          Net Cash Flows From Financing Activities.............           250,388            (116)
                                                                     --------------    -------------
Net Increase (Decrease) in Cash and Cash Equivalents...........           237,479          (8,806)
Cash and Cash Equivalents, beginning of period.................             5,294          16,191
                                                                     --------------    -------------
Cash and Cash Equivalents, end of period.......................        $  242,773      $    7,385
                                                                     ==============    =============
Supplemental Disclosure:
     Interest paid.............................................        $      174      $      211
                                                                     ==============    =============
Non-Cash Transactions:
     Capital lease termination.................................        $      288      $        -
                                                                     ==============    =============

                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2000, consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Loss

         Total comprehensive loss was $5.06 million and $10.04 million for the three and six months ended June 30, 2000, respectively, and $4.42 million and $9.39 million for the three and six months ended June 30, 1999, respectively.

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

Goodwill

         Goodwill, from the acquisition of Oncormed, Inc. ("Oncormed") in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2000 and 1999, respectively. Accumulated amortization of goodwill was $2.7 million and $1.9 million as of June 30, 2000 and December 31, 1999, respectively.

Revenue Recognition

         Technology and database access fees are recognized evenly over the term of the Company's collaboration agreements. Revenues from research and development support are recognized when they are earned, which is ordinarily when the work is performed or costs are incurred. Milestone payments are recognized as revenue in accordance with the applicable performance requirements and contractual terms. Subscription fees to the GeneExpress(TM) Suite of databases ("GeneExpress Suite") are recognized evenly over the term of the subscription. Revenues for such amounts are deferred until earned.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is based upon existing accounting rules and provides guidance on how those rules should be applied. SAB 101 specifically addresses revenue recognition for nonrefundable upfront fees in the biotechnology industry. Should a change in accounting policy be necessary, the change would be reported as a cumulative effect adjustment with resulting deferred revenue being recognized in future periods over the remaining terms of the applicable agreements. The Company will adopt SAB 101 for the fourth quarter of fiscal 2000 and is currently evaluating the effect the implementation of SAB 101 will have on its results of operations and financial position.

NOTE 2.  LONG-TERM INVESTMENTS

         Since April 2000, the Company has held an interest in NeuralStem Biopharmaceuticals, Ltd. ("NeuralStem"), a company commercializing proprietary, patented central nervous system stem cell technology as new therapeutics and research tools for drug discovery. The carrying value of the investment in NeuralStem is approximately $8.0 million and consists of Series A Convertible Preferred Stock. The Company's voting stock interest in NeuralStem constituted 26.7% of the outstanding voting securities at the time of the investment. The Company accounts for this investment under the equity method of accounting. The Company holds no common stock interest in NeuralStem. Therefore, in accordance with APB Opinion No. 18, no portion of the earnings or losses of NeuralStem are reflected in the Company's statements of operations.

NOTE 3.  STOCKHOLDERS' EQUITY

         On February 1, 2000, the Company completed a public offering of its common stock at $56.00 per share. The Company sold 4,680,000 shares, including the underwriters' over-allotment option. Net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses, were approximately $247.5 million.

NOTE 4.  LITIGATION

         On October 19, 1999, a lawsuit was filed in the Circuit Court of Cook County, Illinois against Oncormed, Inc. and Gene Logic Inc. alleging that Oncormed was negligent in determining and reporting laboratory test results of a genetic test conducted by Oncormed. Oncormed sold its testing business to a third-party company prior to the Company's acquisition of Oncormed. The Company is not engaged in any type of genetic testing, nor does the Company have plans to enter such markets. The Company maintains insurance coverage against such claims, and does not believe this action will have a material adverse impact on the Company's business, financial condition or results of operations.

         In December 1999, Incyte Genomics, Inc., formerly Incyte Pharmaceuticals, Inc., ("Incyte") filed an action against the Company in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against the Company for infringement of certain patent rights held by Incyte. The alleged infringement involves the Company's use of a process that Affymetrix, Inc. recommends be used in the preparation of samples for use with the Affymetrix GeneChip(R) platform. The Company intends to defend its position vigorously. There can be no guarantee that such defense will be successful and neither the ultimate outcome nor the range of any losses resulting from this action can be made at this time. This action will continue to require significant management time and expense for the foreseeable future.

NOTE 5.  SEGMENT INFORMATION

         At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment.

         The following is a breakdown of revenue by major collaborators exceeding ten percent (10%) of such revenues and by geographic areas:

                                                  MAJOR COLLABORATORS                     GEOGRAPHIC AREA
                                             ------------------------------          -------------------------
                                              A         B       C        D           JAPAN     EUROPE       US
                                             ---       ---     ---      ---          -----     ------      ---
For the three months ended:
   June 30, 2000........................      38%      23%     -        19%            38%       19%       23%
   June 30, 1999........................      38%      21%     12%      11%            38%       23%       21%

For the six months ended:
   June 30, 2000........................      38%      23%     -        16%            38%       16%       23%
   June 30, 1999........................      38%      23%     14%      12%            38%       26%       23%

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This Report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in this Report. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties identified in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Since 1997, we have developed custom gene expression databases designed for each of our customers' internal programs and needs and targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999, we began developing the GeneExpress Suite, our large-scale reference database of gene expression information. The GeneExpress Suite contains information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with many different drugs. We completed development of the first commercial version of the GeneExpress Suite in November 1999. We currently market the GeneExpress Suite through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community and to physicians and patients. We sold our first subscription to the GeneExpress Suite in December 1999.

         Customers for our custom database and related software products can provide us with various combinations of recurring technology and database access fees, research fees, certain additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products, and nonrefundable upfront payments all of which are recognized as revenue in accordance with relevant generally accepted accounting principles. Subscribers to our GeneExpress Suite pay us varying database subscription fees depending upon the level and type of information they obtain.

         Technology and database access fees are recognized evenly over the term of each customer agreement. We recognize revenues from research and development support when they are earned, which is ordinarily when the work is performed or costs are incurred. Milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Subscription fees to the GeneExpress Suite are recognized evenly over the term of the subscription. Revenues for such amounts are deferred until earned. Nonrefundable upfront payments received for the value of data purchased, transferred technology or other contractual rights that are not contingent upon future performance under the terms of the agreements are recognized as revenue when earned. Under collaboration agreements in which we create research databases in exchange for fixed fees, revenues from such collaborations are recognized on the percentage-of-completion method.

         Our future profitability will depend in part on the successful establishment of agreements with additional customers which include various combinations of genomic databases, bioinformatics software and genomics technology and the successful commercialization of the GeneExpress Suite. Payments for access to custom databases and the GeneExpress Suite are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenues from development and commercialization of products by our customers using our databases and other technology for several years, if at all. Revenues from our customers may be subject to significant fluctuation in both timing and amount, and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

         We have incurred operating losses in each year since our inception. At June 30, 2000, we had accumulated operating losses of approximately $88.2 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom database and related software products. We expect to incur additional operating losses in future years.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2000 and 1999

         Revenues increased $1.3 million or 26% to $6.5 million for the three months ended June 30, 2000 from $5.2 million for the same period in 1999. Revenues increased $2.3 million or 24% to $11.5 million for the six months ended June 30, 2000 from $9.3 million for the same period in 1999. The increase in revenues resulted primarily from additional subscribers to the GeneExpress Suite, as well as additional custom database revenues relating to milestone payments received from certain customers. Due to the conclusion of the Aventis CropScience collaboration in June 2000 and the uncertain timing of milestone payments, revenues for the third quarter of 2000 are expected to decrease as compared to revenues during the second quarter of 2000. Payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenues for the three and six months ended June 30, 2000, and payments from each of Aventis CropScience, Japan Tobacco, Organon and Procter & Gamble accounted for 10% or more of revenues for the same periods in 1999.

         Research and development expenses increased to $10.6 million and $19.1 million for the three and six months ended June 30, 2000, respectively, from $7.5 million and $14.5 million for the same periods in 1999. The increase in research and development expenses for the three and six month periods ended June 30, 2000 was primarily attributable to increased usage of sample tissues and Affymetrix GeneChips to expand and enhance the content of the GeneExpress Suite. We expect research and development expenses to increase as we expand the content of the GeneExpress Suite, further develop the Flow-thru Chip and pursue our recent collaboration with Life Technologies, Inc.

         During the second quarter of 2000, we entered into an agreement with Life Technologies, Inc. whereby the two companies will collaborate to provide customers with full-length sequences and clones. We began recording expenses related to this agreement in the second quarter of 2000 and expect such expenses to increase. Revenues from this collaboration are not expected to begin until the middle of 2001.

         Selling, general and administrative expenses increased to $4.5 million and $7.9 million for the three and six months ended June 30, 2000, respectively, from $2.0 million and $3.8 million for the same periods in 1999. These costs include the costs of corporate operations, finance and accounting, human resources, sales and marketing and other general operations. For the three and six month periods, approximately $1.5 million and $2.5 million, respectively, of the increase in selling, general and administrative expenses was attributable to increases in personnel expenses, recruiting and relocation costs and employee travel related to the expansion of our sales and marketing efforts and general business operations. Selling, general and administrative expenses are expected to increase as we expand our product offerings and sales and marketing efforts.

         Amortization of goodwill was $0.4 million and $0.8 million for the three and six months ended June 30, 2000, respectively, as a result of the acquisition of Oncormed in September 1998.

         Net interest income increased to $3.8 million and $6.1 million for the three and six months ended June 30, 2000, respectively, from $0.2 million and $0.5 million for the same periods in 1999 primarily due to investment of the proceeds of our public offering of common stock in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through June 30, 2000, we have financed our operations through the sale of equity securities, payments from customers, and equipment and tenant improvement financing. In February 2000, we completed a public offering of 4,680,000 shares of our common stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $247.5 million. As of June 30, 2000, we have also obtained $0.5 million of capital lease financing and $6.3 million under equipment and tenant improvement loans. As of June 30, 2000, we had approximately $242.8 million in cash and marketable securities, compared to $12.4 million as of December 31, 1999.

         Net cash used in operating activities was $5.9 million for the six months ended June 30, 2000 compared to $8.1 million for the same period in 1999. During the six months ended June 30, 2000 and 1999, we primarily used cash to fund our operating losses.

         The Company's investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted of capital expenditures, an $8.0 million equity investment in NeuralStem and capitalized software costs. The increase in capital expenditures, which totaled $4.8 million and $1.5 million for the six months ended June 30, 2000 and 1999, respectively, was primarily due to increased efforts in expanding the content in the GeneExpress Suite. The increase in capitalized software costs of $1.9 million for the six months ended June 30, 2000 was due to ongoing efforts to enhance the software interface of the GeneExpress Suite, specifically GeneExpress 2000. Capitalized software costs are expected to increase as a result of continuing efforts to further enhance the GeneExpress Suite. Capital expenditures are expected to increase at the end of 2000 and early 2001 as we meet our expanding facility requirements.

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

  - our ability to establish and maintain additional arrangements with customers, including additional subscriptions to the GeneExpress Suite;

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

         We could require additional financing in the future, which we may seek to raise through public or private equity or debt offerings. To the extent that we raise additional capital by issuing equity or convertible debt securities, ownership dilution to stockholders will result. If adequate financing is not available when needed, we may be required to:

    - curtail significantly one or more of our research and development programs;

    - obtain funds through arrangements with customers that may require us to relinquish rights to certain of our technologies, discoveries or potential products; or

    - grant licenses on terms that are not favorable to us.


NEW PRONOUNCEMENT

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is based upon existing accounting rules and provides guidance on how those rules should be applied. SAB 101 specifically addresses revenue recognition for nonrefundable upfront fees in the biotechnology industry. Should a change in accounting policy be necessary, the change would be reported as a cumulative effect adjustment with resulting deferred revenue being recognized in future periods over the remaining terms of the agreements. We will adopt SAB 101 for the fourth quarter of fiscal 2000. We are currently evaluating the effect the implementation of SAB 101 will have on its results of operations and financial position.

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

         In December 1999, Incyte Genomics, Inc., formerly Incyte Pharmaceuticals, Inc., filed an action against us in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against us for infringement of certain patents held by Incyte. The alleged infringement involves our use of a process that Affymetrix recommends be used in the preparation of samples for use with the Affymetrix GeneChip platform. We intend to defend our position vigorously. There can be no guarantee that our defense will be successful and neither the ultimate outcome nor the range of any losses resulting from this action can be predicted at this time. We expect this action will continue to require significant management time and expense for the foreseeable future.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 8, 2000. At the Annual Meeting, the Company's stockholders elected two directors to the Company's Board of Directors and approved the proposals as more fully described below.

         At the Annual Meeting, 23,451,810 shares out of a total of 25,444,364 shares of Common Stock outstanding at the record date were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

1.       Election of Directors

         Proposal to elect two directors to hold office until the 2003 Annual Meeting of Stockholders or his earlier resignation or removal.

         Nominee                            Votes For          Votes Withheld
         -------                            ---------          --------------
         Charles L. Dimmler III             23,328,023             123,787
         G. Anthony Gorry, Ph.D.            23,332,528             119,282

         The following individuals' term of office as a director continue after the meeting: Jules Blake, Ph.D., Michael J. Brennan, M.D., Ph.D., Mark
         D. Gessler, Jeffrey D. Sollender and Alan G. Walton, Ph.D., D.Sc.

2.       Approve the Company's 1997 Equity Incentive Plan, as Amended

         Proposal to approve the Company's 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,500,000 shares. The proposal was approved by a vote of 8,630,347 shares in favor and 6,271,780 shares against.

3.       Approve the Company's Employee Stock Purchase Plan, as Amended

         Proposal to approve the Company's Employee Stock Purchase Plan, as amended to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares. The proposal was approved by a vote of 14,576,565 shares in favor and 326,363 shares against.

4.       Appointment of Independent Auditors

         Proposal to ratify the selection of Ernst & Young, LLP as independent auditors of the Company for its fiscal year ending December 31, 2000. Proposal was approved by a vote of 22,287,752 shares in favor and 1,116,730 shares against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS:

                  + 10.64 First Amendment to the Genomic Database Collaboration and License Agreement, dated February 1, 2000, between Registrant and Procter & Gamble Pharmaceuticals, Inc.

                  + 10.65 Second Amendment to the Genomic Database Collaboration and License Agreement, dated June 29, 2000, between Registrant and Procter & Gamble Pharmaceuticals, Inc.

                  + 10.66 Settlement Agreement, effective June 16, 2000, between Registrant and Aventis CropScience GmbH.

                    11.1   Statement regarding computation of net loss per share

                    27.1   Financial Data Schedule

         ---------------

         + Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

         B)       REPORTS ON FORM 8-K:

                  A Report on Form 8-K was filed on April 18, 2000, and amended on May 4, 2000 and May 12, 2000 with respect to the dismissal of Arthur Andersen LLP and engagement of Ernst & Young LLP as the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENE LOGIC INC.


Date:    August 14, 2000         By:/s/ Philip L. Rohrer, Jr.
                                    ----------------------------
                                    Philip L. Rohrer, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)