Form 10-Q
period 2000-09-30
GENE LOGIC INC
filed 2000-11-14
CIK 1043914

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.


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


The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 25,932,056 as of October 31, 2000.

================================================================================

                                 GENE LOGIC INC.


                                TABLE OF CONTENTS

PART I               FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheets at September 30, 2000 and December 31, 1999........................3
Consolidated Statements of Operations for the Three and Nine Months Ended
           September 30, 2000 and 1999.........................................................4
Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999.........................................................5
Notes to Consolidated Financial Statements.....................................................6

Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition...............................................9

Item 3.    Quantitative and Qualitative Disclosure About Market Risk..........................13

PART II              OTHER INFORMATION

Item 1.    Legal Proceedings..................................................................13

Item 6.    Exhibits and Reports on Form 8-K...................................................14

Signatures....................................................................................15

PART I               FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 GENE LOGIC INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          SEPTEMBER 30,          DECEMBER 31,
                                                                              2000                   1999
                                                                      -------------------     ------------------
                                                                           (Unaudited)
                                     ASSETS

Current Assets:
      Cash and cash equivalents ..................................    $     231,419           $      5,294
      Marketable securities available-for-sale....................                -                  7,152
      Due from collaborators......................................            3,008                  3,549
      Inventory...................................................            1,530                  1,735
      Prepaid expenses............................................            1,891                    822
      Other current assets........................................            2,675                  1,335
                                                                      -------------------     ------------------
           Total Current Assets...................................          240,523                 19,887
Property and Equipment, net ......................................           13,508                 10,527
Long-term Investments.............................................            9,081                  1,000
Goodwill, net.....................................................            4,582                  5,725
Intangible and Other Assets, net .................................            8,272                  4,027
                                                                      -------------------     ------------------
           Total Assets ..........................................    $     275,966           $     41,166
                                                                      -------------------     ------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable ...........................................    $       4,378           $      4,506
      Accrued expenses............................................            5,121                  2,759
      Current portion of capital lease obligation.................                -                    192
      Current portion of long-term debt...........................            1,385                  1,335
      Deferred revenue............................................            2,879                  5,672
                                                                      -------------------     ------------------
            Total Current Liabilities.............................           13,763                 14,464
Capital Lease Obligation..........................................                -                    201
Deferred Revenue..................................................              784                      -
Long-Term Debt....................................................            1,921                  2,862
Other Noncurrent Liabilities......................................              610                    571
                                                                      -------------------     ------------------
              Total Liabilities...................................           17,078                 18,098
                                                                      -------------------     ------------------
Commitments and Contingencies                                                     -                      -
Stockholders' Equity:
    Preferred Stock, $.01 par value; 10,000,000
        shares authorized; no shares issued and
        outstanding as of September 30, 2000 and
        December 31, 1999.........................................                -                      -
    Common Stock, $.01 par value; 60,000,000
         shares authorized; 25,925,767 and 20,005,688
         shares issued and outstanding as of September
         30, 2000 and December 31, 1999, respectively.............              259                    200
    Additional paid-in capital ...................................          355,840                103,497
    Deferred compensation on stock options, net ..................           (1,061)                (2,488)
    Accumulated other comprehensive loss..........................                -                     (3)
    Accumulated deficit ..........................................          (96,150)               (78,138)
                                                                      -------------------     ------------------
            Total Stockholders' Equity............................          258,888                 23,068
                                                                      -------------------     ------------------
            Total Liabilities and Stockholders' Equity............    $     275,966           $     41,166
                                                                      ===================     ==================

                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                              2000             1999            2000            1999
                                                            ----------      ----------      ----------      ----------

Revenues ................................................   $   5,269       $   4,223       $  16,811       $  13,502
Expenses:
  Research and development ..............................      11,955           7,020          31,049          21,506
  Selling, general and administrative ...................       4,731           2,335          12,662           6,094
  Amortization of goodwill ..............................         381             381           1,143           1,143
                                                            ----------      ----------      ----------      ----------
         Total expenses .................................      17,067           9,736          44,854          28,743
                                                            ----------      ----------      ----------      ----------
         Loss from operations ...........................     (11,798)         (5,513)        (28,043)        (15,241)
Interest income, net ....................................       3,828             126           9,957             589
Other income ............................................           -               -             234              30
                                                            ----------      ----------      ----------      ----------
         Loss Before Income Tax Expense .................      (7,970)         (5,387)        (17,852)        (14,622)
Income tax expense ......................................           -               -             160             100
                                                            ----------      ----------      ----------      ----------
         Net Loss .......................................   $  (7,970)      $  (5,387)      $ (18,012)      $ (14,722)
                                                            ----------      ----------      ----------      ----------
Basic and Diluted Net Loss Per Common Share .............   $   (0.31)      $   (0.27)      $   (0.72)      $   (0.74)
                                                            ----------      ----------      ----------      ----------
Shares Used In Computing Basic and Diluted Net Loss
       Per Common Share .................................      25,798          19,887          24,939          19,799
                                                            ----------      ----------      ----------      ----------

                             See accompanying notes.

                                 GENE LOGIC INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   -----------------------------------
                                                                                       2000                  1999
                                                                                   -------------         -------------
  Cash Flows From Operating Activities:
  Net loss................................................................         $   (18,012)          $   (14,722)
  Adjustments to reconcile net loss to net cash flows from
      operating activities:
      Depreciation and amortization ......................................               3,948                 2,343
      Amortization of goodwill............................................               1,143                 1,143
      Amortization of deferred compensation ..............................                 912                 1,148
      Loss on disposal of property and equipment..........................                  52                     -
      Other non-cash expense..............................................                 732                     -
  Changes in operating assets and liabilities:
      Due from collaborators..............................................                 541                   277
      Inventory...........................................................                 205                     -
      Prepaid expenses....................................................              (1,069)               (1,068)
      Other current assets................................................              (1,343)                   50
      Intangible and other assets.........................................                (617)                 (420)
      Accounts payable ...................................................                (128)                  814
      Accrued expenses....................................................               2,362                  (846)
      Accrued restructuring ..............................................                   -                  (184)
      Deferred revenue ...................................................              (2,009)                1,419
      Other noncurrent liabilities........................................                  39                    65
                                                                                   -------------         -------------
           Net Cash Flows From Operating Activities ......................             (13,244)               (9,981)
                                                                                   -------------         -------------
  Cash Flows From Investing Activities:
      Purchases of property and equipment ................................              (6,340)               (2,838)
      Purchase of equity investment ......................................              (8,081)                    -
      Software and database development costs.............................              (5,216)                 (517)
      Decrease (increase) in notes receivable from employees..............                 663                  (768)
      Proceeds from sale and maturity of marketable securities
         available-for-sale...............................................               7,155                 2,596
                                                                                   -------------         -------------
           Net Cash Flows From Investing Activities.......................             (11,819)               (1,527)
                                                                                   -------------         -------------
  Cash Flows From Financing Activities:
      Proceeds from public offering.......................................             262,080                     -
      Issuance costs of public offering...................................             (14,624)                    -
      Proceeds from issuance of common stock..............................               4,728                   376
      Proceeds from note payable..........................................                   -                   425
      Repayments of financing agreement...................................                   -                   (98)
      Repayments of capital lease obligations and
         equipment loans..................................................                (996)                 (986)
                                                                                   -------------         -------------
           Net Cash Flows From Financing Activities.......................             251,188                  (283)
                                                                                   -------------         -------------
  Net Increase (Decrease) in Cash and Cash Equivalents....................             226,125               (11,791)
  Cash and Cash Equivalents, beginning of period..........................               5,294                16,191
                                                                                   -------------         -------------
  Cash and Cash Equivalents, end of period................................         $   231,419           $     4,400
                                                                                   -------------         -------------
  Supplemental Disclosure:
      Interest paid.......................................................         $       248           $       311
                                                                                   -------------         -------------
  Non-Cash Transactions:
      Capital lease termination...........................................         $       288           $         -
                                                                                   -------------         -------------

                             See accompanying notes.

                                 GENE LOGIC INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

           The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2000, consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

           Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Comprehensive Loss

           Total comprehensive loss was $7.97 million and $18.01 million for the three and nine months ended September 30, 2000, respectively, and $5.34 million and $14.73 million for the three and nine months ended September 30, 1999, respectively.


Goodwill

           Goodwill, from the acquisition of Oncormed, Inc. ("Oncormed") in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $0.4 million and $1.1 million for the three and nine months ended September 30, 2000, respectively. Accumulated amortization of goodwill was $3.1 million and $1.9 million as of September 30, 2000 and December 31, 1999, respectively.


Software and Database Development Costs

           During the nine months ended September 30, 2000 and 1999, the Company capitalized software development costs of $3.1 million and $0.5 million, respectively, as a result of ongoing efforts to enhance the software interface of the GeneExpress(R) Suite of databases ("GeneExpress Suite"). These costs are being amortized over their expected useful life of three years upon release of the software upgrades. Accumulated amortization of software development costs was $0.5 million and $0.1 million as of September 30, 2000 and December 31, 1999, respectively.

           During the three months ended September 30, 2000, the Company incurred $2.2 million of costs related to the update of the GeneExpress Suite data with the new Affymetrix, Inc. HU-95 Human Genome GeneChip(R) set. This set includes 60,000 human genes and expressed sequence tags ("ESTs") as compared to the previous HU-35 Human Genome GeneChip set which included 42,000 human genes and ESTs. These costs are being amortized over their expected useful life of two years. Accumulated amortization of database development costs was $0.3 million as of September 30, 2000.

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

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is based upon existing accounting rules and provides guidance on how those rules should be applied. Should a change in accounting policy be necessary, the change would be reported as a cumulative effect adjustment with resulting deferred revenue being recognized in future periods over the remaining terms of the applicable agreements. The Company will adopt SAB 101 when required, which is currently expected to be in the fourth quarter of fiscal 2000 and is evaluating the effect the implementation of SAB 101 will have on its results of operations and financial position. This impact is not expected to be material.

Reclassifications

             Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

NOTE 2. LONG-TERM INVESTMENTS

           Since April 2000, the Company has held an interest in NeuralStem Biopharmaceuticals, Ltd. ("NeuralStem"), a company commercializing proprietary, patented central nervous system stem cell technology as new therapeutics and research tools for drug discovery. The carrying value of the investment in NeuralStem is approximately $8.1 million and consists of Series A Convertible Preferred Stock. The Company's voting stock interest in NeuralStem constituted 26.7% and 22.6% of the outstanding voting securities at the time of investment and at September 30, 2000, respectively. The Company accounts for this investment under the equity method of accounting. The Company holds no common stock interest in NeuralStem. Therefore, in accordance with APB Opinion No. 18, no portion of the earnings or losses of NeuralStem are reflected in the Company's statements of operations.

NOTE 3. STOCKHOLDERS' EQUITY

           On February 1, 2000, the Company completed a public offering of its common stock at $56.00 per share. The Company sold 4,680,000 shares, including the underwriters' over-allotment option. Net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses, were approximately $247.5 million.

NOTE 4. LITIGATION

           In December 1999, Incyte Genomics, Inc., formerly Incyte Pharmaceuticals, Inc., ("Incyte") filed an action against the Company in the United States District Court for the Northern District of California, Case No. C99-5180 MJJ. In the action, Incyte asserts claims against the Company for infringement of certain patents held by Incyte. The alleged infringement involves the Company's use of a process that Affymetrix, Inc. recommends be used in the preparation of samples for use with the Affymetrix GeneChip(R) platform.

           In August 2000, Incyte amended its complaint, withdrawing one of its patents from the litigation. At this time, the Company filed counterclaims against Incyte alleging unfair business practice and interference with contractual relations. Incyte subsequently filed like counterclaims against the Company.

           In August 2000, Incyte filed a second action against the Company in the United States District Court for the Northern District of California, Case No. 00-20876 PVT. In the action, Incyte asserts claims for infringement of a patent in the field of bioinformatics.

           In August 2000, Incyte filed a patent infringement action against Affymetrix, Inc. in the United States District Court for the Northern District of California, asserting infringement by Affymetrix of the same two Incyte patents which remain at issue in the Incyte v. Gene Logic litigation first mentioned above. The court has granted "related case" status to these two suits and may consider consolidation of at least some aspects of the two cases.

           The Company intends to defend its position vigorously in the above two cases where it is a defendant. There can be no guarantee that the Company's defense will be successful and neither the ultimate outcome nor the range of any losses resulting from these actions can be predicted at this time. The Company expects these actions will continue to require significant management time and expense for the foreseeable future.

NOTE 5. SEGMENT INFORMATION

           At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment.

           The following is a breakdown of revenue by major collaborators exceeding ten percent (10%) of such revenues and by geographic areas:


                                                       MAJOR COLLABORATORS                                GEOGRAPHIC AREA
                                      -----------------------------------------------------     ------------------------------------
                                          A        B        C        D        E        F           JAPAN       EUROPE        US
                                      -------- -------- -------- -------- -------- --------     -----------  ----------- -----------
For the three months ended:
   September 30, 2000...............      35%      19%       -        -       12%      11%           35%           -         42%
   September 30, 1999...............      48%      26%       -       13%       -        -            48%          13%        26%

For the nine months ended:
   September 30, 2000...............      37%      21%       -       11%       -        -            37%          11%        21%
   September 30, 1999...............      41%      24%      11%      13%       -        -            41%          24%        24%

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

           GeneExpress(R) and Flow-thru Chip(TM) are our trademarks. GeneChip(R) is a registered trademark of Affymetrix, Inc.

OVERVIEW

           We were incorporated in September 1994 and have devoted substantially all of our resources to the development of our genomics technologies, bioinformatics systems and database products for use in pharmaceutical, diagnostic and agricultural product research and development.

           Since 1997, we have developed custom gene expression databases designed for certain of our customers' internal programs and needs and targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999, we began developing the GeneExpress Suite, our large-scale reference database of gene expression information. The GeneExpress Suite contains information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with many different drugs. We completed development of the first commercial version of the GeneExpress Suite in November 1999. We currently market the GeneExpress Suite through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community and to physicians and patients. We sold our first subscription to the GeneExpress Suite in December 1999.

           Customers for our custom database and related software products can provide us with various combinations of recurring technology and database access fees, research fees, certain additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products, and nonrefundable upfront payments. Subscribers to our GeneExpress Suite pay us varying database subscription fees depending upon the level and type of information they obtain.

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

           We have incurred operating losses in each year since our inception. At September 30, 2000, we had accumulated losses of approximately $96.2 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom database and related software products. We expect to incur additional operating losses in future years.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2000 and 1999

           Revenues increased $1.0 million or 25% to $5.3 million for the three months ended September 30, 2000 from $4.2 million for the same period in 1999. Revenues increased $3.3 million or 25% to $16.8 million for the nine months ended September 30, 2000 from $13.5 million for the same period in 1999. The increase in revenues resulted primarily from additional subscribers to the GeneExpress Suite of products offset somewhat by a decline in custom database revenues due in part to the conclusion of a collaboration with Aventis CropScience. Payments from each of American Home Products Corp.'s Wyeth-Ayerst Laboratories, Genaissance Pharmaceuticals, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for the three months ended September 30, 2000. Payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for the three months ended September 30, 1999 and the nine months ended September 30, 2000. Payments from each of Aventis CropScience, Japan Tobacco, Organon and Procter & Gamble accounted for 10% or more of revenue for the nine months ended September 30, 1999.

           Research and development expenses increased to $12.0 million and $31.0 million for the three and nine months ended September 30, 2000, respectively, from $7.0 million and $21.5 million for the same periods in 1999. The increase in research and development expenses for the three and nine month periods ended September 30, 2000 was primarily attributable to increased tissue acquisition and processing costs, Affymetrix GeneChips usage, and agreements with third parties to expand and enhance the content and product offerings of the GeneExpress Suite. We expect research and development expenses to increase as we expand the content of the GeneExpress Suite, further develop the Flow-thru Chip and pursue our collaboration with Life Technologies, Inc.

           Selling, general and administrative expenses increased to $4.7 million and $12.7 million for the three and nine months ended September 30, 2000, respectively, from $2.3 million and $6.1 million for the same periods in 1999. For the three and nine month periods approximately $1.9 million and $4.3 million, respectively, of the increase was attributable to the establishment of sales and marketing efforts. The remainder of the increase is due to the expansion of general business operations. Selling, general and administrative expenses are expected to increase as we expand our product offerings and sales and marketing efforts.

           Amortization of goodwill was $0.4 million and $1.1 million for the three and nine months ended September 30, 2000, respectively, as a result of the acquisition of Oncormed in September 1998.

           Net interest income increased to $3.8 million and $10.0 million for the three and nine months ended September 30, 2000, respectively, from $0.1 million and $0.6 million for the same periods in 1999 primarily due to investment of the proceeds of our public offering of common stock in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

           From inception through September 30, 2000, we have financed our operations through the sale of equity securities, payments from customers, and equipment and tenant improvement financing. In February 2000, we completed a public offering of 4,680,000 shares of our common stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $247.5 million. As of September 30, 2000, we have also obtained $0.5 million of capital lease financing and $6.3 million under equipment and tenant improvement loans. As of September 30, 2000, we had approximately $231.4 million in cash, cash equivalents and marketable securities, compared to $12.4 million as of December 31, 1999.

           Net cash used in operating activities was $13.2 million for the nine months ended September 30, 2000 compared to $10.0 million for the same period in 1999. During the nine months ended September 30, 2000 and 1999, we primarily used cash to fund our operating losses.

           The Company's investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted of capital expenditures, an $8.1 million equity investment in NeuralStem and software and database development costs. The increase in capital expenditures, which totaled $6.3 million and $2.8 million for the nine months ended September 30, 2000 and 1999, respectively, was primarily due to increases in capacity needed to expand the content of the GeneExpress Suite of products. During the fourth quarter of 2000 and the first quarter of 2001, we expect to invest approximately $6.0 million in tenant improvements to meet our expanding facility requirements.

           Software and database development costs were $5.2 million and $0.5 million for the nine months ended September 30, 2000 and 1999, respectively. We incurred software development costs of $3.1 million and $0.5 million for the nine months ended September 30, 2000 and 1999, respectively, related to ongoing efforts to enhance the software interface of the GeneExpress Suite. Also, during the three months ended September 30, 2000 we incurred $2.2 million of database development costs related to the update of our GeneExpress Suite data as a result of Affymetrix, Inc.'s release of their HU-95 Human Genome GeneChip set. This new set includes 60,000 human genes and ESTs as compared to the HU-35 Human Genome GeneChip set which included 42,000 human genes and ESTs. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Software development costs are expected to continue as a result of ongoing efforts to further enhance the GeneExpress Suite while database development costs are not expected to recur in the near future.

           Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our public offering in February 2000 and the exercise of stock options.

           We believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed in our Annual Report on Form 10-K for the year ended December 31, 1999 and the following:

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

NEW PRONOUNCEMENT

             In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is based upon existing accounting rules and provides guidance on how those rules should be applied. Should a change in accounting policy be necessary, the change would be reported as a cumulative effect adjustment with resulting deferred revenue being recognized in future periods over the remaining terms of the agreements. We will adopt SAB 101 when required, which is currently expected to be in the fourth quarter of fiscal 2000. We are evaluating the effect the implementation of SAB 101 will have on its results of operations and financial position. This impact is not expected to be material.

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

           In August 2000, Incyte amended its complaint, withdrawing one of its patents from the litigation. At this time, we filed counterclaims against Incyte alleging unfair business practice and interference with contractual relations. Incyte subsequently filed like counterclaims against us.

           In August 2000, Incyte filed a second action against us in the United States District Court for the Northern District of California, Case No. 00-20876 PVT. In the action, Incyte asserts claims for infringement of a patent in the field of bioinformatics.

           In August 2000, Incyte filed a patent infringement action against Affymetrix, Inc. in the United States District Court for the Northern District of California, asserting infringement by Affymetrix of the same two Incyte patents which remain at issue in the Incyte v. Gene Logic litigation first mentioned above. The court has granted "related case" status to these two suits and may consider consolidation of at least some aspects of the two cases.

           We intend to defend our position vigorously in the above two cases where we are the defendants. There can be no guarantee that our defense will be successful and neither the ultimate outcome nor the range of any losses resulting from these actions can be predicted at this time. We expect these actions will continue to require significant management time and expense for the foreseeable future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)         EXHIBITS:

           10.67 Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.

           11.1 Statement regarding computation of net loss per share

           27.1                 Financial Data Schedule

B)         REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENE LOGIC INC.


Date:  November 14, 2000         By:/s/ Philip L. Rohrer, Jr.
                                    --------------------------------------------
                                    Philip L. Rohrer, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)