Form 10-K
period 2000-12-31
GENE LOGIC INC
filed 2001-03-29
CIK 1043914

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from     to
                           Commission File No. 0-23317
                                 ---------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 1, 2001 was approximately $456,992,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

    The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 26,309,122 as of March 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders to be held on June 7, 2001 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

----------
   * Excludes 4,151,923 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 1, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

================================================================================

                                     PART I

ITEM 1. BUSINESS

    This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We generally use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed for the reasons described in this Report on Form 10-K. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties set forth below and in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Results of Operations and Financial Condition."

    Unless the context requires otherwise, references in this Report on Form 10-K to "Gene Logic," the "Company," "we," "us," and "our" refer to Gene Logic Inc. and its wholly owned subsidiary.

    GeneExpress(R) is a registered trademark of Gene Logic. READS(TM), BioExpress(TM), ToxExpress(TM), PharmExpress(TM), CloneExpress(TM), e-northern(TM), gene signature(TM) and Flow-thru Chip(TM) are trademarks of Gene Logic. GeneChip(R) is a registered trademark of Affymetrix, Inc. Trade names and trademarks of other companies appearing in this Report on Form 10-K are the property of their respective holders.

OVERVIEW

    Gene Logic is a leading supplier of integrated genomic information and bioinformatics related to gene activity in human disease and toxicity to enable global pharmaceutical, biotechnology, life sciences and diagnostic companies to reduce the time, risk and cost involved in developing drugs against human disease. Through the systematic and industrialized application of genomics, we have built and are commercializing what we believe to be the world's most comprehensive survey of gene expression from human and animal tissues. Gene expression, which is the degree to which genes in a cell are switched on or off, is information critical to understanding the functions of genes. We market a growing portfolio of gene expression-based products. These products include our flagship product, the GeneExpress Suite of databases, and custom, proprietary gene expression databases focused on single disease indications. The GeneExpress Suite is a growing reference library of gene expression information to be used to discover drug targets, prioritize therapeutic compounds, predict toxicity, determine drug efficacy via pharmacogenetics, and facilitate clinical trial development and patient management. Currently, a number of global pharmaceutical and biotechnology companies utilize our various gene expression products throughout their drug discovery and development programs.

    Since 1997, we have developed gene expression databases designed to fulfill the needs of our customers' internal programs and targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999 we began developing the GeneExpress Suite of databases of reference gene expression information. The GeneExpress Suite contains genomic information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines as well as tissues from patients and animals treated with many different drugs. We completed development of the first commercial version of the GeneExpress Suite in November 1999 and sold our first GeneExpress Suite subscription in December 1999. We currently market the GeneExpress Suite of databases through nonexclusive subscriptions to the pharmaceutical, biotechnology, life sciences and diagnostic industries.

    We collect tissues and cells through our global biorepository network and generate gene expression data in-house using two complementary technologies--GeneChip microarrays manufactured by Affymetrix, Inc. and our own patented READS (Restriction Enzyme Analysis of Differentially Expressed Sequences) technology. The combination of GeneChip microarrays and READS enables us to obtain comprehensive coverage of the genes expressed in virtually all important tissue types. At year-end 2000, the GeneExpress Suite of databases contained gene expression profiles on over 4,000 tissue samples. By the end of 2003, we expect to have complete gene expression profiles on 30,000 tissue samples, over half of which will be tissue from a wide range of human organs, each with comprehensive clinical information, representing a broad and in-depth survey of human gene expression across every major disease.

    We have also developed a novel software platform for delivering our database products. The GeneExpress 2000 software interface provides support for integrating customers' data with Gene Logic's gene expression data. Our software interface provides powerful analytical and visualization tools for mining gene expression data, and allows users to conduct a broad variety of analytical experiments designed to answer their specific questions about mechanisms of disease and drug action.

    The GeneExpress Suite of databases is used for a variety of applications, including the discovery and validation of novel drug targets, prioritization of therapeutic compounds, in silico prediction of safety and efficacy of new molecular entities and facilitation of clinical trials and patient management. We have the ability to organize gene expression data into subsets, called DataSuites, specific to customers' research program requirements and optimally priced to satisfy a wide range of budgetary requirements. As a result, we can tailor the same information to different customer requirements, thereby maximizing the revenue potential of the underlying data. We believe our GeneExpress Suite of databases will become a fundamental reference source of gene expression information for many scientists engaged in industrial and academic biological research.

    We currently have the following 15 global pharmaceutical and biotechnology companies utilizing gene expression information from the GeneExpress Suite.

- American Home Products          - Genentech, Inc.                - Pfizer, Inc.

- Avalon Pharmaceuticals          - IDEC Pharmaceuticals           - Procter & Gamble Pharmaceuticals

- Biogen, Inc.                    - LG Chemical Ltd.               - Psychiatric Genomics, Inc.

- Boehringer Ingelheim KG         - NeuralStem Biopharmaceuticals  - Sumitomo Pharmaceuticals

- Genaissance Pharmaceuticals     - N.V. Organon                   - UCB Pharma

    We currently have the following five pharmaceutical companies with whom we have a custom discovery research collaboration focused on specific disease indications:

- Procter & Gamble Pharmaceuticals   - LG Chemical Ltd.      - UCB Pharma

- Japan Tobacco, Inc.                - N.V. Organon

    Our customers provide us with various combinations of subscription, technology and database access fees, research fees, up-front payments, research and product development milestone payments, and possible future royalty payments that could enable us to receive a portion of our customers' revenues from sales of any products that result from use of our technology or proprietary database information.

THE IMPORTANCE OF GENE EXPRESSION INFORMATION

    Diseases result when the physiological pathways that regulate the functioning of cells are disturbed. The main components of these pathways are proteins, the synthesis of which is directed by genes within the cells. Genes transcribe their instructions for protein synthesis into messenger RNA, or mRNA; the amount of mRNA present in any given cell, which is termed gene expression, is thus a measure of the gene's activity. While each cell of the human body contains all of the approximately 30,000 to 40,000 protein-coding genes, only about 10-20% of the genes are active in any particular cell type. By analyzing which genes are expressed in a cell or tissue and to what level, it can be determined which physiological pathways are active in the cell and to what degree. By understanding when and where abnormal gene expression occurs and the changes in expression that a drug can cause, the physiological pathways implicated in disease and drug action can be pinpointed. This knowledge can be used to help discover drug targets, prioritize drug leads, predict toxic effects of compounds, anticipate pharmacological responses to drug leads, and tailor clinical trials to the specific needs of subgroups within a population. By understanding the gene expression patterns of relevant tissues from patients with a disease, physicians may also be able to determine which treatments are likely to be effective for that condition and which may be ineffective or harmful.

    We believe that the GeneExpress Suite of databases is the world's largest reference set of gene expression information linked to relevant clinical information and that it enables our customers to exploit the power of gene expression information to reduce the time, risk and cost involved in their product development efforts.

OUR STRATEGY

    Our goal is to be the world's leading supplier of genetic information and complementary bioinformatics regarding gene activity in human disease and toxicity. The key elements of our strategy are to:

    - MARKET OUR GENE EXPRESSION INFORMATION AND SOFTWARE PLATFORM TO THE GLOBAL PHARMACEUTICAL, BIOTECHNOLOGY, LIFE SCIENCES AND DIAGNOSTIC INDUSTRIES. We market our gene expression database products to a variety of customers who require different levels of information and support depending upon their gene expression data needs. Currently, we are marketing various subscription options to the GeneExpress Suite of databases, including subscriptions to the full database or to specific data Modules, called the BioExpress Module and the ToxExpress Module. We also market less expensive subscriptions to disease-specific subsets of the GeneExpress Suite, called DataSuites, to smaller biotechnology companies. We will also continue to develop custom gene expression databases as requested by major customers, for which we expect to earn database access fees, and may earn milestone and royalty payments as products are developed and commercialized using our data. We have built and are continually expanding our data management and storage capabilities to provide our customers with a comprehensive data management and analysis software platform that enables them to efficiently manage their own data as well as access ours.

    - EXPAND OUR GENE EXPRESSION DATABASES TO BUILD THE WORLD'S MOST COMPREHENSIVE GENE EXPRESSION RESOURCE. We are continually expanding the breadth and depth of our gene expression information with the intent of maintaining the GeneExpress Suite of databases as the largest and most comprehensive gene expression resource in the world. At the end of 2000, the database contained gene expression profiles on over 4,000 tissue samples. By the end of 2003, we expect to have complete profiles on 30,000 tissue samples representing an estimated 1 billion gene expression data points. As part of this strategy, we are continually expanding our global biorepository network to ensure our supply of tissue samples.

    - INCREASE THE VALUE OF OUR DATA CONTENT BY ADDING ENHANCED FUNCTIONALITY TO OUR SOFTWARE PLATFORM. We introduced the first version of our GeneExpress Suite of databases in November 1999 and introduced the new version of the data management and analysis software platform, the GeneExpress 2000 1.0, in the second quarter of 2000. Subsequent upgrades to the software platform occurred throughout the remainder of 2000, including GeneExpress 2000 1.1 in July, GeneExpress 2000 1.2 in October, and GeneExpress 2000 1.2.1 in January 2001. GeneExpress 2000 enhancements include an extended GeneExpress Index that captures rich annotations associated with expressed genes, enhanced analysis methods and powerful front-end tools. We expect to continue to enhance the GeneExpress 2000 software platform throughout 2001. Planned enhancements include new gene expression analysis methods, additional third-party analysis tools, extensions of the gene annotations and clinical data associated with samples, and improvement of the overall system usability and performance.

    - CAPTURE THE UNDERLYING VALUE OF OUR DATA CONTENT BY AGGRESSIVELY PATENTING DISEASE-ASSOCIATED GENES. We initiated a program with Invitrogen Corporation to clone, sequence and patent disease-associated genes culled directly from the GeneExpress Suite of databases and to provide access to these full-length clones through a separate add-on product to the GeneExpress Suite called the CloneExpress Library. The CloneExpress Library will be made available exclusively to companies utilizing data from the GeneExpress Suite. We plan to introduce CloneExpress during the fourth quarter of 2001.

    - INTEGRATE OTHER TYPES OF BIOLOGICAL DATA IN OUR DATABASES. The GeneExpress 2000 software interface will enable customers to manage DNA sequence, cDNA microarray and quantitative RT-PCR information which is complementary to the core gene expression information we provide. Future versions will include, for example, single nucleotide polymorphism, or SNP, and protein expression profile information. Because of the way our databases have been designed, we believe that we will be able to readily generate and/or incorporate such data either into our existing products or into separate, specialized databases and become a source of an increasingly broad range of information.

OUR PRODUCTS

    We generate the gene expression data contained in the GeneExpress Suite in-house from tissues and cells we collect through our biorepository network using two complementary technologies--the GeneChip microarrays produced by Affymetrix and our own proprietary licensed READS gene expression technology. The GeneChips currently provide quantitative expression levels for approximately 60,000 human gene fragments (transcripts) for which either full or partial sequences are known. Currently, GeneChip microarrays are also available for approximately 36,000 mouse and 24,000 rat genes and we use these to profile experimental animals and disease models and in toxicology studies. Our READS technology does not depend on any prior knowledge of gene sequence, is applicable to all animal and plant types, and is extremely sensitive. We use READS to determine the expression levels of novel genes that are not represented on the GeneChip microarrays and genes that are expressed at low abundance. The combination of GeneChip microarrays and READS enables us to obtain comprehensive coverage of the genes expressed in virtually all important tissue types.

The GeneExpress Suite of Databases

    The content of the GeneExpress Suite of databases is organized into three modules:

    - THE BIOEXPRESS MODULE allows subscribers to use gene expression information to study normal physiology, elucidate the mechanisms of disease, identify disease-associated pathways and select and prioritize potential drug targets. This database represents a survey of gene expression in a broad range of normal and diseased human tissues, tissues from experimental animals and also human and animal cell lines. Within the BioExpress Module, we are also building more in-depth profiles of samples specifically related to key therapeutic areas in which the pharmaceutical industry spends the majority of its research dollars. These disease-specific data subsets, called DataSuites, are focused on the following areas: central nervous system (or CNS), cancer, cardiovascular disease, and inflammatory diseases. We have already launched two DataSuites, the Oncology DataSuite and the Atlas DataSuite.

    - THE TOXEXPRESS MODULE contains gene expression profiles of tissues and cells treated with drugs and other compounds associated with known classes of toxicity that affect specific organs. These toxicity profiles can be used as references against which the profiles induced by new drug leads can be compared to assess their toxic potentials. Detection of potential toxicity early in the drug discovery and development process allows drug developers to reject compounds having unacceptable toxicity profiles before incurring the substantial expenses of traditional animal toxicology studies and clinical trial failures. We also have seen cases which indicate that gene expression profiling may predict human toxicity where traditional animal toxicity screening failed to reveal such effects. The database currently contains gene expression data from a variety of tissues from experimental animals treated in vivo at various dosages for multiple time periods and primary rat and human hepatocytes treated in vitro.

    - THE PHARMEXPRESS MODULE is analogous to the ToxExpress Module in that it contains gene expression profiles produced by a wide range of marketed drugs and drugs in clinical development across many human and animal tissue samples and at different therapeutic dosage levels. Subscribers can use this information to analyze mechanisms of drug action at the molecular level, to re-engineer compounds to have more specific effects and, potentially, to identify new indications for existing products. We expect that the content of the PharmExpress Module will increase with growing customer demand.

    For each human sample in the GeneExpress Suite, there is a variety of associated information, including demographic and biographical data, clinical history and diagnosis, laboratory values, medication history, drug treatment outcomes and social and family histories. Experimental animal samples are annotated with the details of the applicable experimental protocols, such as types, doses and durations of treatments. This information can be used to define the samples that are relevant for answering specific biological questions.

    The GeneExpress Suite of databases also incorporates the GeneExpress Index, which serves as the link between the genes identified by a query and comprehensive information available about those genes from publicly available sources and our own proprietary annotations. This includes sequences and sequence clusters, gene homologies, gene classification and gene family data, gene function and pathway maps, chromosome location, single nucleotide polymorphism, or SNP, information, protein sequences, protein structures and relevant medical and scientific literature. These data sources are refreshed weekly. By selecting among these elements, a user can bring up on the computer screen an up-to-date customized report for genes of interest.

    In 2000, we released several versions of the GeneExpress 2000 software. The GeneExpress 2000 software platform represents a new generation of our GeneExpress software interface that replaces the first generation system released in November 1999. The GeneExpress 2000 includes a comprehensive gene expression data warehouse back-end, an advanced gene expression analysis engine, and a novel user interface front-end. The GeneExpress 2000's data warehouse integrates gene expression data generated using the Affymetrix human, mouse and rat GeneChip microarrays with comprehensive information on samples, clinical profiles and rich gene annotations. The GeneExpress 2000 is based on a three-tier architecture. The components include an Oracle 8i database server hosting the data warehouse, a high performance analysis engine providing support for computationally intensive gene expression data mining, and Java client user interfaces providing support for streamlined user navigation, powerful data manipulation and analysis. Gene Logic's proprietary data management and middle-ware tools provide further support for rapid tuning of the user interface for improved performance and usability. The GeneExpress 2000 also provides an enhanced Workspace Manager supporting a centralized and secure repository for user-defined analysis projects and includes new proprietary analysis tools. An enhanced GeneExpress Index records annotations for known human, rat and mouse genes, and provides support for classifying proprietary novel genes. Finally, the GeneExpress 2000 allows users to explore and share massive amounts of gene expression information in a computer network environment including local server and secure remote access. The first version of the GeneExpress 2000, version 1.0, was released in April 2000, followed by the release of the GeneExpress 2000
1.1 in July 2000, and the GeneExpress 2000 1.2 in October 2000. With every new version of the GeneExpress 2000, the analytical tools and performance of the system were steadily improved. Furthermore, the system has been extended to provide support for analyzing data generated using new GeneChips, such as the new Hu95 Human GeneChip released by Affymetrix in 2000.

    During 2001, we plan to continue to enhance the functionality and performance of the GeneExpress 2000 software platform. Planned extensions include novel analytical tools based on advanced statistical methods, powerful visual data exploration tools, and extensions of the gene and sample annotations in support of enhanced data mining. We expect a substantial increase in the size of the GeneExpress Suite of databases in 2001 and, therefore, are also planning further optimizations of the system in order to maintain its high performance level.

Custom Discovery Gene Expression Databases

    Gene Logic has been developing customized gene expression databases under research collaboration agreements tailored to specific customers' internal programs and needs since 1997. We currently have five pharmaceutical customers engaged in custom research collaborations which provide for various technology and database access fees, research funding and up-front payments. Four of these collaborations also may provide for additional payments upon attainment of research and product development milestones as well as royalty payments based on sales of any products that results from use of our technology or proprietary database information.

MARKET SEGMENTS

    When we first released the GeneExpress Suite of databases in November 1999, our sales and marketing efforts concentrated principally on the largest pharmaceutical and biotechnology companies. During 2000, we expanded our marketing group and hired field specialists to service what we saw as rapidly increasing interest in, and demand for, our gene expression information products from this first target market. Because of the flexible, modular nature of the GeneExpress Suite, we began introducing smaller, less expensive databases, called DataSuites, containing segments or versions of the data from the GeneExpress Suite, which will expand our product offerings and, we believe, make our products more accessible to potential customers lacking the resources of the largest pharmaceutical companies. Accordingly, we broadened our marketing efforts to include other market segments, specifically, smaller pharmaceutical, biotechnology and life sciences companies.

    In 2001 and beyond, we will continue to focus our sales and marketing efforts for our gene expression information products on a global basis. Moreover, we plan to expand our market segments beyond large and small pharmaceutical and biotechnology companies to include diagnostic companies, contract research organizations, and academic and governmental research groups.

CORE PROCESSES USED TO CREATE OUR GENE EXPRESSION DATABASES

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

Biorepository

    We have established a global network of clinical centers where we have agreements to collect human tissue samples. We believe this established network provides us with a significant competitive advantage because it has enabled us to acquire comprehensive data and gives us what we believe is superior access to tissue samples for genomic analysis purposes.

    At each center we have Institutional Review Board-approved protocols and patient informed consent processes in place, which allow us use of the tissues and related information. Tissues are obtained directly from the operating rooms according to protocols we have established to preserve their quality and shipped to our headquarters together with relevant clinical and pathology data extracted from the clinical records of the patients from whom the tissue has been obtained. To obtain normal and treated experimental animal tissues, we have contracted with a clinical research organization that specializes in this area. At our facilities, most human samples undergo rigorous quality control and examination by a board-certified pathologist before accession into the biorepository. The process includes taking photomicrographs of histologically stained thin sections prepared from each sample which are captured in the GeneExpress Suite and may be examined by users. As a result, there exists a complete audit trail from the clinical center to entry into the database. We have also set up a laser capture micro-dissection unit to allow us to separate certain complex tissues into their constituent cell types, each of which may then be analyzed independently.

    Our human tissue collection contains at least 15 samples from each of the major organ systems, because we believe multiple samples help assure statistical accuracy and account for aberrant samples and inter-individual variation. The animal samples consist of tissues from normal rats and mice and animals that have been treated with drugs of interest for the ToxExpress and PharmExpress Modules. We have also collected tissues from experimental animal disease models and cell lines that are widely used in drug discovery research.

Gene Expression Data Production

    The expression levels of the genes in each sample is measured using Affymetrix GeneChip microarrays. The current human GeneChip set comprises five glass chips to which are attached small pieces of DNA from approximately 12,000 characterized genes and 50,000 gene fragments (transcripts). We expect that new GeneChips will be available during 2001 and will eventually cover the entire human genome. Our agreement with Affymetrix requires Affymetrix to supply us with GeneChip microarrays on a nonexclusive basis and provides us with price concessions, quality assurances and negotiated delivery requirements, which we believe give us an advantage not shared by other companies using gene expression technologies for commercial purposes.

    Labeled DNA sequences from a tissue sample bind to complementary DNA sequences on the GeneChip array and are detected using a fluorescent stain. By detecting the positions of the fluorescent spots on the chip, researchers can determine which genes were expressed in the sample. The brightness of the fluorescent spot represents a precise, quantitative measure of the level of expression of the gene. This measure is permanently stored and can be compared across all the samples in the GeneExpress Suite. Currently, GeneChip microarrays are also available for approximately 36,000 mouse and 24,000 rat genes, and we use these to profile experimental animals and disease models and in toxicology studies.

    GeneChip microarrays are capable of measuring the expression levels of only those genes and gene fragments for which sequence information is available and for which probes have been placed on the chips. In order to obtain comprehensive coverage of all the genes expressed in important tissue types, we use our patented READS technology. The READS process does not depend on any prior knowledge of gene sequence, is applicable to all animal and plant types, and is extremely sensitive. We use READS to determine the expression levels of both known and novel genes that are not represented on the GeneChip microarrays and genes that are expressed at low abundance.

Data Management, Analysis and Distribution

    The production process generates very large amounts of gene expression data, which must be managed effectively and integrated with data from subscribers' in-house databases and a growing number of public domain genomic and medical databases available on the Internet. These various databases often have different, incompatible structures, but our proprietary data management and analysis software platform allows us and our customers to manage, integrate, and query them as if they were part of a single database.

    The GeneExpress Suite of databases is, at its core, a warehouse comprised of three interrelated databases--the biological descriptions of the tissue samples and the associated clinical data; the quantitative measurements of gene expression in the samples; and, the GeneExpress Index. These three interrelated databases are contained within an open Oracle 8.i database core. Running on top of the data warehouse, through a structure known as the "analysis engine," is a layer of analysis tools. These tools allow users to define sample and gene sets and to generate extensive reports about the genes expressed in the samples within the data warehouse. For example, users can ask for a:

    - gene signature--the genes that are consistently expressed in samples of a given tissue type;

    - gene signature differential--how gene expression changes from one type of sample to another, for example, from a normal tissue to its diseased state;

    - gene fold-change report--a quantification of changes, for instance, from a normal to a diseased tissue, or from various tissues across stages of disease progression;

    - gene set--a defined gene or group of genes, which can be arbitrarily defined by the user or by protein, enzyme, signaling or enzymatic pathway, as well as chromosome location;

    - electronic northern analysis (e-northern)--takes a user-defined gene set and queries gene expression across one or more sample sets, with the range of expression levels reported for each gene fragment in the gene set across each sample set; and

    - expression data tool--allows the user to retrieve and display expression data values (individual or aggregate) for a set of genes and one or more sample sets, and the expression values can be displayed in a table or overlaying a pathway or chromosome map.

    Then, through the GeneExpress Index, users can call up comprehensive on-screen reports on any or all of the genes of interest.

    From their desktops, users of the GeneExpress Suite of databases log on remotely over secure Internet connections to a customer-specific server located at Gene Logic's main computer facility or to a server on the customer's site. Users interact directly with the GeneExpress 2000 software interface and its client Java application, the GeneExpress Explorer, which provides a variety of tools for searching the GeneExpress warehouse and for analyzing the data. The results can be saved in a dedicated workspace management area, the Workspace Manager, and can be shared with other members of a team or workgroup within the customer's organization. Over time, users can construct and save the results of thousands of in silico experiments, including: normal gene expression profiles of important cell and tissue types; comparisons of diseased versus normal samples; animals versus human; pathway maps and sets of valuable patient data. All of these information sets can be integrated into their discovery and development programs.

FLOW-THRU CHIP PROBE ARRAYS

    The GeneExpress Suite of databases allows a researcher to rapidly identify a subset of genes that may be relevant to a specific disease, research program or drug discovery effort. The next step is to be able to profile the expression of that subset of genes under specific experimental conditions in a high-throughput manner. For example, a researcher may want to screen a chemical library looking for those compounds that affect expression of the genes in a beneficial way, or develop a screening system to assess the toxicological potential of a series of new drug leads.

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

    The Flow-thru Chip offers several features that make it well-suited to high-throughput applications, including speed, sensitivity, relatively low cost, and versatility.

    Although we will continue to use the Flow-thru Chip internally, Gene Logic does not itself intend to manufacture and market the Flow-thru Chip for commercial sale. We are currently investigating alternative methods to finance and commercialize further development of this technology.

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

    As of December 31, 2000, we had exclusive rights to 18 issued patents, 16 of which are United States patents, and 98 patent applications, 68 of which are United States patent, or United States provisional patent, applications, relating to our technologies. We have exclusive rights to United States patents covering key aspects of READS gene expression analysis, gene expression analysis using restriction enzymes, and the Flow-thru Chip technology.

    The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

    - the pending patent applications to which we have exclusive rights may not result in issued patents;

    - the claims of any patents which are issued may not provide meaningful protection;

    - we may not be successful in developing additional proprietary technologies that are patentable;

    - patents licensed or issued to us or our customers may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties; and

    - others may have patents that relate to our technology or business which we might infringe and be unable to license on appropriate terms.

    In addition, patent law relating to the scope of claims in the technology field in which we operate is still evolving. The U.S. Patent and Trademark Office recently issued new guidelines that might limit the scope of available patent protection. The degree of future protection for our proprietary rights, therefore, is uncertain. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

    We are aware of a number of United States patents and patent applications and related foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture and use of DNA probe arrays. These other technologies may provide third parties with competitive advantages over us and may hurt our business. In addition, some third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover prior art or have other defects. An owner or licensee of a patent in the field may threaten or file an infringement action and we may or may not prevail in any such action. The cost of defending an infringement action may be substantial, which could significantly increase our expenses and increase our losses. Furthermore, required licenses may not be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent us from utilizing or commercializing one or more of our technologies.

    We have applied, and intend to file additional applications, for patent protection for methods relating to gene expression, for the disease-specific and toxin-induced patterns of gene expression we identify and for the individual disease genes and targets we discover. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through our discovery programs, as well as to related business methods, databases and software tools. However, we may not be able to obtain commercially meaningful patent protection for our discoveries; even if patents are issued, the scope of the coverage or protection they would afford is uncertain. Failure to secure such meaningful patent protection would endanger our competitive position.

    Several groups are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding the possible patent protection for gene fragments or genes without known function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that our potential products and processes and those of our customers may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time we apply for patent protection on a corresponding gene could hinder our ability to obtain patent protection with respect to such gene or to the related expression patterns. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes, gene products or expression profiles that are similar, or identical to, any for which we may seek patent protection. These patent applications may have priority over patent applications filed by us. Any legal action against us or our customers claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us and our customers to obtain a license in order to continue to manufacture or market the affected products and processes. We and our customers may not prevail in any such action and any license required under any patent may not be available on commercially acceptable terms, if at all. We believe that there is likely to be significant litigation in the pharmaceutical and biotechnology industries regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources and negatively impact our financial results.

    Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. The new term of United States patents filed on or after June 8, 1995 will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may harm our patent position, notwithstanding the possibility of term extension in certain circumstances. If this change results in a shorter period of patent coverage, our business could be harmed to the extent that the duration and level of the royalties we are entitled to receive from our customers are based on the existence of a valid patent covering the product subject to the royalty obligation.

    With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our gene expression drug discovery systems involve proprietary know-how, technology or data that are not covered by patents or patent applications. In addition, we have developed a proprietary index of gene and gene fragment sequences which we update on an ongoing basis. Some of this data will be the subject of patent applications, whereas other data will be maintained as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of arrangements with our customers that require the sharing of data, our policy is to make available to our customers only such data as is relevant to our agreements with such customers, under controlled circumstances, and only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customer. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may cause our business, financial condition and results of operations to be harmed.

    We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us to maintain such rights could harm our business.

COMPETITION

    Competition among entities attempting to identify the genes associated with specific diseases and to develop products based on such discoveries is intense. We face, and will continue to face, competition from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions, and government agencies, both in the United States and abroad. Several entities are attempting to identify and patent randomly sequenced genes and gene fragments. We are aware that certain entities, including Incyte Genomics, Inc. and the Celera Genomics Group of Applera Corporation, are using a variety of gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to competing technologies.

    Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than we do. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs in advance of us or our customers or which are more effective than those developed by us or our customers, or may obtain regulatory approvals of their drugs more rapidly than we do or our customers do, any of which could have a material adverse effect on any of our similar programs. Moreover, our competitors may obtain patent protection or other intellectual property rights that could limit our rights or our customers' ability to use our technologies or commercialize therapeutic, diagnostic or agricultural products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in our discovery programs.

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

GOVERNMENT REGULATION

Regulation of Drug Development and Commercialization

    We do not plan to conduct clinical trials in humans or commercialize therapeutic products discovered as a result of our gene, drug target and drug lead discovery programs but intend to rely on our customers to conduct such activities. Any new drug developed by the efforts of our customers as a result of their use of our GeneExpress Suite or other products must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process, which includes preclinical studies and clinical trials, and may include post-marketing surveillance of each compound to establish its safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent marketing. Delays or rejections may also be encountered based on changes in United States Food and Drug Administration policies for drug review during the period of product development and FDA regulatory review of each submitted new drug application, or NDA, in the case of new pharmaceutical agents, or biologics license application, or BLA, in the case of biological therapeutics. Delays may also be encountered in the regulatory review of any diagnostic or agricultural product, where such review is required, and in obtaining regulatory approval or authorization in foreign countries. Delays in obtaining marketing approval or authorization could delay the commercialization of any drugs or diagnostic or agricultural products developed by our customers, impose costly procedures on our customers' activities, diminish any competitive advantages that our customers may attain and lessen our potential royalties.

    Even if regulatory approval or authorization is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in, among other actions, recall, withdrawal of approval, and/or seizure or injunction.

    Violations of regulatory requirements at any stage during the process, including preclinical studies and clinical trials, the review process, post-marketing reports or studies approval or in good manufacturing practices, may result in various adverse consequences to us, including:

    - the FDA's delay in granting marketing approval or refusal to grant marketing approval of a product;

    -   withdrawal of existing product approvals;

    -   recalls;

    -   operating restrictions; or

    - the imposition of civil or criminal penalties against the manufacturer and NDA or BLA holder.

    No product resulting from the use of our databases has been released for commercialization in the United States or elsewhere. In addition, no investigational new drug application has been submitted for any such product candidate. We expect to rely on our customers to file such applications and generally direct the regulatory review process. We cannot be certain if or when our customers will submit an application for regulatory review, or whether our customers will be able to obtain marketing approval for any products on a timely basis, if at all. If our customers fail to obtain required governmental approvals, it will prevent them from marketing drugs or diagnostic products. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

Regulation of Use of Human Tissue

    Our access to and use of human or other tissue samples in the expansion of our GeneExpress Suite of databases and the creation of custom discovery databases may become subject to government regulation, both in the United States and abroad. U.S. and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. The FDA has issued final and proposed regulations governing human cellular and tissue-based products. None of these regulations are currently effective, and it is uncertain whether, or how, they will impact our operations. If our access to or use of human tissue samples, or our customers' use of data derived from such samples, is restricted, our business will suffer.

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

EMPLOYEES

    As of December 31, 2000, we had 226 full-time employees, 66 of whom hold doctoral degrees and 43 of whom hold other advanced degrees. Of these, 164 were engaged in research and development, including bioinformatics, and 62 were engaged in business development, finance, and general administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good. Our future success depends in significant part on the continued service of our key scientific, technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. There is intense competition for such qualified personnel in the areas of our activities and we may not be able to continue to attract and retain the personnel necessary for the development of our business. Failure to attract and retain key personnel could cause our business, financial condition and results of operations to be harmed.

MANAGEMENT

    Our executive officers and their ages and positions as of March 1, 2001, are as follows:

                    NAME                   AGE                      POSITION
         -----------------------------     ---      ---------------------------------------------------
         Mark D. Gessler .............      39      President and Chief Executive Officer
         Philip L. Rohrer, Jr ........      44      Chief Financial Officer
         Douglas Dolginow, M.D .......      46      Senior Vice President, Pharmacogenomics
         Eric M. Eastman, Ph.D .......      48      Senior Vice President and Chief Technical Officer
         Victor M. Markowitz, D.Sc ...      48      Senior Vice President and Chief Information Officer
         David S. Murray .............      54      Senior Vice President, Marketing and Sales

    Mark D. Gessler has served as our Chief Executive Officer since June 2000, and as our President since January 1999. Mr. Gessler served as our Chief Operating Officer from January 1999 until June 2000. From June 1996 to October 1999, Mr. Gessler served as our Chief Financial Officer and, from June 1996 to January 1999, was our Senior Vice President, Corporate Development. From February 1993 to June 1996, he was with GeneMedicine, Inc., a gene therapy company, most recently as Vice President, Corporate Development. Mr. Gessler holds an MBA from the University of Tennessee.

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

    Douglas Dolginow, M.D., has served as our Senior Vice President, Pharmacogenomics since September 1998. Dr. Dolginow served as President and Chief Operating Officer of Oncormed, Inc. from October 1993 and as a director of Oncormed from May 1994 until joining us. Dr. Dolginow was Vice President of Regional Operations for Nichols Institute, a clinical laboratory company, from May 1991 to October 1993. From 1983 to 1991, he served as medical director for multiple clinical laboratories including Highland General Hospital, Oakland, California and Mt. Zion Hospital, San Francisco, California. Since 1984, he has been an active member of the Clinical Faculty at the University of California, San Francisco. Dr. Dolginow received an M.D. from the University of Kansas.

    Eric M. Eastman, Ph.D., has served as Senior Vice President and Chief Technical Officer since July 2000. From August 1997 to July 2000, Dr. Eastman served as Vice President, Technology Management. From September 1996 to August 1997, Dr. Eastman served as Vice President, Scientific Operations. From 1993 to 1996, Dr. Eastman was Director, Gene Expression and Process Research and Development at GeneMedicine, Inc., a gene therapy company. Dr. Eastman also served as Vice President, Chief Scientific Officer of Lark Sequencing Technologies from 1989 to 1993, and as Director of Molecular Biology and Immunoassay Development at BIOTX, Inc., from 1986 to 1988. Dr. Eastman earned a Ph.D. in human genetics and development from Columbia University college of Physicians and Surgeons. Dr. Eastman also received a B.A. in biology from Middlebury College and an M.S. in genetics and cell biology from the University of Connecticut, Storrs.

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

    David S. Murray has served as our Senior Vice President, Marketing and Sales, since January 2000. From 1968 until January 2000, Mr. Murray held various positions with Dun & Bradstreet Corporation, a business information provider, including Executive Vice President, U.S., from 1994 until January 2000, and President, Asia/Pacific-Latin America, from 1991 until 1994. Mr. Murray served as Senior Vice President, Asia/Pacific-Latin America, from 1990 until 1991, President, Japan, from 1989 until 1990, and Managing Director, Hong Kong, from 1987 until 1989. Mr. Murray holds a B.S. in business administration from Murray State University.

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

    Our ability to obtain new customers for our database products depends upon our customers' belief that our gene expression information products can help accelerate their drug discovery efforts. Our sales cycle is typically lengthy because we need to educate our potential customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. We may expend substantial funds and management effort with no assurance that an agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our sales efforts. Similarly, aggregate budgetary resources, as well as budgetary timing cycles, of pharmaceutical and biotechnology companies can also affect the timing and progress or our sales efforts.

OUR TECHNOLOGIES ARE NEW AND UNPROVEN AND MAY NOT ALLOW OUR CUSTOMERS TO DEVELOP COMMERCIAL PRODUCTS.

    Our technologies involve new and unproven approaches. They are based on the assumption that information about gene expression and gene sequences may help scientists better understand complex disease processes. There is limited understanding of the roles of genes in these diseases. Few therapeutic products based on gene discoveries have been developed and commercialized. Our information and technologies may not enable us or our customers to identify drug targets and drug leads. Even if they are successful in identifying drug targets and drug leads based on their discoveries made using our gene expression information products, our customers may not be able to discover or develop commercially viable products. To date, no one has developed or commercialized any therapeutic or diagnostic products based on our technologies. If we or our pharmaceutical and biotechnology customers fail to identify genes useful for the discovery and development of such products, our current and potential customers may lose confidence in our products and company and our business may suffer as a result.

OUR CUSTOMERS MAY NOT BE SUCCESSFUL IN DEVELOPING OR COMMERCIALIZING THERAPEUTIC, DIAGNOSTIC OR OTHER LIFE SCIENCE PRODUCTS USING OUR GENE EXPRESSION INFORMATION.

    Development of therapeutic, diagnostic and other life science products based on our customers' discoveries will also be subject to other risks of failure inherent in their development or commercial viability. These risks include the possibility that any such products will:

    -   be found to be toxic;

    -   be found to be ineffective;

    -   fail to receive necessary regulatory approvals;

    -   be difficult or impossible to manufacture on a large scale;

    -   be uneconomical to market;

    - fail to be developed prior to the successful marketing of similar products by competitors; or

    - be impossible to market because they infringe on the proprietary rights of third parties or compete with products marketed by third parties that are superior.

    Under our custom discovery research collaboration programs, if our customers discover therapeutic, diagnostic or other life science products using gene expression information resulting from our joint research efforts, we must rely on them for product development, regulatory approval, manufacturing and marketing of those products before we can realize potential milestone payments, royalties and other payments we may be entitled to under the terms of these research collaboration agreements. These custom discovery collaboration agreements typically allow the customers significant discretion in electing whether to pursue any of these activities. We cannot control the amount and timing of resources our custom discovery customers may devote to these research programs or potential products. As a result, we cannot be certain that our custom discovery customers will choose to develop and commercialize such products. In addition, if a custom discovery customer is involved in a business combination, such as a merger or acquisition, or changes its business focus, its performance in its agreement with us may suffer and, as a result, the opportunity for us to receive revenues from milestone, royalty and similar payments from our custom discovery agreements may suffer.

WE RELY ON GENECHIP PROBE ARRAYS SUPPLIED BY AFFYMETRIX TO BUILD OUR GENEEXPRESS SUITE OF DATABASES.

    Our ability to continue to build the GeneExpress Suite will depend in part on the ability of Affymetrix to supply adequate quantities of high quality GeneChip probe arrays, which are widely accepted as the state-of-the-art in microarray technology. Affymetrix provides us with GeneChip probe arrays under an agreement that expires on January 1, 2002, but which we have the option to extend for up to two additional successive two-year terms. This agreement provides us with nonexclusive access to GeneChip probe arrays for our use in generating gene expression databases for license to multiple third parties and custom discovery databases for license to a single third party. If Affymetrix licenses GeneChip probe arrays to others, including our competitors, for similar uses, our business may suffer. The agreement also prohibits us from buying microarrays from third parties if Affymetrix can demonstrate that those third party microarrays materially infringe Affymetrix's intellectual property rights. If Affymetrix is unable or unwilling to supply us with GeneChip probe arrays, or if such probe arrays are not available, or if the probe arrays are defective, we will need to obtain access to alternative microarray technologies or expand the use of our patented READS technology. Alternative microarray technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to GeneChip probe arrays could cause our business to suffer by delaying or increasing the cost of expansion of the GeneExpress Suite.

WE HAVE A HISTORY OF OPERATING LOSSES WHICH ARE LIKELY TO CONTINUE FOR SOME
TIME.

    We have incurred operating losses in each year since our inception. At December 31, 2000, we had accumulated operating losses of approximately $102.2 million. Our losses to date have resulted principally from costs incurred in the development of our gene expression databases, the $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed in 1998 and selling, general and administrative costs associated with operations. We commenced development of our GeneExpress Suite of databases in March 1999 and released the first commercial version in November 1999. As of March 2001, we have 15 pharmaceutical and biotechnology customers utilizing our GeneExpress products and expect to dedicate substantially all of our resources for the foreseeable future to further developing and maintaining our GeneExpress Suite product line. While we recognize revenues from subscriptions to our GeneExpress Suite of databases as well as revenues from our custom discovery database agreements in the near term, we also expect to incur additional losses this year and in future years and cannot accurately predict when we will achieve profitability. These losses may increase in the near future as we expand our product development activities. In addition, our custom discovery customers' product development efforts, which utilize our custom gene expression database products, are at an early stage and, accordingly, we do not expect our losses to be substantially mitigated by revenues from milestone payments or royalties under these agreements for a number of years, if ever.

IF OUR ACCESS TO NECESSARY TISSUE SAMPLES, INFORMATION OR LICENSED TECHNOLOGIES IS RESTRICTED, WE WILL NOT BE ABLE TO CONTINUE TO DEVELOP OUR BUSINESS.

    To continue to build our GeneExpress Suite and custom discovery database products, we need access to normal and diseased human and other animal tissue samples, other biological materials and related clinical and other information. We compete with many other companies for these materials and information. We may not be able to obtain, or maintain access to, these materials and information on acceptable terms, if at all. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

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

ANY INADEQUACY IN THE PROTECTION OF OUR INTELLECTUAL PROPERTY COULD HURT OUR BUSINESS.

    Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

    - the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

    - the claims of any patents which are issued may not provide commercially meaningful protection;

    - we may not be able to develop additional proprietary technologies that are patentable;

    - the patents licensed or issued to us or our customers may not provide a competitive advantage;

    - other companies may challenge patents licensed or issued to us or our customers;

    -   patents issued to other companies may harm our ability to do business;

    - other companies may independently develop similar or alternative technologies or duplicate our technologies; and

    - other companies may design around technologies we have licensed and/or patented.

    We may apply for patent protection for methods relating to gene expression and disease-specific patterns of gene expression that we identify as well as individual disease genes and targets that we discover. These patent applications may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified from the use of our databases. We may not be able to obtain meaningful patent protection for our discoveries. Even if patents are issued, their scope of coverage or protection is uncertain.

    We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how that is not patentable and for processes for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants, and customers to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain, or to third parties, could cause our business, financial condition and results of operations to suffer.

WE MAY IN THE FUTURE BE SUBJECT TO LITIGATION AND PATENT INFRINGEMENT CLAIMS.

    The technologies that we use to develop our products, and those that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to individual genes and to the analysis of gene expression or the manufacture and use of DNA chips. The risk of additional litigation will increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses. Therefore, we could receive notices from third parties alleging patent infringement.

    Litigation thus may be necessary to:

    -   assert claims of infringement;

    -   enforce our patents;

    -   protect our trade secrets or know-how; or

    - determine the enforceability, scope and validity of the proprietary rights of others.

    We could incur substantial litigation costs to defend ourselves in patent suits brought by other companies or to initiate such suits. Substantial litigation costs and potential adverse outcomes could cause our business, financial condition and results of operations to suffer. In addition, litigation could cause disruption in our business activities and divert management's time and attention from the operation of our business.

INTERNATIONAL PATENT PROTECTION IS UNCERTAIN.

    Patent law outside the United States is uncertain and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our or our competitors' foreign patents, which could result in substantial costs and diversion of our efforts, and may not be successful in limiting the patent scope of competitors. Finally, some of our patent protection in the United States is not available to us in foreign countries due to the laws of those countries.

OUR BUSINESS AND THE PRODUCTS DEVELOPED USING THE INFORMATION IN OUR DATABASES MAY BE SUBJECT TO GOVERNMENT REGULATION.

    Any new drug developed by the efforts of our pharmaceutical and biotechnology customers as a result of their use of our GeneExpress Suite or other gene expression information products must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can increase the delay for each new drug, product license and biological license application. We expect similar delays in the regulatory review process for any diagnostic product, where similar review, or other approval, is required. Even if marketing clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

    No product resulting from the use of our gene expression information products has been released for commercialization in the United States, or elsewhere. In addition, no investigational new drug application has been submitted for any such product candidate. We expect to rely on our customers to file such applications and generally direct the regulatory review process. We cannot be certain if or when our customers will submit any applications for regulatory review, or whether our customers will be able to obtain marketing clearance for any products on a timely basis, if at all. If our customers fail to obtain required governmental clearances, it will prevent them from marketing drugs or diagnostic products until such clearance can be obtained, if at all. This will, in turn, reduce the chance of our ever receiving royalty payments from our customers. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

    In addition, our access to and use of human or other tissue samples in the expansion of our GeneExpress Suite of databases and the creation of custom discovery databases may become subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human, or other, tissue samples. If our access to or use of human tissue samples, or our customers' use of data derived from such samples, is restricted, our business will suffer.

WE MAY HAVE DIFFICULTY MANAGING OUR GROWTH.

    We expect to continue to experience significant growth in the number of our employees and customers and the scope of our operations. In particular, we plan significant growth in marketing and selling our GeneExpress Suite of databases product line. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage multiple, concurrent customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of our GeneExpress Suite products. If we cannot scale our business appropriately or otherwise adapt to anticipated growth in this area, a key part of our strategy may not be successful. In addition, we must continue to invest in customer support resources as the number of database customers and their requests for support increase. Our customers typically have worldwide operations and may require support at multiple U.S. and foreign sites.

THE GENOMICS INDUSTRY IS INTENSELY COMPETITIVE AND EVOLVING RAPIDLY, AND WE MAY FALL BEHIND OUR COMPETITORS.

    There is intense competition among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly funded agencies, both in the United States and abroad. In particular, Incyte Genomics, Inc. has developed, launched and sold subscriptions to gene expression reference database that may compete with our GeneExpress Suite of databases. There may be others as well who are developing competitive products. We are aware that certain entities are using a variety of gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, we will need to demonstrate to potential pharmaceutical and biotechnology customers that our technologies and capabilities are superior to competing technologies.

    Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. These competitors may discover, characterize or develop important genes, drug targets or drug leads, drug discovery technologies or drugs that occur in advance of us or our customers' efforts, or which are more effective than those developed by us or our customers. Furthermore, these competitors may obtain regulatory approvals of their drugs more rapidly than do we or our customers. Moreover, our competitors may obtain patent protection or other intellectual property rights that would limit our rights or our customers' ability to use our products to commercialize therapeutic or diagnostic products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in our GeneExpress Suite of databases and custom discovery programs. Any of these scenarios could have a material adverse effect on any of our similar programs.

    We will continue to rely on our custom discovery collaboration customers for support of certain of our discovery programs and intend to rely on these customers for preclinical and clinical development of related potential products and the manufacturing and marketing of any commercially viable products. Each of our custom discovery customers is conducting multiple product development efforts within each disease area that is the subject of their agreement with us. Generally, our custom discovery agreements do not preclude the customer from pursuing development efforts utilizing approaches distinct from that which is the subject of our agreement with them. Any of our product candidates, therefore, may be subject to competition with another potential product under development by a customer.

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

    Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Rapid technological development by us or others may result in products or technologies becoming obsolete before we recover the expenses incurred in connection with the development of such technologies. Products offered by us could be made obsolete by less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

OUR REVENUES ARE DERIVED PRIMARILY FROM, AND ARE SUBJECT TO, RISKS FACED BY THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES.

    We expect that our revenues in the foreseeable future will be derived primarily from products provided to the pharmaceutical and biotechnology industries. Accordingly, our success will depend directly upon their demand for our gene expression information products. Our operating results may fluctuate substantially due to reductions and/or delays in research and development expenditures by companies in these industries. These reductions and/or delays may result from factors such as:

    -   changes in economic conditions;

    - changes in the regulatory environment affecting health care and health care providers;

    -   pricing pressures and reimbursement policies;

    -   market-driven pressures on companies to consolidate and reduce costs;
        and

    -   other factors affecting research and development spending.

    None of these factors is within our control.

MULTIPLE FACTORS BEYOND OUR CONTROL MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS AND MAY CAUSE OUR BUSINESS TO SUFFER.

    Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

    -   our success in selling, and changes in the demand for, our products;

    - variations in the timing of payments from customers and the recognition of these payments as revenues;

    -   the pricing of our products;

    -   the timing of our new product introductions, if any;

    - changes in the research and development budgets of our customers and potential customers;

    -   the introduction of new products and services by our competitors;

    -   regulatory actions;

    - expenses related to, and the results of, litigation and other proceedings relating to intellectual property rights;

    -   the cost and timing of our adoption of new technologies; and

   - the cost, quality and availability of cell and tissue samples, reagents and related components and technologies, including those supplied to us pursuant to contractual arrangements.

    In particular, revenues from our database business are unpredictable because:

    -   the sales cycle for our database products is lengthy;

    - we are dependent upon continued commercial demand for the information we gather and provide; and

    - the time required to develop custom discovery databases can vary significantly.

    We will not be able to control many of these factors. In addition, if our revenues in a particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our business to suffer. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. One should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price may fall, possibly by a significant amount.

ANY FUTURE ACQUISITIONS WILL CREATE RISKS AND UNCERTAINTIES.

    We may acquire other assets, technologies and businesses. We cannot be sure, however, that acquisition candidates will be available or will be available on terms acceptable to us. Future acquisitions that we may complete involve risks such as the following:

    -   we may be exposed to unknown liabilities of acquired companies;

    - our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

    - combining the operations and personnel of the acquired businesses with our own may be difficult and costly, and integrating or completing the development and application of acquired technologies may disrupt our business and divert management's time and attention;

    - our relationships with key customers of acquired businesses may be impaired due to changes in management and ownership of the acquired businesses;

    - we may be unable to retain key employees of the acquired businesses or hire enough qualified technical personnel to staff new or expanded operations;

    - we may incur amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

    - our stockholders may be diluted if we pay for the acquisition with equity securities.

WE DEPEND ON KEY EMPLOYEES IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL.

    We are highly dependent on the principal members of our management, operations and scientific staff and have entered into employment agreements with many of these persons. The loss of any these persons' services could have a material adverse effect on our business.

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

WE ARE EXPOSED TO PRODUCT LIABILITY AND RELATED RISKS.

    We may be exposed to claims of liability from the use of products that either we, or our customers, provide. For example, we may be subject to product liability if our GeneExpress Suite of databases or custom discovery database products contain inaccurate information, or if our information is derived based on Affymetrix probe arrays that are proven defective, or if any of our customers develops or commercializes a product discovered through the use of our technology which results in injury or death to clinical trial participants or patients. We currently maintain product liability and medical malpractice insurance. Our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any product liability claims. A product liability claim, product recall or medical malpractice claim could cause our business, financial condition and results of operations to suffer.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE.

    While we believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations for the foreseeable future, at some point we could require additional funding. We may choose to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for our operating plan. We may seek funding through public or private equity offerings, debt financings or arrangements with customers. If we raise additional capital by issuing equity or convertible debt securities, this issuance may dilute share ownership and future investors may be granted rights superior to those of current shareholders. Additional financing may not be available when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

OUR STOCK PRICE IS HIGHLY VOLATILE.

    The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this Report on Form 10-K, as well as other factors, including:

    - conditions and publicity regarding the genomics or life sciences industries generally;

    -   sales of substantial amounts of our stock by existing stockholders;

    - price and volume fluctuations in the stock market which do not relate to our operating performance; and

    - comments by securities analysts, or our failure to meet analysts' expectations.

    Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, in the past, class action lawsuits have been initiated against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies' stock. In general, decreases in our stock price would reduce the value of our stockholders' investments and could limit our ability to raise necessary capital or make acquisitions of assets or businesses. If litigation were instituted on this basis, it could result in substantial costs and would divert management's attention and resources. This could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES

    Our headquarters consist of approximately 50,000 square feet of office and research laboratory space located in Gaithersburg, Maryland under a lease which expires in 2007. We also lease approximately 57,000 square feet of additional office and research laboratory space in Gaithersburg, Maryland and 8,000 square feet of office space in Berkeley, California under lease agreements with terms expiring in 2010 and 2004, respectively.

ITEM 3. LEGAL PROCEEDINGS

    On January 10, 2001, we and Incyte Genomics, Inc. settled our litigation and entered into a settlement agreement to avoid further protracted litigation. The pending lawsuits were dismissed with prejudice. Incyte granted us a world-wide, nonexclusive license for the terms of the relevant patents, to use the process at issue in the litigation: a process that Affymetrix, Inc. recommends we use in the preparation of samples for use with the Affymetrix GeneChip platform. We paid Incyte $9.0 million and we agreed on certain other matters regarding future disputes and confidentiality of the settlement terms.

    On December 28 2000, we entered into a settlement agreement which ended the litigation brought in Illinois in October 1999 against Oncormed, Inc. and us. The lawsuit was dismissed with prejudice.

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

                                         HIGH           LOW
                                       --------      --------
YEAR ENDED DECEMBER 31, 1999
First Quarter ...................      $  8.000      $  4.375
Second Quarter ..................         5.219         3.438
Third Quarter ...................         6.906         3.688
Fourth Quarter ..................        28.125         5.438
YEAR ENDED DECEMBER 31, 2000
First Quarter ...................       144.625        24.750
Second Quarter ..................        46.250        18.438
Third Quarter ...................        35.500        16.563
Fourth Quarter ..................      $ 25.813      $ 14.563

    On March 1, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $20.625. As of March 1, 2001 there were approximately 262 holders of record of the Company's Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 and with respect to the consolidated balance sheets at December 31, 2000 and 1999 have been derived from audited consolidated financial statements included as part of this Report on Form 10-K. The statements of operations data for the years ended December 31, 1997 and 1996 and the balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.

                                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------
                                                             2000          1999          1998          1997          1996
                                                           --------      --------      --------      --------      --------
                                                                        (in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues .............................................     $ 26,883      $ 19,202      $ 13,197      $  2,047      $     --
Operating expenses:
     Research and development ........................       44,014        29,570        16,605         6,061         1,741
     Selling, general and administrative .............       17,770         9,194         7,552         3,825         1,345
     Acquired in-process research and
       development(1) ................................           --            --        35,196            --            --
     Amortization of goodwill ........................        1,524         1,524           381            --            --
                                                           --------      --------      --------      --------      --------
Total operating expenses .............................       63,308        40,288        59,734         9,886         3,086
                                                           --------      --------      --------      --------      --------
Loss from operations .................................      (36,425)      (21,086)      (46,537)       (7,839)       (3,086)
Interest income, net .................................       13,706           685         1,844           745           221
Other income (expense) ...............................          234            30           (80)           --            --
Income tax expense ...................................          210           220           100           100            --
                                                           --------      --------      --------      --------      --------
Net loss before cumulative effect of change in
     accounting principle ............................      (22,695)      (20,591)      (44,873)       (7,194)       (2,865)
Cumulative effect of change in accounting
     principle .......................................       (1,322)           --            --            --            --
                                                           --------      --------      --------      --------      --------
Net loss .............................................      (24,017)      (20,591)      (44,873)       (7,194)       (2,865)
Accretion of mandatory redemption value of
     preferred stock .................................           --            --            --         1,286           494
                                                           --------      --------      --------      --------      --------
Net loss attributable to common stockholders .........     $(24,017)     $(20,591)     $(44,873)     $ (8,480)     $ (3,359)
                                                           ========      ========      ========      ========      ========
Amounts per common share, basic and diluted:
    Net loss before cumulative effect of change in
        accounting principle .........................     $  (0.90)     $  (1.04)     $  (2.86)     $  (3.97)     $  (5.87)
    Cumulative effect of change in accounting
        principle ....................................        (0.05)           --            --            --            --
                                                           --------      --------      --------      --------      --------
    Net loss .........................................     $  (0.95)     $  (1.04)     $  (2.86)     $  (3.97)     $  (5.87)
                                                           ========      ========      ========      ========      ========
Shares used in computing basic and diluted net
    loss per common share ............................       25,209        19,833        15,681         2,138           572
                                                           ========      ========      ========      ========      ========

                                              DECEMBER 31,
                                                   2000         1999         1998         1997         1996
                                                 --------     --------     --------     --------     --------
                                                                        (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities ...............................     $229,482     $ 12,446     $ 30,982     $ 46,621     $  5,671
Working capital ............................      211,300        5,423       26,573       42,455        4,581
Total assets ...............................      289,533       41,166       55,566       53,972        7,819
Total long-term debt and capital lease
  obligations ..............................        2,966        4,590        5,305        1,551          446
Total mandatorily redeemable convertible
  preferred stock ..........................           --           --           --           --       10,471
Total stockholders' equity (deficit) .......     $253,715     $ 23,068     $ 41,288     $ 46,067     $ (4,187)

----------

(1) In connection with our acquisition of Oncormed, we incurred a non-recurring charge of $35.2 million related to the write-off of acquired in-process research and development.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

OVERVIEW

    We were incorporated in September 1994 and have devoted substantially all of our resources to the development, marketing and sales of our genomics technologies, bioinformatics systems and database products for use in pharmaceutical, biotechnology, life sciences, diagnostic and agricultural product research and development.

    Since 1997, we have developed custom gene expression databases designed for our customers' internal research and development programs targeted to specific therapeutic areas of interest, including heart failure, kidney disease, osteoporosis, psychiatric disorders and other major illnesses. Building on this know-how, in March 1999, we began developing the GeneExpress Suite of databases, our large-scale reference database of gene expression information. The GeneExpress Suite of databases contains information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with various drugs. We completed development of the first commercial version of the GeneExpress Suite in November 1999. We currently market the GeneExpress Suite through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community. We sold our first subscription to the GeneExpress Suite in December 1999.

    Typically, GeneExpress subscription agreement terms are for three years with annual subscription fees ranging from $1.5 million to $4.0 million, depending upon the level and type of information our customers obtain. Customers for our custom discovery gene expression databases can provide us with various combinations of recurring technology and database access fees, research fees, additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products, and nonrefundable up-front payments. In addition, our business agreements can provide the right for early termination without penalty to the customer.

    Subscription fees to the GeneExpress Suite are recognized systematically over the term of the subscription. Technology and database access fees are recognized systematically over the term of each customer agreement. We recognize revenues from research and development support when they are earned, which is ordinarily when the work is performed or costs are incurred. Milestone payments and royalties are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Nonrefundable up-front payments received are recognized as revenue systematically over the term of the agreement. Under collaboration agreements in which we create research databases in exchange for fixed fees, revenues from such collaborations are recognized on the percentage-of-completion method.

    Our future profitability will depend in part on the continued successful commercialization of the GeneExpress Suite of databases and establishment of agreements with additional customers which include various combinations of genomic databases, bioinformatics software and genomics technology. Payments to access the GeneExpress Suite are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenues from development and commercialization of products by our customers using our databases and other technology for several years, if at all. Revenues from our customers may be subject to significant fluctuation in both timing and amount, and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

    We have incurred operating losses in each year since our inception. At December 31, 2000, we had accumulated losses of approximately $102.2 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom databases and subscriptions to the GeneExpress Suite of databases. We expect to incur additional operating losses in future years.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999

    Revenues increased $7.7 million or 40% to $26.9 million in 2000 from $19.2 million in 1999. The increase in revenues resulted primarily from additional subscribers to the GeneExpress Suite of databases which was introduced in December of 1999. Revenues in 2000 include the increase of $0.8 million after giving the effect to the adoption of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which we adopted in the fourth quarter of 2000 with retroactive application to January 1, 2000. Payments from each of Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for 2000, and payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for 1999.

    Research and development expenses increased to $44.0 million in 2000 from $29.6 million in 1999. Of the increase in research and development expenses for this period, $7.4 million was due to increased tissue acquisition and processing costs and Affymetrix GeneChips usage and the remainder was primarily attributed to $2.6 million in research agreement expenses. These increases were necessary to expand and enhance the content and product offerings of the GeneExpress Suite of databases. We expect research and development expenses to increase as we expand the content and bioinformatic capabilities of the GeneExpress Suite of databases.

    Selling, general and administrative expenses increased to $17.8 million in 2000 from $9.2 million in 1999. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Of the increase in selling, general and administrative expenses for this period, $5.8 million was due to the establishment of our sales and marketing efforts and the remainder of the increase was due to continued expansion of our operations. Selling, general and administrative expenses are expected to increase as we expand our product offerings and sales and marketing efforts.

    Amortization of goodwill was $1.5 million in 2000 and 1999, as a result of the acquisition of Oncormed in September 1998.

    Net interest income increased to $13.7 million in 2000 from $0.7 million in 1999 primarily due to investment of the proceeds of our public offering of common stock in February 2000.

    During 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of SAB 101.

YEARS ENDED DECEMBER 31, 1999 AND 1998

    Revenues increased $6.0 million or 46% to $19.2 million in 1999 from $13.2 million in 1998. The increase in revenues primarily resulted from the expansion of our relationships with Japan Tobacco and Procter & Gamble in late 1998 and the addition of new custom database customers. Payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenues for 1999, and payments from each of Aventis CropScience, Japan Tobacco, Organon and Procter & Gamble accounted for 10% or more of revenues for 1998.

    Research and development expenses increased to $29.6 million in 1999 from $16.6 million in 1998, primarily due to approximate increases of $5.4 million in research agreement expenses, $2.7 million in laboratory supplies, and $2.4 million in personnel expenses. This increase primarily relates to our efforts in building the GeneExpress Suite of databases which started in March 1999, expansion of our custom database and bioinformatics software businesses to accommodate new and expanded relationships with customers, and further development of our Flow-thru Chip program.

    Selling, general and administrative expenses increased to $9.2 million in 1999 from $7.6 million in 1998. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. The increase of $1.6 million was primarily attributed to an approximate increase of $1.1 million in personnel expenses. This increase largely relates to the expansion of our business development efforts, marketing costs of new products, and other general costs necessary to support the expansion of our operations.

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

LIQUIDITY AND CAPITAL RESOURCES

    From inception through December 31, 2000, we have financed our operations through the sale of equity securities, payments from customers, and equipment and tenant improvement financing. In February 2000, we completed a public offering of 4,680,000 shares of our common stock (including exercise of the underwriters' over-allotment option), generating net proceeds of approximately $247.5 million. As of December 31, 2000, we had obtained $6.3 million under equipment and tenant improvement loans. As of December 31, 2000, we had approximately $229.5 million in cash and marketable securities, compared to $12.4 million as of December 31, 1999.

    Net cash used in operating activities was $2.0 million in 2000 compared to $12.5 million in 1999. The net increase in operating working capital for 2000 as compared to 1999 was primarily due to the timing of payments for the Company's obligations.

    Our investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted primarily of capital expenditures, an $8.1 million equity investment in NeuralStem Biopharmaceuticals, Ltd., $7.2 million for licenses and patent costs and $8.1 million for software and database development costs. The increase in capital expenditures, which totaled $9.7 million and $3.2 million for the years ended December 31, 2000 and 1999, respectively, was primarily due to purchases of laboratory equipment needed to expand the content of the GeneExpress Suite of databases and $2.6 million of tenant improvements related to our new office and laboratory facility. During the first quarter of 2001, we expect tenant improvement expenditures to continue as we complete the improvements to our new facility.

    We have capitalized software and database development costs of $8.1 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. We incurred software development costs of $4.2 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively, related to ongoing efforts to enhance the software interface of the GeneExpress Suite. Also, during 2000, we incurred $3.8 million of database development costs related to the purchase of data from N.V. Organon and the update of the GeneExpress Suite of databases data as a result of Affymetrix's release of their HU-95 Human Genome GeneChip set. This new set includes 60,000 human gene fragments and expressed sequence tags ("ESTs") as compared to the HU-35 Human Genome GeneChip set which included 42,000 human gene fragments and ESTs. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Software development and database development costs are expected to continue as a result of ongoing efforts to further enhance the GeneExpress Suite.

    During December 2000, N.V. Organon terminated its collaboration agreement with us. Upon termination, we received the $2.0 million owed to us and we simultaneously purchased, for $2.0 million, an exclusive perpetual license to data that was developed under this agreement. The purchased data is being amortized over its expected useful life of three years. In addition, Organon entered into a multi-year GeneExpress Suite subscription.

    Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our public offering in February 2000 and the exercise of stock options.

    In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplies its GeneChip probe arrays to us for the development of gene expression databases. Under the terms of the agreement, we pay Affymetrix subscription fees for access to the probe arrays, purchase the probe arrays and related instrumentation and software, and will pay royalties to Affymetrix on revenues generated from certain database subscription fees. Our commitments under other research and license agreements do not represent a significant expenditure in relation to our total research and development expense.

    In January 2001, we paid Incyte Genomics, Inc. $9.0 million in connection with settlement of outstanding litigation. As part of the settlement agreement, we acquired a world-wide, nonexclusive license for the terms of the relevant patents, to use a process that Affymetrix recommends we run in the preparation of samples for use with the Affymetrix GeneChip platform. A portion of the payment to Incyte has been recorded as a license and is being amortized over its expected useful life of five years.

    To date, all revenue received by us has been generated principally from our custom database customers and subscriptions to the GeneExpress Suite of databases. However, we expect that substantially all increases in revenue for the foreseeable future will come from subscribers to the GeneExpress Suite of databases. Furthermore, our ability to achieve profitability will be dependent upon our ability to successfully commercialize the GeneExpress Suite of databases and enter into additional arrangements with customers.

    We believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations and repayment of equipment loans for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under "Risk Factors."

CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2000, we changed our method of accounting for revenue in accordance with Staff Accounting Bulletin No.

101, "Revenue Recognition in Financial Statements." Prior to 2000, we recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, we now defer these nonrefundable up-front payments and recognize them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase revenue and decrease net loss before the cumulative effect of the accounting change by $0.8 million ($0.03 per share). The impact for the year ended December 31, 2001 will be an increase in revenue and a decrease in net loss of $0.5 million.

NEW PRONOUNCEMENT

    In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 modifies the accounting for derivatives and hedging activities and is effective for us on January 1, 2001. Because of our limited use of derivative instruments, SFAS 133 will not have a material effect on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company does not hold any financial instruments subject to significant market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and notes thereto, together with the Report of Independent Auditors and Report of Independent Public Accountants thereon, appear at pages F-1 through F-21 of this Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Previously reported with respect to fiscal year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

    The information required by this item is incorporated by reference to the information set forth in the section captioned "Election of Directors," contained in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 2000 (the "Proxy Statement").

IDENTIFICATION OF EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference to the information set forth in the section entitled "Management" in Part I, Item 1 of this Report on Form 10-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)1. FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
CONSOLIDATED FINANCIAL STATEMENTS OF GENE LOGIC INC
Report of Independent Auditors and Report of Independent Public Accountants ...     F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................     F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998 ............................................     F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000 ................................     F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998 ............................................     F-6
Notes to Consolidated Financial Statements ....................................     F-7

(a)2. FINANCIAL STATEMENT SCHEDULES

    Schedule II -- Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)3. INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                   DESCRIPTION OF DOCUMENT
       -------  ----------------------------------------------------------------
          3.1   Amended and Restated Certificate of Incorporation.(1)
          3.2   By-Laws, as amended and restated.(1)
          4.1   Reference is made to Exhibits 3.1 and 3.2.
          4.2   Specimen stock certificate.(1)
        *10.1   Form of Indemnity Agreement entered into between Registrant and its directors and officers. (1)
        *10.2   Registrant's 1997 Equity Incentive Plan(the "Stock Plan") (1)
        *10.3   Form of Stock Option Agreement under the Stock Plan.(1)
        *10.4   Form of Stock Option Grant Notice.(1)
        *10.5   Registrant's Employee Stock Purchase Plan and related offering document.(1)
        *10.6   Registrant's 1997 Non-Employee Directors' Stock Option Plan, as
                corrected.(3)
        *10.7   Form of Nonstatutory Stock Option under the 1997 Non-Employee
                Directors' Stock Option Plan.(1)
       *10.12   Employment Agreement, dated October 31, 1995, between the
                Registrant and Michael J. Brennan.(1)
       *10.13   Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Michael J. Brennan.(1)
       *10.14   Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
       *10.15   Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
        10.22   Lease Agreement, dated August 22, 1997, between Registrant and
                ARE-708 Quince Orchard, LLC(1)
        10.22a  First Amendment to Lease, dated July 21, 2000, between
                Registrant and ARE-708 Quince Orchard, LLC

         10.27  Share Purchase Agreement, dated September 9, 1997, between
                Registrant and Japan Tobacco Inc.(1)
         10.28  License Agreement, dated May 22, 1996, between
                Registrant and Yale University.(1)(A)
         10.29 Amendment, dated October 1, 1997, to the License Agreement between Registrant and Yale University.(1)(A)
         10.30 Sole Commercial Patent License Agreement, dated June 15, 1997, between Registrant and Lockheed Martin Energy Research
                Company.(1)(A)
         10.31  License Agreement, dated May 30, 1997, between Registrant and
                Dr. Kenneth L. Beattie.(1)(A)
        *10.45 Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Douglas Dolginow.(6)
         10.46  Loan Agreement, dated July 6, 1998, between Registrant and
                Oncormed, Inc.(2)
         10.50  Agreement, dated January 1, 1999, between Registrant and
                Affymetrix, Inc.(5)(B)
        *10.53  Promissory Note, dated April 8, 1999 between the Registrant and
                Douglas Dolginow.(6)
        *10.54  Pledge and Security Agreement, dated April 8, 1999, between the
                Registrant and Douglas Dolginow.(6)
        *10.55  Executive Severance Plan, as amended March 2000.(7)
        *10.58 Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(8)
        *10.59 Employment Agreement, dated January 4, 2000, between Registrant and David S. Murray.(9)
         10.62  Series A Preferred Stock Purchase Agreement, dated April 20,
                2000, Between Registrant and NeuralStem Biopharmaceutical, Ltd.
                (9)(C)
        *10.63  Employment Agreement, dated September 1, 1997, between
                Registrant And Victor M. Markowitz.(9)
         10.67  Lease Agreement, dated July 21, 2000 between Registrant and
                ARE-50 West Watkins Mill, LLC.(10)
        *10.68  Employment Agreement, dated September 7, 1996, between
                Registrant and Eric M. Eastman.
        *10.69  Amendment to Employment Agreement, dated July 9, 1997, between
                Registrant and Eric M. Eastman.
          11.1  Statement regarding computation of per share loss.
          21.1  List of Subsidiaries.(4)
          23.1  Consent of Ernst & Young LLP, Independent Auditors.
          23.2  Consent of Arthur Andersen LLP, Independent Public Accountants.

----------

   * Indicates management compensatory plan, contract or arrangement.

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-4 (No. 333-60135), filed on July 29, 1998, as amended, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed on November 16, 1998, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1998, filed on March 31, 1999, and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed on May 14, 1999, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999, and incorporated herein by reference.

(8) Filed as and exhibit to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

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

(B) Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting

     Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated July 16, 1999.

(C) Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated August 24, 2000.

(b) REPORTS ON FORM 8-K

    During the quarter ended December 31, 2000, the Registrant did not file any reports on Form 8-K.

                                    SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                       GENE LOGIC INC.

                                       By: /s/ MARK D. GESSLER
                                           -------------------
                                              Mark D. Gessler
                                President, Chief Executive Officer, and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                                     POSITION                          DATE
------------------------------          -----------------------------------          --------
      /s/ MARK D. GESSLER               President, Chief Executive Officer,       March 29, 2001
      -------------------                         and Director
       (Mark D. Gessler)                  (Principal Executive Officer)



   /s/ PHILIP L. ROHRER, JR.                  Chief Financial Officer             March 29, 2001
   -------------------------                 (Principal Financial and
    (Philip L. Rohrer, Jr.)                     Accounting Officer)



     /s/ MICHAEL J. BRENNAN                    Chairman of the Board              March 29, 2001
     ----------------------
(Michael J. Brennan, M.D., Ph.D.)


        /s/ JULES BLAKE                              Director                     March 29, 2001
        ---------------
      (Jules Blake, Ph.D.)


  /s/ CHARLES L. DIMMLER, III                        Director                     March 29, 2001
  ---------------------------
    (Charles L. Dimmler III)


      /s/ G. ANTHONY GORRY                           Director                     March 29, 2001
      --------------------
   (G. Anthony Gorry, Ph.D.)

                                GENE LOGIC INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors and Report of Independent
  Public Accountants........................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1998, 1999 and 2000..............  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Gene Logic Inc.

     We have audited the accompanying consolidated balance sheet of Gene Logic Inc. (a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. and subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition for certain nonrefundable up-front customer payments.

                                          /s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 9, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gene Logic Inc. and Subsidiary:

     We have audited the accompanying consolidated balance sheet of Gene Logic Inc. (a Delaware corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gene Logic Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

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

                                          /s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland,
February 22, 2000

                                GENE LOGIC INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2000      1999
                                                              --------   -------
                                     ASSETS
Current Assets:
  Cash and cash equivalents.................................  $229,482   $ 5,294
  Marketable securities available-for-sale..................        --     7,152
  Due from customers........................................     2,968     3,549
  Inventory.................................................     2,295     1,735
  Prepaid expenses..........................................     2,537       822
  Other current assets......................................     6,382     1,335
                                                              --------   -------
       Total Current Assets.................................   243,664    19,887
Property and Equipment, net.................................    15,994    10,527
Long-term Investments.......................................     9,081     1,000
Notes Receivable from Employees.............................        75       735
Goodwill, net...............................................     4,201     5,725
Intangibles and Other Assets, net...........................    16,518     3,292
                                                              --------   -------
       Total Assets.........................................  $289,533   $41,166
                                                              ========   =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  5,908   $ 4,506
  Litigation settlement payable.............................     9,000        --
  Accrued expenses..........................................     9,028     2,759
  Current portion of capital lease obligation...............        --       192
  Current portion of long-term debt.........................     1,335     1,335
  Deferred revenue..........................................     7,093     5,672
                                                              --------   -------
       Total Current Liabilities............................    32,364    14,464
Capital Lease Obligation....................................        --       201
Deferred Revenue............................................     1,141        --
Long-Term Debt..............................................     1,631     2,862
Other Noncurrent Liabilities................................       682       571
                                                              --------   -------
       Total Liabilities....................................    35,818    18,098
                                                              --------   -------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued and outstanding as of
     December 31, 2000 and 1999.............................        --        --
  Common stock, $.01 par value; 60,000,000 shares
     authorized; and 26,111,561 and 20,005,688 shares issued
     and outstanding as of December 31, 2000 and 1999,
     respectively...........................................       261       200
  Additional paid-in capital................................   356,347   103,497
  Deferred compensation on stock options, net...............      (738)   (2,488)
  Accumulated other comprehensive loss......................        --        (3)
  Accumulated deficit.......................................  (102,155)  (78,138)
                                                              --------   -------
       Total Stockholders' Equity...........................   253,715    23,068
                                                              --------   -------
       Total Liabilities and Stockholders' Equity...........  $289,533   $41,166
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                GENE LOGIC INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $ 26,883   $ 19,202   $ 13,197
Expenses:
  Research and development..................................    44,014     29,570     16,605
  Selling, general and administrative.......................    17,770      9,194      7,552
  Acquired in-process research and development..............        --         --     35,196
  Amortization of goodwill..................................     1,524      1,524        381
                                                              --------   --------   --------
     Total expenses.........................................    63,308     40,288     59,734
                                                              --------   --------   --------
     Loss from operations...................................   (36,425)   (21,086)   (46,537)
Interest Income, net........................................    13,706        685      1,844
Other Income (Expense)......................................       234         30        (80)
                                                              --------   --------   --------
     Loss before income tax expense and cumulative effect of
       change in accounting principle.......................   (22,485)   (20,371)   (44,773)
Income Tax Expense..........................................       210        220        100
                                                              --------   --------   --------
     Net loss before cumulative effect of change in
       accounting principle.................................   (22,695)   (20,591)   (44,873)
     Cumulative effect of change in accounting principle....    (1,322)        --         --
                                                              --------   --------   --------
     Net loss...............................................  $(24,017)  $(20,591)  $(44,873)
                                                              ========   ========   ========
Basic and Diluted Net Loss Per Common Share:
     Net loss before cumulative effect of change in
       accounting principle.................................  $  (0.90)  $  (1.04)  $  (2.86)
     Cumulative effect of change in accounting principle....     (0.05)        --         --
                                                              --------   --------   --------
     Net loss...............................................  $  (0.95)  $  (1.04)  $  (2.86)
                                                              ========   ========   ========
Shares Used in Computing Basic and Diluted Net Loss per
  Common Share..............................................    25,209     19,833     15,681
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                GENE LOGIC INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                 STOCKHOLDERS' EQUITY
                                     ----------------------------------------------------------------------------
                                        COMMON STOCK                                   ACCUMULATED
                                     ------------------   ADDITIONAL                      OTHER
                                       NUMBER      PAR     PAID-IN       DEFERRED     COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                     OF SHARES    VALUE    CAPITAL     COMPENSATION       LOSS          DEFICIT         LOSS
                                     ----------   -----   ----------   ------------   -------------   -----------   -------------
Balance at January 1, 1998.........  13,899,250   $139     $ 64,882      $(6,278)         $ (2)        $ (12,674)
Issuance of common stock in
  connection with exercise of stock
  options..........................     875,636      9          197           --            --                --
Issuance of common stock in
  connection with Employee Stock
  Purchase Plan....................      27,290     --          140           --            --                --
Issuance of common stock in
  connection with acquisition of
  Oncormed, Inc....................   4,849,580     49       38,166           --            --                --
Net change in unrealized losses
  from marketable securities.......          --     --           --           --           (44)               --      $    (44)
Write-off of forfeited stock
  options..........................          --     --         (715)         715            --                --
Amortization of deferred
  compensation.....................          --     --           --        1,577            --                --
Net loss...........................          --     --           --           --            --           (44,873)      (44,873)
                                                                                                                      --------
Comprehensive loss.................          --     --           --           --            --                --      $(44,917)
                                     ----------   ----     --------      -------          ----         ---------      ========
Balance at December 31, 1998.......  19,651,756    197      102,670       (3,986)          (46)          (57,547)
Issuance of common stock in
  connection with exercise of stock
  options..........................     249,860      2          498           --            --                --
Issuance of common stock in
  connection with Employee Stock
  Purchase Plan....................      62,766      1          269           --            --                --
Issuance of common stock in
  connection with exercise of
  Warrants.........................      41,306     --           --           --            --                --
Issuance of stock options to
  consultants......................          --     --           60           --            --                --
Net change in unrealized losses
  from marketable securities.......          --     --           --           --            43                --      $     43
Amortization of deferred
  compensation.....................          --     --           --        1,498            --                --
Net loss...........................          --     --           --           --            --           (20,591)      (20,591)
                                                                                                                      --------
Comprehensive loss.................          --     --           --           --            --                --      $(20,548)
                                     ----------   ----     --------      -------          ----         ---------      ========
Balance at December 31,1999........  20,005,688    200      103,497       (2,488)           (3)          (78,138)
Issuance of common stock in
  connection with exercise of stock
  options..........................   1,163,240     11        4,633           --            --                --
Issuance of common stock in
  connection with Employee Stock
  Purchase Plan....................     159,875      2          647           --            --                --
Issuance of common stock in
  connection with exercise of
  Warrants.........................     102,758      1           (1)          --            --                --
Issuance of common stock in
  connection with secondary
  offering, net of issuance
  costs............................   4,680,000     47      247,410           --            --                --
Issuance of stock options to
  consultants......................          --     --          732           --            --                --
Net change in unrealized losses
  from marketable securities.......          --     --           --           --             3                --      $      3
Write-off of forfeited stock
  options..........................          --     --         (571)         571            --                --
Amortization of deferred
  compensation.....................          --     --           --        1,179            --                --
Net loss...........................          --     --           --           --            --           (24,017)      (24,017)
                                                                                                                      --------
Comprehensive loss.................          --     --           --           --            --                --      $(24,014)
                                     ----------   ----     --------      -------          ----         ---------      ========
Balance at December 31, 2000.......  26,111,561   $261     $356,347      $  (738)         $ --         $(102,155)
                                     ==========   ====     ========      =======          ====         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                GENE LOGIC INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash Flows From Operating Activities:
  Net loss..................................................  $(24,017)  $(20,591)  $(44,873)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Acquired in-process research and development............        --         --     35,196
    Amortization of goodwill................................     1,524      1,524        381
    Depreciation and amortization...........................     6,812      3,391      1,760
    Amortization of deferred compensation...................     1,179      1,498      1,577
    Other non-cash expense..................................       732         60         --
    Loss on disposal of property and equipment..............        52         --         80
  Changes in operating assets and liabilities (net of
    effects of acquisition):
    Due from customers......................................       581        230     (2,706)
    Inventory...............................................      (560)    (1,634)      (101)
    Prepaid expenses........................................    (1,715)       (81)      (193)
    Other current assets....................................    (5,889)      (417)        67
    Other assets............................................       (61)       (14)        (7)
    Accounts payable........................................     1,402      2,383      1,401
    Litigation settlement payable...........................     9,000         --         --
    Accrued expenses........................................     6,269       (204)       450
    Accrued restructuring...................................        --       (184)    (1,163)
    Deferred revenue........................................     2,562      1,453     (1,247)
    Other noncurrent liabilities............................       111         87        118
                                                              --------   --------   --------
      Net Cash Flows From Operating Activities..............    (2,018)   (12,499)    (9,260)
                                                              --------   --------   --------
Cash Flows From Investing Activities:
  Purchases of property and equipment.......................    (9,685)    (3,229)    (6,873)
  Purchase of equity investment.............................    (8,081)        --         --
  Purchases of licenses and patent costs....................    (7,194)      (670)      (964)
  Software and database development costs...................    (8,066)    (1,158)        --
  Decrease (increase) in notes receivable from employees....       663       (778)        --
  Payment of acquisition costs, net of cash acquired........        --         --       (755)
  Pre-acquisition advances to Oncormed, Inc.................        --         --     (1,843)
  Purchase of marketable securities available-for-sale......        --         --    (14,737)
  Proceeds from sale and maturity of marketable securities
    available-for-sale......................................     7,155      7,682         --
                                                              --------   --------   --------
      Net Cash Flows From Investing Activities..............   (25,208)     1,847    (25,172)
                                                              --------   --------   --------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock in public
    offering................................................   262,080         --         --
  Issuance costs of public offering.........................   (14,623)        --         --
  Proceeds from issuance of other common stock..............     5,293        770        346
  Proceeds from equipment loans.............................        --         --      4,765
  Proceeds from note payable................................        --        425         --
  Repayments of financing agreement.........................        --        (98)      (183)
  Repayments of capital lease obligations and equipment
    loans...................................................    (1,336)    (1,342)      (827)
                                                              --------   --------   --------
      Net Cash Flows From Financing Activities..............   251,414       (245)     4,101
                                                              --------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents........   224,188    (10,897)   (30,331)
Cash and Cash Equivalents, beginning of period..............     5,294     16,191     46,522
                                                              --------   --------   --------
Cash and Cash Equivalents, end of period....................  $229,482   $  5,294   $ 16,191
                                                              ========   ========   ========
Supplemental Disclosure:
  Interest paid.............................................  $    408   $    415   $    271
                                                              ========   ========   ========
Non-Cash Transactions:
  Issuance of common stock in acquisition...................  $     --   $     --   $ 38,215
                                                              ========   ========   ========
  Equity investment.........................................  $     --   $  1,000   $     --
                                                              ========   ========   ========
  Equipment acquired under capital lease....................  $     --   $    300   $     --
                                                              ========   ========   ========
  Capital lease termination.................................  $    288   $     --   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                GENE LOGIC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Gene Logic Inc. (the "Company") was incorporated in Delaware on September 22, 1994. The Company is a leading supplier of integrated genomic information and bioinformatics related to gene activity in human disease and toxicity to enable global pharmaceutical, biotechnology, life sciences and diagnostic companies to reduce the time, risk and cost involved in developing drugs against human disease. Through the systematic and industrialized application of genomics, the Company provides a growing portfolio of gene expression-based products. These products include the Company's flagship product, the GeneExpress Suite of databases and custom, proprietary gene expression databases focused on single disease indications. Customers utilize the Company's products to discover drug targets, prioritize therapeutic compounds, predict toxicity, determine drug efficacy via pharmacogenetics, and facilitate clinical trial development and patient management. Currently, a number of global pharmaceutical and biotechnology companies utilize the Company's various gene expression products throughout their drug discovery and development programs.

Principles of Consolidation

     The consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

     In September 1998, the Company's wholly owned subsidiary, Gene Logic Acquisition Corp., merged with Oncormed, Inc. ("Oncormed"), a publicly traded genomics company, and issued 4,849,580 (reduced for fractional shares) shares of the Company's Common Stock. The acquisition of Oncormed has been accounted for as a purchase, and the consolidated financial statements herein reflect the inclusion of the operating results of Gene Logic Acquisition Corp. since the acquisition date.

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

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $24.0 million, $20.5 million and $44.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)

strong investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased that are readily convertible into cash. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31, 2000 and 1999, are comprised of:

                                                              2000      1999
                                                            --------   ------
                                                             (IN THOUSANDS)
Cash......................................................  $  2,468   $1,607
Corporate commercial paper................................   227,014    3,687
                                                            --------   ------
          Total...........................................  $229,482   $5,294
                                                            ========   ======

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

Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of Affymetrix, Inc. ("Affymetrix") GeneChips(R) and tissue samples. At December 31, 2000 and 1999, all inventory is classified as raw materials.

Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Furniture and fixtures......................................  3 - 10 years
Computers and office equipment..............................  1 - 5 years
Lab equipment...............................................  3 - 5 years

     Equipment under capital leases and leasehold improvements are depreciated and amortized over their useful lives, or the term of the lease, whichever is shorter.

Long-Term Investment

     During 2000, the Company purchased an interest in NeuralStem Biopharmaceuticals, Ltd. ("NeuralStem"), a company commercializing proprietary, patented central nervous system stem cell technology as new therapeutics and research tools for drug discovery. The carrying value of the investment in NeuralStem is approximately $8.1 million and consists of Series A Convertible Preferred Stock. The Company's voting stock interest in NeuralStem constituted 26.7% and 20.7% of the outstanding voting securities at the time of investment and December 31, 2000, respectively. The Company accounts for this investment under the equity method of accounting. The Company holds no common stock interest in NeuralStem.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)

     Under an agreement with Avalon Pharmaceuticals, Inc. (formerly Therapeutic Genomics, Inc.) ("Avalon"), the Company received convertible preferred stock in 1999. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of Avalon's voting stock outstanding under such arrangement and does not exert significant influence over Avalon.

Goodwill

     Goodwill, from the acquisition of Oncormed, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $1.5 million for each of the years ended December 31, 2000 and 1999, respectively, and $0.4 million for the year ended December 31, 1998. Accumulated amortization of goodwill was $3.4 million and $1.9 million as of December 31, 2000 and 1999, respectively.

Intangibles and Other Assets

     Intangibles and other assets consists primarily of licenses, patent costs, goodwill and software and database development costs. Licenses to technology and data and patent costs are being amortized over their expected useful lives of approximately two to nineteen years.

     In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," beginning in 1999 the Company has capitalized certain software development costs incurred in developing certain products upon the demonstration of technological feasibility. Software development costs are being amortized over their expected useful life of three years upon release of the software or upgrades.

     During 2000, the Company incurred $2.2 million of costs related to the update of the GeneExpress Suite of databases with the new Affymetrix, Inc. HU-95 Human Genome GeneChip set. This set includes 60,000 human gene fragments and expressed sequence tags ("ESTs") as compared to the previous HU-35 Human Genome GeneChip set which included 42,000 human genes and ESTs. These database development costs are being amortized over their expected useful life of two years.

     During December 2000, the Company purchased, for $2.0 million, an exclusive perpetual license to data that was developed under an agreement with the Company (see Note 10). This database development cost is being amortized over its expected useful life of three years.

Impairment of Long-Lived Assets

     Long-lived assets, consisting principally of property and equipment, long-term investments and intangible assets, including acquired licenses, patent costs, goodwill and software and database development costs, are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.

Research and Development

     Research and development costs are charged to operations when incurred or acquired (See Note 8).

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)

Revenue Recognition

     Subscription fees to the GeneExpress Suite of databases are recognized systematically over the term of the subscription agreement. Technology and database access fees are recognized systematically over the term of the Company's customer agreements. Revenues from research and development support are recognized when they are earned, which is ordinarily when the work is performed or costs are incurred. Milestone payments are recognized as revenue in accordance with the applicable performance requirements and contractual terms. Nonrefundable up-front payments are recognized as revenue systematically over the term of the agreement. Under collaboration agreements in which the Company creates a research database in exchange for a fixed fee, revenues from such collaborations are recognized on the percentage-of-completion method.

Change in Accounting Method

     Effective January 1, 2000, the Company changed its method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Prior to 2000, the Company recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers these nonrefundable up-front payments and recognizes them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million which is included in the net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase revenue and decrease net loss before the cumulative effect of the accounting change by $0.8 million ($0.03 per share).

     The pro forma amounts presented below were calculated assuming the accounting change was made retroactively to prior periods.

                                                                   BASIC AND DILUTED
                                                                     NET LOSS PER
                                             REVENUES   NET LOSS     COMMON SHARE
                                             --------   --------   -----------------
                                                         (IN THOUSANDS)
Year ended December 31:
1999.......................................  $20,021    $19,772          $1.00
1998.......................................   11,057     47,013           3.00

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

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -- (CONTINUED)

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

NOTE 2 -- MARKETABLE SECURITIES

     As of December 31, 1999, the Company's investment portfolio consisted of corporate commercial bonds whose amortized cost approximated its fair value. All marketable securities had maturities greater than one year, but less than eighteen months. As of December 31, 1999, all of the Company's investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions.

NOTE 3 -- NOTES RECEIVABLE FROM EMPLOYEES

     During April 1999, the Company issued promissory notes to three officers of the Company totaling $0.8 million to offset tax liabilities for unrealized capital gains resulting from stock option exercises. Two notes aggregating $0.6 million plus accrued interest were repaid in 2000. The remaining note is required to be repaid in four equal annual installments together with accrued interest, bears interest at 5.25% and is collaterally secured. The fair value of the remaining promissory note approximates its carrying value at December 31, 2000.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment includes the following as of December 31, 2000 and 1999:

                                                             2000      1999
                                                            -------   -------
                                                             (IN THOUSANDS)
Furniture and fixtures....................................  $ 1,024   $   998
Computers and office equipment............................    9,535     5,499
Lab equipment.............................................    8,802     5,998
Lab equipment under capital leases........................       --       771
Leasehold improvements....................................    5,349     2,720
                                                            -------   -------
                                                             24,710    15,986
Less -- Accumulated depreciation..........................   (8,716)   (5,459)
                                                            -------   -------
Property and Equipment, net...............................  $15,994   $10,527
                                                            =======   =======

     Depreciation expense was $3.9 million, $3.2 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5 -- INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets includes the following as of December 31, 2000 and 1999:

                                                              2000      1999
                                                             -------   ------
                                                              (IN THOUSANDS)
Licenses...................................................  $ 7,573   $  930
Patents....................................................    1,988    1,469
Software development costs.................................    5,378    1,158
Database development costs.................................    3,846       --
Other......................................................      113       52
                                                             -------   ------
                                                              18,898    3,609
Less -- Accumulated amortization...........................   (2,380)    (317)
                                                             -------   ------
Intangibles and Other Assets, net..........................  $16,518   $3,292
                                                             =======   ======

Amortization expense was $2.9 million, $0.2 million and $0.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 6 -- ACCRUED EXPENSES

     Accrued expenses consists of the following as of December 31, 2000 and 1999:

                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Property additions..........................................  $2,857   $   78
Professional fees...........................................   1,105      781
Payroll, taxes and benefits.................................   4,910    1,788
Consulting..................................................     156      112
                                                              ------   ------
          Total.............................................  $9,028   $2,759
                                                              ======   ======

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 -- LICENSE ARRANGEMENTS

     The proprietary rights and technical information covered by various patent and patent applications have been licensed by the Company from third parties. These licenses will continue for the life of the respective patent or until terminated by either party. The license costs are being amortized over their expected useful lives, but not greater than the life of the related patents. Certain agreements call for the payment of royalties over the life of the patents or a shorter life if no patents are issued.

NOTE 8 -- ACQUISITION

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

     The Merger has been accounted for as a purchase transaction and, accordingly, the purchase price of approximately $39.2 million was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired was accounted for as goodwill. The amount allocated to goodwill, approximately $7.6 million, is being amortized on a straight-line basis over five years. Allocations were made to certain intangible assets, including work force, and to "in-process research and development" consisting of technologies which had not reached technological feasibility and had no alternative future use, including in-process technologies relating to genomic databases and pharmacogenomics. The write-off of in-process research and development resulted in a non-recurring charge to the Company's operating results of $35.2 million, or $2.24 per share basic and diluted, for the year ended December 31, 1998. The amount charged to earnings was determined by estimating the costs to develop the in-process technologies into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technologies. If these projects are not successfully developed, future results of operations of the Company may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

NOTE 9 -- ACCRUED RESTRUCTURING

     In connection with the Merger, the Company recorded a restructuring liability of approximately $1.6 million to integrate Oncormed into the Company following the acquisition. The objective of the restructuring plan was to eliminate redundant general and administrative employees of Oncormed and terminate contracts that the Company deemed to have no ongoing economic value to the Company. The restructuring liability consisted of $0.4 million in costs associated with the involuntary termination of ten Oncormed employees and approximately $1.2 million in contract termination costs, including the termination of a certain agreement with Incyte Genomics, Inc. (formerly Incyte Pharmaceuticals, Inc.) ("Incyte") in which the Company repaid $0.9 million that had been prepaid by Incyte. This liability has been included in

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 9 -- ACCRUED RESTRUCTURING -- (CONTINUED)

the purchase price allocation performed in connection with the Merger. The restructuring activities were substantially completed in 1999.

     The following table details the major components of the restructuring liability relating to the Oncormed acquisition:

                                                                      CONTRACT
                                                                     TERMINATION
                                                         PERSONNEL      COSTS       TOTAL
                                                         ---------   -----------   -------
                                                                  (IN THOUSANDS)
Restructuring Liability................................    $ 373       $ 1,224     $ 1,597
  1998 Activity........................................     (239)       (1,174)     (1,413)
                                                           -----       -------     -------
Balance at December 31, 1998...........................      134            50         184
  1999 Activity........................................     (134)          (50)       (184)
                                                           -----       -------     -------
Balance at December 31, 1999...........................    $  --       $    --     $    --
                                                           =====       =======     =======

NOTE 10 -- BUSINESS AGREEMENTS

     As of December 31, 2000, the Company's business portfolio consisted of agreements with 13 pharmaceutical and biotechnology companies utilizing the Company's various gene expression products, which include 11 subscription agreements for access to the Company's GeneExpress Suite of databases, one agreement to supply a proprietary gene expression database for a fixed fee and five agreements to perform custom collaborative discovery research. Some of these agreements are with the same pharmaceutical and/or biotechnology company. Under the GeneExpress subscription agreements, each subscriber has agreed to pay, during the term of the agreement, annual subscription fees to receive non-exclusive access to selected Modules or DataSuites of the Company's GeneExpress Suite. The custom discovery research agreements provide the Company with various technology and database access fees, research funding and up-front payments. In addition, certain of these agreements provide for additional payments upon attainment of research and product development milestones and royalty payments based on sales of any products that result from the use of the Company's technology or proprietary database information. The Company's business agreements can provide the right for early termination without penalty to the customer.

     During December 2000, N.V. Organon terminated its Collaboration and License Agreement with the Company. Under the agreement, the Company received the $2.0 million which was outstanding and simultaneously purchased, for $2.0 million, an exclusive perpetual license to data that was developed under this agreement. In addition, N.V. Organon entered into a multi-year GeneExpress database subscription.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 11 -- INCOME TAXES

     The actual income tax expense for the years ended December 31, 2000, 1999 and 1998, is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

                                                           2000      1999       1998
                                                         --------   -------   --------
                                                                (IN THOUSANDS)
Tax benefit at federal statutory rate..................  $ (8,166)  $(7,001)  $(15,223)
State income taxes, net of federal income tax effect...    (1,105)     (949)    (2,069)
Acquired in-process research and development...........        --        --     13,593
Benefit from stock option compensation.................   (12,846)     (391)      (423)
Other..................................................      (145)    1,082        989
Net operating loss valuation adjustment................        --    (2,058)        --
Increase in valuation allowance........................    22,472     9,537      3,233
                                                         --------   -------   --------
Income tax expense.....................................  $    210   $   220   $    100
                                                         ========   =======   ========

     The tax effect of cumulative temporary differences at December 31, 2000, 1999 and 1998, follows:

                                                          2000       1999       1998
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Deferred Tax Assets:
  Tax carryforwards...................................  $ 49,698   $ 28,407   $ 18,668
  Contract revenues...................................     1,511          8        117
  Amortization........................................       423        495        491
  Start-up costs......................................        --        129        221
  Accrued vacation....................................       297        160        127
  Other...............................................       550        195        324
                                                        --------   --------   --------
                                                          52,479     29,394     19,948
  Less -- Valuation allowance.........................   (51,620)   (29,148)   (19,611)
                                                        --------   --------   --------
     Net deferred tax assets..........................  $    859   $    246   $    337
                                                        ========   ========   ========
Deferred Tax Liabilities:
  Capitalized software costs..........................  $    490   $     43   $     43
  Depreciation........................................        86         36         98
  Other...............................................       283        167        196
                                                        --------   --------   --------
     Net deferred tax liabilities.....................  $    859   $    246   $    337
                                                        ========   ========   ========

     At December 31, 2000, Net Operating Loss carryforwards ("NOLs") for income tax purposes are approximately $122.5 million, including approximately $30.0 million related to Oncormed prior to the Merger. The Company also has research and development tax credit carryforwards of approximately $2.4 million as of December 31, 2000. The carryforwards, if not utilized, will expire in increments from 2008 through 2020. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs will ever be fully utilized. As a

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 11 -- INCOME TAXES -- (CONTINUED)

result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

NOTE 12 -- LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999, consists of the following:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Equipment loans:
  Variable rate equipment loan..............................  $ 2,382   $ 3,383
  9.0% equipment loan.......................................      210       405
  Other.....................................................      374       409
                                                              -------   -------
                                                                2,966     4,197
Less -- Current portion.....................................   (1,335)   (1,335)
                                                              -------   -------
          Total long-term debt..............................  $ 1,631   $ 2,862
                                                              =======   =======

     As of December 31, 2000, principal payments on long-term debt are as follows (in thousands):

Year ending December 31,
  2001......................................................  $1,335
  2002......................................................   1,331
  2003......................................................      40
  2004......................................................      42
  2005......................................................      44
  2006 and thereafter.......................................     174
                                                              ------
                                                              $2,966
                                                              ======

     In June 1998, the Company entered into a loan agreement for the financing of laboratory, computer and office equipment. The Company borrowed approximately $4.8 million under this agreement, bearing interest ranging from 7.6% to 8.8%. The loan agreement is being repaid in 48 equal monthly installments including a 15.0% balloon payment at the end of the term. The Company granted the lender a security interest, collateralized by all the equipment and fixtures acquired under the loan.

     In March 1997, the Company entered into a loan agreement for the purchase of laboratory and computer equipment. The Company borrowed approximately $1.1 million under this agreement, bearing interest at 9.0%. The loan is being repaid in 48 equal monthly installments. The Company has granted the lender a security interest, collateralized by all of the equipment and fixtures acquired under the loan.

     Interest expense was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 13 -- STOCKHOLDERS' EQUITY

     On February 1, 2000, the Company completed a public offering of its common stock at $56.00 per share. The Company sold 4,680,000 shares, including the underwriters' over-allotment option. Net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses, were approximately $247.5 million.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company conducts all of its operations from leased facilities, primarily in Gaithersburg, Maryland and Berkeley, California under operating leases with varying terms expiring through 2010. These leases obligate the Company to pay building operating costs and also contain renewal provisions.

     Future minimum lease payments on these operating leases as of December 31, 2000, are as follows (in thousands):

Year ending December 31,
  2001......................................................   $2,325
  2002......................................................    2,552
  2003......................................................    2,617
  2004......................................................    2,586
  2005......................................................    2,519
  2006 and thereafter.......................................    9,216
                                                              -------
                                                              $21,815
                                                              =======

     Rent expense for the years ended December 31, 2000, 1999 and 1998, was $2.1 million, $1.8 million and $1.5 million, respectively.

Contingencies

     Clinical trials, manufacturing, marketing and sale of any of the Company's customers' potential therapeutic, diagnostic or agricultural products may expose the Company to liability claims from the use of such products. The Company currently maintains product liability and medical malpractice insurance.

Litigation

     The Company is not subject to any pending litigation.

NOTE 15 -- 401(K) RETIREMENT PLAN

     During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the "401(k) Plan") for its employees under Section 401(k) of the Internal Revenue Code. Under this plan, all employees 18 years of age or older and with at least one day of service with the Company are eligible, starting on the calendar quarter, to contribute from 0% to 15% of their salary. Employee contributions are 100% vested. The Company is not required to make any contributions to the 401(k) Plan and has not made any contributions through December 31, 2000.

NOTE 16 -- STOCK BASED COMPENSATION

     During 1996, the Company instituted a stock plan (the "Stock Plan"), which was amended and restated in 1997, whereby the Company's Compensation Committee of the Board of Directors (the "Committee"), at its discretion, can grant options, award stock or provide opportunities to make direct purchases of stock to employees, officers, directors and consultants of the Company and related corporations. The Stock Plan authorizes the grant of options for up to 8,600,000 shares of common stock. At December 31, 2000, there were 1,592,574 shares reserved for issuance under the Stock Plan. During 1997, the Company adopted a Directors' stock plan (the "Directors' Plan") to provide for granting of options to non-employee directors of the Company. The Directors' Plan is administered by the Committee which is authorized to grant options of up to

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 16 -- STOCK BASED COMPENSATION -- (CONTINUED)

325,000 shares of common stock. At December 31, 2000, there were 152,500 shares reserved for issuance under the Directors' Plan. Options are to be granted at the fair market value of the common stock at the grant date. The options, awards and opportunities to purchase stock expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years. During 1997, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 500,000 shares of common stock. The Purchase Plan allows employees to purchase common stock of the Company, through payroll deductions of up to a maximum of 15% of their salary, at 85% of the price of the shares at the time of purchase. At December 31, 2000, there were 250,069 shares reserved for issuance under the Purchase Plan.

     The following is a rollforward of option activity for the years ended December 31, 2000, 1999 and 1998:

                                                                   SHARES SUBJECT TO
                                                                  OUTSTANDING OPTIONS
                                                  SHARES     -----------------------------
                                                AVAILABLE                 WEIGHTED AVERAGE
                                                FOR GRANT      SHARES      EXERCISE PRICE
                                                ----------   ----------   ----------------
BALANCE AT JANUARY 1, 1998....................   3,374,697    2,497,360        $ 1.21
  Options granted.............................  (1,556,000)   1,556,000        $ 5.52
  Options exercised...........................          --     (875,636)       $ 0.23
  Options cancelled...........................     292,588     (292,588)       $ 3.78
                                                ----------   ----------        ------
BALANCE AT DECEMBER 31, 1998..................   2,111,285    2,885,136        $ 3.57
  Additional authorization....................   1,200,000           --            --
  Options granted.............................  (1,622,463)   1,622,463        $ 5.57
  Options exercised...........................          --     (249,860)       $ 2.01
  Options cancelled...........................     328,725     (328,725)       $ 5.02
                                                ----------   ----------        ------
BALANCE AT DECEMBER 31, 1999..................   2,017,547    3,929,014        $ 4.41
  Additional authorization....................   1,500,000           --            --
  Options granted.............................  (2,466,560)   2,466,560        $46.82
  Options exercised...........................          --   (1,163,721)       $ 4.02
  Options cancelled...........................     694,087     (694,087)       $19.66
                                                ----------   ----------        ------
BALANCE AT DECEMBER 31, 2000..................   1,745,074    4,537,766        $25.16
                                                ==========   ==========        ======

     Options to purchase a total of 2,003,371, 1,442,735 and 722,345 at December 31, 2000, 1999, and 1998, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was $37.66, $3.50, and $3.19, respectively.

     During the year ended December 31, 1997, the Company granted options with exercise prices below fair value. The Company recorded deferred compensation of $6.9 million at December 31, 1997, and compensation expense of $1.2 million, $1.5 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, related to these option grants.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 16 -- STOCK BASED COMPENSATION -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ---------------------------------------   -------------------------
                                           WEIGHTED
                             NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                         OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
       RANGE OF           DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
    EXERCISE PRICE            2000           LIFE        PRICE          2000         PRICE
    --------------       --------------   -----------   --------   --------------   --------
$0.15 - $4.13..........    1,175,264       7.3 Years     $ 2.80        693,915       $ 2.42
$4.14 - $8.50..........    1,056,233       8.1 Years     $ 5.57        463,104       $ 5.62
$8.51 - $50.00.........    1,267,135       9.3 Years     $28.33        292,387       $26.00
$50.01 - $62.88........      900,685       9.1 Years     $62.77        520,928       $62.84
$62.89 - $123.00.......      138,449       9.1 Years     $90.74         33,037       $92.14
                           ---------       ---------     ------      ---------       ------
$0.15 - $123.00........    4,537,766       8.5 Years     $25.16      2,003,371       $23.79
                           =========       =========     ======      =========       ======

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates, consistent with the method of SFAS No. 123, the Company's net loss and loss per common share would have been changed to the pro forma amounts for the years ended December 31, 2000, 1999 and 1998 as indicated below:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Net loss before cumulative effect of change
     in accounting principle..................   $(59,298)     $(22,852)     $(45,853)
  Cumulative effect of change in accounting
     principle................................     (1,322)           --            --
                                                 --------      --------      --------
  Net loss....................................   $(60,620)     $(22,852)     $(45,853)
                                                 ========      ========      ========
Basic and diluted net loss per common share:
  Net loss before cumulative effect of change
     in accounting principle..................   $  (2.35)     $  (1.15)     $  (2.92)
  Cumulative effect of change in accounting
     principle................................      (0.05)           --            --
                                                 --------      --------      --------
  Net loss....................................   $  (2.40)     $  (1.15)     $  (2.92)
                                                 ========      ========      ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2000, 1999 and 1998, with the following assumptions:

                                    2000             1999             1998
                               --------------   --------------   --------------
Expected volatility..........  143.0%           98.0%            86.0%
Risk-free interest rate......  5.04% to 6.70%   4.57% to 6.97%   4.18% to 5.61%
Expected lives...............  3 years          1 - 3 years      1 - 3 years
Dividend rate................  0%               0%               0%

NOTE 17 -- RELATED PARTY TRANSACTIONS

     During 1999, the Company entered into a GeneExpress subscription with Avalon Pharmaceuticals, Inc. At the time, a director of the Company also served as a director for Avalon.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 17 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)

     During 1999, the Company issued promissory notes to three officers of the Company totaling $0.8 million to offset tax liabilities for unrealized capital gains resulting from stock option exercises. In February 2000, two of the notes were paid in full including accrued interest to date (see Note 3).

NOTE 18 -- SEGMENT INFORMATION

     At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company's operates in one operating segment.

     The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenues and by geographic areas:

                                             MAJOR CUSTOMERS        GEOGRAPHIC AREA
                                          ---------------------   --------------------
                                           A     B     C     D    JAPAN   EUROPE   US
                                          ---   ---   ---   ---   -----   ------   ---
For the year ended:
  December 31, 2000.....................  32%   18%   --    --     32%      --     18%
  December 31, 1999.....................  43%   25%   --    12%    43%      12%    25%
  December 31, 1998.....................  34%   23%   24%   18%    34%      42%    23%

NOTE 19 -- SUBSEQUENT EVENT

     On January 10, 2001, the Company and Incyte settled outstanding litigation and entered into a settlement agreement to avoid further protracted litigation. The pending lawsuits were dismissed with prejudice. Incyte granted the Company a world-wide, nonexclusive license for the terms of the relevant patents, to use the process at issue in the litigation: a process that Affymetrix recommends the Company use in the preparation of samples for use with the Affymetrix GeneChip platform. In January 2001, the Company paid Incyte $9.0 million and agreed on certain other matters regarding future disputes and confidentiality of the settlement terms. Total litigation costs, including the payment under the settlement agreement to Incyte, were approximately $14.0 million of which $7.5 million was paid by the Company's insurance carriers. A portion of the payment to Incyte has been recorded as a license and is being amortized over its expected useful life of five years.

                                GENE LOGIC INC.

                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 20 -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 restated for the cumulative effect of change in accounting principle as more fully described in Note 1.

                                    PREVIOUSLY              PREVIOUSLY               PREVIOUSLY
                                     REPORTED    RESTATED    REPORTED    RESTATED     REPORTED       RESTATED
                                     MARCH 31    MARCH 31    JUNE 30     JUNE 30    SEPTEMBER 30   SEPTEMBER 30   DECEMBER 31
                                    ----------   --------   ----------   --------   ------------   ------------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Revenues..........................   $ 4,998     $ 5,328     $ 6,544     $ 6,789      $ 5,269        $ 5,394        $ 9,373
Net loss before cumulative effect
  of change in accounting
  principle.......................    (4,984)     (4,654)     (5,057)     (4,812)      (7,970)        (7,845)        (5,385)
Cumulative effect of change in
  Accounting principle............        --      (1,322)         --          --           --             --             --
                                     -------     -------     -------     -------      -------        -------        -------
Net loss..........................   $(4,984)    $(5,976)    $(5,057)    $(4,812)     $(7,970)       $(7,845)       $(5,385)
                                     =======     =======     =======     =======      =======        =======        =======
Basic and diluted net loss per
  common share:
Net loss before cumulative effect
  of change in accounting
  principle.......................   $ (0.21)    $ (0.20)    $ (0.20)    $ (0.19)     $ (0.31)       $ (0.30)       $ (0.21)
Cumulative effect of change in
  accounting principle............        --       (0.06)         --          --           --             --             --
                                     -------     -------     -------     -------      -------        -------        -------
Net loss..........................   $ (0.21)    $ (0.25)    $ (0.20)    $ (0.19)     $ (0.31)       $ (0.30)       $ (0.21)
                                     =======     =======     =======     =======      =======        =======        =======
1999
Revenues..........................   $ 4,067                 $ 5,212                  $ 4,223                       $ 5,700
Net loss..........................   $(4,949)                $(4,385)                 $(5,387)                      $(5,869)
Basic and diluted net loss per
  common share....................   $ (0.25)                $ (0.22)                 $ (0.27)                      $ (0.29)

                                GENE LOGIC INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

ACCRUED RESTRUCTURING CHARGES:

                                                              AMOUNTS
                                                                DUE        AMOUNTS
                               BALANCE AT        NEW             TO        CHARGED   ADJUSTMENTS
                               BEGINNING    RESTRUCTURING   ACQUISITIONS   AGAINST   TO ACCRUED    BALANCE AT
         DESCRIPTION            OF YEAR        CHARGES          (1)        ACCRUAL     AMOUNTS     END OF YEAR
         -----------           ----------   -------------   ------------   -------   -----------   -----------
                                                               (IN THOUSANDS)
December 31, 1999............     $184           $--           $   --      $  (184)     $  --         $ --
                                  ====           ===           ======      =======      =====         ====
December 31, 1998............     $ --           $--           $1,597      $(1,163)     $(250)        $184
                                  ====           ===           ======      =======      =====         ====

---------------
Notes:

(1) Restructuring liability recorded in connection with the merger with Oncormed, Inc. The liability has been included in the purchase price allocation performed in connection with the merger.