Form 10-Q
period 2001-03-31
GENE LOGIC INC
filed 2001-05-11
CIK 1043914

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECIRITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                        COMMISSION FILE NUMBER 0-23317

-------------------------------------------------------------------------------

                               GENE LOGIC INC.

            (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------

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


The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 26,409,628 as of April 30, 2001.

===============================================================================

                               GENE LOGIC INC.


                              TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets at March 31, 2001 and December 31, 2000..............................................3
Consolidated Statements of Operations for the Three Months Ended
         March 31, 2001 and 2000.................................................................................4
Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2001 and 2000.................................................................................5
Notes to Consolidated Financial Statements.......................................................................6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition........................................................8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..............................................11

PART II           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................................12

Signatures......................................................................................................13

PART I            FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               GENE LOGIC INC.
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        MARCH 31,        DECEMBER 31,
                                                                                           2001              2000
                                                                                      ---------------   --------------
                                                                                       (Unaudited)
                                                        ASSETS
Current Assets:
     Cash and cash equivalents ...............................................         $     213,831     $    229,482
     Accounts receivable......................................................                 2,989            2,968
     Inventory................................................................                 3,240            2,295
     Prepaid expenses.........................................................                 3,022            2,537
     Other current assets.....................................................                 3,517            6,382
                                                                                      ---------------   --------------
         Total Current Assets.................................................               226,599          243,664
Property and Equipment, net ..................................................                19,241           15,994
Long-term Investments.........................................................                 7,727            9,081
Note Receivable from Employee.................................................                    75               75
Goodwill, net.................................................................                 3,820            4,201
Intangible and Other Assets, net .............................................                16,885           16,518
                                                                                      ---------------   --------------
         Total Assets ........................................................         $     274,347     $    289,533
                                                                                      ===============   ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable .......................................................         $      10,379     $      5,908
      Litigation settlement payable...........................................                    --            9,000
      Accrued expenses........................................................                 6,098            9,028
      Current portion of long-term debt.......................................                 1,284            1,335
      Deferred revenue........................................................                 7,600            7,093
                                                                                      ---------------   --------------
          Total Current Liabilities...........................................                25,361           32,364
Deferred Revenue..............................................................                   768            1,141
Long-Term Debt................................................................                 1,334            1,631
Other Noncurrent Liabilities..................................................                   918              682
                                                                                      ---------------   --------------
             Total Liabilities................................................                28,381           35,818
                                                                                      ---------------   --------------
Commitments and Contingencies
Stockholders' Equity:
      Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares
       issued and outstanding as of March 31, 2001 and December 31, 2000......                    --               --
      Common Stock, $.01 par value; 60,000,000 shares authorized; 26,372,678 and
       26,111,561 shares issued and outstanding as of March 31, 2001 and
       December 31, 2000, respectively........................................                   264              261
      Additional paid-in capital .............................................               358,921          356,347
      Deferred compensation on stock options, net ............................                  (459)            (738)
      Accumulated deficit ....................................................              (112,760)        (102,155)
                                                                                      ---------------   --------------
         Total Stockholders' Equity...........................................               245,966          253,715
                                                                                      ---------------   --------------
         Total Liabilities and Stockholders' Equity...........................         $     274,347     $    289,533
                                                                                      ===============   ==============

                           See accompanying notes.

                               GENE LOGIC INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ----------------------------
                                                                          2001           2000
                                                                     -------------  -------------
Revenues.........................................................    $       8,211  $       5,328
Expenses:
  Research and development.......................................           15,690          8,479
  Selling, general and administrative............................            4,793          3,379
  Amortization of goodwill.......................................              381            381
                                                                     -------------  -------------
          Total operating expenses...............................           20,864         12,239
                                                                     -------------  -------------
          Loss from operations...................................         (12,653)        (6,911)
Interest Income, net.............................................            3,286          2,357
Income Tax Expense...............................................               49            100
Equity in Net Loss of Unconsolidated Investee....................            1,189             --
                                                                     -------------  -------------
          Net loss before cumulative effect of change in accounting
             Principle...........................................         (10,605)        (4,654)
Cumulative Effect of Change in Accounting Principle..............               --          1,322
                                                                     -------------  -------------
          Net loss...............................................    $    (10,605)  $     (5,976)
                                                                     =============  =============

Basic and Diluted Net Loss Per Common Share:
  Net loss before cumulative effect of change in accounting
          principle..............................................    $      (0.40)  $      (0.20)
  Cumulative effect of change in accounting principle............               --         (0.06)
                                                                     -------------  -------------
          Net loss...............................................    $      (0.40)  $      (0.25)
                                                                     =============  =============

Shares Used in Computing Basic and Diluted Net Loss Per
     Common Share................................................           26,248         23,498
                                                                     =============  =============

                           See accompanying notes.

                               GENE LOGIC INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ---------------  ---------------
                                                                           2001             2000
                                                                     ---------------  ---------------
  Cash Flows From Operating Activities:
  Net loss.....................................................        $   (10,605)     $    (5,976)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization ............................              2,909            1,037
     Amortization of goodwill..................................                381              381
     Amortization of deferred compensation ....................                279              375
     Net loss from investment in unconsolidated investee.......              1,189               --
    Other non-cash expense.....................................                 --               73
  Changes in operating assets and liabilities:
     Accounts receivable.......................................                123           (1,847)
     Inventory.................................................               (945)             347
     Prepaid expenses..........................................               (485)            (202)
     Other current assets......................................              2,490               74
     Other assets..............................................               (152)              --
     Accounts payable .........................................              4,471           (1,700)
     Litigation settlement payable ............................             (9,000)              --
     Accrued expenses..........................................             (2,888)           1,074
     Deferred revenue .........................................                458            2,929
     Other noncurrent liabilities..............................                236               13
                                                                     ---------------  ---------------
          Net Cash Flows From Operating Activities ............            (11,539)          (3,422)
                                                                     ---------------  ---------------
  Cash Flows From Investing Activities:
     Purchases of property and equipment ......................             (4,677)          (1,152)
     Purchases of licenses and patent costs ...................               (315)            (128)
     Software and database development costs ..................             (1,349)            (770)
    Repayments of notes receivables from employees.............                 --              622
    Proceeds from sale and maturity of marketable securities
      available-for-sale.......................................                 --            7,155
                                                                     ---------------  ---------------
          Net Cash Flows From Investing Activities.............             (6,341)           5,727
                                                                     ---------------  ---------------
  Cash Flows From Financing Activities:
     Proceeds from issuance of common stock in public offering.                 --          262,080
     Issuance costs of public offering.........................                 --          (14,624)
     Proceeds from issuance of other common stock..............              2,043            2,713
     Proceeds from exercise of warrant.........................                534               --
     Repayments of capital lease obligations and
        equipment loans........................................               (348)            (272)
                                                                     ---------------  ---------------
          Net Cash Flows From Financing Activities.............              2,229          249,897
                                                                     ---------------  ---------------
  Net (Decrease) Increase in Cash and Cash Equivalents.........            (15,651)         252,202
  Cash and Cash Equivalents, beginning of period...............            229,482            5,294
                                                                     ---------------  ---------------
  Cash and Cash Equivalents, end of period.....................        $   213,831      $   257,496
                                                                     ===============  ===============

  Supplemental Disclosure:
     Interest paid.............................................        $        58      $        91
                                                                     ===============  ===============

  Non-Cash Transactions:
     Capital lease termination.................................        $        --      $       288
                                                                     ===============  ===============

                           See accompanying notes.

                               GENE LOGIC INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                 (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the "Company"). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2001, consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Inventory

         Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of Affymetrix, Inc. GeneChips(R) and tissue samples. All inventory at March 31, 2001 is classified as raw materials.

Goodwill

         Goodwill, from the acquisition of Oncormed, Inc. in September 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $0.4 million for the three months ended March 31, 2001 and 2000. Accumulated amortization of goodwill was $3.8 million and $3.4 million as of March 31, 2001 and December 31, 2000, respectively.

Change in Accounting Method

         Effective January 1, 2000, the Company changed its method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Prior to 2000, the Company recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers these nonrefundable up-front payments and recognizes them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the three months ended March 31, 2000. The effect of the change on the three months ended March 31, 2000, was to increase revenue and decrease net loss before the cumulative effect of the accounting change by $0.3 million. The impact for the three months ended March 31, 2001 was an increase in revenue and a decrease in net loss of $0.1 million. The impact for the year ended December 31, 2001 will be an increase in revenue and a decrease in net loss of $0.5 million.


Reclassifications

         Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.


NOTE 2.  LONG-TERM INVESTMENTS

         During 2000, the Company purchased Series A Convertible Preferred Stock in Neuralstem, Inc., formerly NeuralStem BioPharmaceuticals, Ltd. ("Neuralstem"), an unconsolidated investee. At of the time of investment and at March 31, 2001, the Company had a voting stock interest of 26.7% and 20.6%, respectively, which is accounted for under the equity method of accounting.

         The Company recorded equity in losses of Neuralstem of $1.2 million for the three months ended March 31, 2001. The Company had intercompany sales and expenses with Neuralstem of $0.5 million and $0.3 million, respectively, during the three months ended March 31, 2001. Intercompany transactions have been eliminated in the accompanying financial statements based on the Company's percentage of voting interest in Neuralstem.

NOTE 3.  SEGMENT INFORMATION

         Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company's operations are treated as one operating segment.

         The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenues and by geographic areas:


                                                 MAJOR CUSTOMERS                     GEOGRAPHIC AREA
                                         -------------------------------        --------------------------
                                         A         B        C        D          JAPAN    EUROPE       US
                                         -------------------------------        --------------------------
    For the three months ended:
     March 31, 2001................        --      13%     --         --             --       --       13%
     March 31, 2000................       36%      23%     --        15%            36%      15%       23%

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We generally use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "management believes," "we believe," "we intend" and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in this Report on Form 10-Q. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

    Unless the context requires otherwise, references in this Report on Form 10-Q to "Gene Logic," the "Company," "we," "us," and "our" refer to Gene Logic Inc. and its wholly owned subsidiary.

    GeneExpress(R) is a registered trademark of Gene Logic. READS(TM), BioExpress(TM), ToxExpress(TM), PharmExpress(TM), CloneExpress(TM), e-northern(TM), gene signature(TM) and Flow-thru Chip(TM) are trademarks of Gene Logic. GeneChip(R) is a registered trademark of Affymetrix, Inc. Trade names and trademarks of other companies appearing in this Report on Form 10-Q are the property of their respective holders.

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

    Typically, GeneExpress subscription agreement terms are for three years with annual subscription fees ranging from $1.5 million to $4.0 million, depending upon the level and type of information our customers obtain. Customers for our custom discovery gene expression databases can provide us with various combinations of recurring technology and database access fees, research fees, additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products and nonrefundable up-front payments. In addition, our business agreements can provide the right for early termination without penalty to the customer.

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

    Payments to access the GeneExpress Suite are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenues from development and commercialization of products by our customers using our databases and other technology for several years, if at all. Revenues may be subject to significant fluctuation in both timing and amount, and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

    We have incurred operating losses in each year since our inception. At March 31, 2001, we had accumulated losses of approximately $112.8 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom databases and subscriptions to the GeneExpress Suite of databases. We expect to incur additional operating losses in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and March 31, 2000

    Revenues increased $2.9 million or 54% to $8.2 million during the three months ended March 31, 2001 from $5.3 million for the same period in 2000. The increase in revenues resulted primarily from additional customers for the GeneExpress Suite of databases which was introduced in December of 1999. Payments from Procter & Gamble accounted for 10% or more of revenue for the three months ended March 31, 2001, and payments from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for the same period in 2000.

    Research and development expenses increased to $15.7 million for the three months ended March 31, 2001 from $8.5 million for the same period in 2000. Of the increase in research and development expenses for this period, $3.2 million was due to increased tissue acquisition and processing costs and Affymetrix GeneChips usage and $1.5 million was due to research and consulting agreement expenses. During the three months ended March 31, 2001, depreciation and amortization expenses increased $1.9 million, of which $1.1 million was due to amortization expense related to recent licenses of technology and database development costs. Increased spending for research and development will continue and is necessary to expand and enhance the content and bioinformatic capabilities of the GeneExpress Suite of databases.

    Selling, general and administrative expenses increased to $4.8 million for the three months ended March 31, 2001 from $3.4 million for the same period in 2000. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Of the increase in selling, general and administrative expenses for this period, $0.9 million was due to the establishment and further development of our sales and marketing efforts consisting primarily of expenses related to increased personnel. Selling, general and administrative expenses are expected to increase as we expand our product offerings and sales and marketing efforts.

    Amortization of goodwill acquired as a result of the acquisition of Oncormed in September 1998 was $0.4 million during the three months ended March 31, 2001 and 2000.

    Net interest income increased to $3.3 million for the three months ended March 31, 2001 from $2.4 million for the same period in 2000 primarily due to investment of the proceeds of our public offering of common stock in February 2000.

    During the three months ended March 31, 2001, we recognized our proportional share of losses for Neuralstem, an equity method investee. Such non-cash losses amounted to $1.2 million for the quarter and in the future will depend on a variety of factors including Neuralstem's results of operations and the level of our ownership interest in Neuralstem.

    During the three months ended March 31, 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through March 31, 2001, we have financed our operations through the sale of equity securities, payments from customers and equipment and tenant improvement financing. In February 2000, we completed a public offering of 4,680,000 shares of our common stock, generating net proceeds of approximately $247.5 million. As of March 31, 2001, we had approximately $213.8 million in cash and marketable securities, compared to $229.5 million as of December 31, 2000.

    Net cash used in operating activities was $11.5 million for the three months ended March 31, 2001 compared to $3.4 million during the same period in 2000. The net decrease in operating working capital for the three months ended March 31, 2001 as compared to the same period in 2000 was primarily due to the timing of payments for the Company's obligations, including the payment to Incyte Genomics, Inc. of $9.0 million in connection with settlement of outstanding litigation.

    During the three months ended March 31, 2001 and 2000, our investing activities, other than sales, maturities and purchases of available-for-sale securities, consisted primarily of capital expenditures and $1.3 million and $0.8 million, respectively, for software and database development costs. Capital expenditures for the three months ended March 31, 2001 amounted to $4.7 million and were primarily due to tenant improvements related to our new production facility which was completed in March 2001. Capital expenditures for the three months ended March 31, 2000 amounted to $1.2 million and were largely due to purchases of laboratory equipment needed to expand the content of the GeneExpress Suite of databases. We expect laboratory and computer equipment purchases to increase as we continue to expand the content of the GeneExpress Suite of databases.

    We have capitalized software costs of $1.3 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively. These costs relate to ongoing efforts to enhance GeneExpress 2000, the software platform of the GeneExpress Suite of databases. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Software development and database development costs are expected to continue as a result of ongoing efforts to further enhance the GeneExpress Suite of databases.

    Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our public offering in February 2000, the exercise of stock options and the exercise of a warrant in February 2001.

    In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which

Affymetrix supplies its GeneChip probe arrays to us for the development of gene expression databases. Under the terms of the agreement, we pay Affymetrix subscription fees for access to the probe arrays, purchase the probe arrays and related instrumentation and software, and will pay royalties to Affymetrix on revenues generated from certain database subscription fees. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

    During January 2001, we paid Incyte Genomics, Inc. $9.0 million in connection with settlement of outstanding litigation. As part of the settlement agreement, we acquired a world-wide, nonexclusive license for the terms of the relevant patents. A portion of the payment to Incyte has been recorded as a license and is being amortized over its expected useful life of five years.

    We believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations and repayment of equipment loans for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000.

CHANGE IN ACCOUNTING PRINCIPLE

    Effective January 1, 2000, we changed our method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Prior to 2000, we recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, we now defer these nonrefundable up-front payments and recognize them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the three months ended March 31, 2000. The effect of the change on the three months ended March 31, 2000, was to increase revenue and decrease net loss before the cumulative effect of the accounting change by $0.3 million. The impact for the three months ended March 31, 2001 was an increase in revenue and a decrease in net loss of $0.1 million. The impact for the year ended December 31, 2001 will be an increase in revenue and a decrease in net loss of $0.5 million.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2001, we had cash and cash equivalents of approximately $213.8 million. Cash and cash equivalents consisted of money market accounts and investment grade commercial paper. A 100 basis point adverse movement in interest rates would increase net loss for the three months ended March 31, 2001 by approximately $0.5 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

PART II  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS:

                  *10.55     Executive Severance Plan, as amended February
                             2001.

----------

  * Indicates management compensatory plan, contract or arrangement.

         B)       REPORTS ON FORM 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GENE LOGIC INC.


Date:    May 11, 2001       By:  /s/ Philip L. Rohrer, Jr.
                                ---------------------------------------------
                               Philip L. Rohrer, Jr.
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)