Form 10-Q
period 2001-06-30
GENE LOGIC INC
filed 2001-08-14
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________to _______________.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06- 1411336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland 20878
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: : YES [X]   NO [   ]

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 26,671,054 as of July 31, 2001.

GENE LOGIC INC.

PART I          FINANCIAL INFORMATION

Item 1.   Financial Statements

GENE LOGIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$202,462	$229,482

Accounts receivable	3,220	2,968

Inventory	1,046	2,295

Prepaid expenses	3,105	2,537

Other current assets	5,504	6,382

Total Current Assets	215,337	243,664

Property and Equipment, net	18,817	15,994

Long-Term Investments	6,234	9,081

Note Receivable from Employee	38	75

Goodwill, net	3,433	4,201

Intangible and Other Assets, net	17,463	16,518

Total Assets	$261,322	$289,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$8,549	$5,908

Litigation settlement payable	—	9,000

Accrued expenses	5,230	9,028

Current portion of long-term debt	1,632	1,335

Deferred revenue	6,121	7,093

Total Current Liabilities	21,532	32,364

Deferred Revenue	496	1,141

Long-Term Debt	573	1,631

Other Noncurrent Liabilities	969	682

Total Liabilities	23,570	35,818

Commitments and Contingencies Stockholders’ Equity:

Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2001 and December 31, 2000	—	—

Common Stock, $.01 par value; 60,000,000 shares authorized; 26,612,099 and 26,111,561 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	266	261

Additional paid-in capital	359,787	356,347

Deferred compensation on stock options, net	(180)	(738)

Accumulated deficit	(122,121)	(102,155)

Total Stockholders’ Equity	237,752	253,715

Total Liabilities and Stockholders’ Equity	$261,322	$289,533

See accompanying notes.

GENE LOGIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$9,603	$6,789	$17,815	$12,117

Expenses:

Research and development	15,109	10,615	30,799	19,094

Selling, general and administrative	5,412	4,551	10,204	7,930

Amortization of goodwill	381	381	762	762

Total operating expenses	20,902	15,547	41,765	27,786

Loss from operations	(11,299)	(8,758)	(23,950)	(15,699)

Interest Income, net	2,278	3,772	5,564	6,129

Other Income	83	234	83	234

Income Tax Expense	164	60	213	160

Equity in Net Loss of Unconsolidated Investee	261	—	1,450	—

Net loss before cumulative effect of change in accounting principle	(9,363)	(4,812)	(19,966)	(9,466)

Cumulative Effect of Change in Accounting Principle	—	—	—	1,322

Net loss	$(9,363)	$(4,812)	$(19,966)	$(10,788)

Basic and Diluted Net Loss Per Common Share:

Net loss before cumulative effect of change in accounting principle	$(0.35)	$(0.19)	$(0.76)	$(0.39)

Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net loss	$(0.35)	$(0.19)	$(0.76)	$(0.44)

Shares Used in Computing Basic and Diluted Net Loss Per Common Share	26,495	25,511	26,372	24,505

See accompanying notes.

GENE LOGIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash Flows From Operating Activities:

Net loss	$(19,966)	$(10,788)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization	5,395	2,368

Amortization of goodwill	762	762

Amortization of deferred compensation	558	616

Net loss from investment in unconsolidated investee	1,450	—

Loss on disposal of property and equipment	18	44

Other non-cash expense	—	99

Changes in operating assets and liabilities:

Accounts receivable	(108)	434

Inventory	1,249	(18)

Prepaid expenses	(530)	(796)

Other current assets	2,349	(2,080)

Other assets	(169)	—

Accounts payable	2,641	1,659

Litigation settlement payable	(9,000)	—

Accrued expenses	(3,504)	1,096

Deferred revenue	(1,185)	939

Other noncurrent liabilities	287	26

Net Cash Flows From Operating Activities	(19,753)	(5,639)

Cash Flows From Investing Activities:

Purchases of property and equipment	(5,660)	(4,849)

Purchases of licenses and patent costs	(624)	(307)

Software and database development costs	(2,955)	(1,925)

Purchase of equity investment	(753)	(8,004)

Repayments of notes receivables from employees	41	660

Proceeds from sale and maturity of marketable securities available-for-sale	—	7,155

Net Cash Flows From Investing Activities	(9,951)	(7,270)

Cash Flows From Financing Activities:

Proceeds from issuance of common stock in public offering	—	262,080

Issuance costs of public offering	—	(14,624)

Proceeds from issuance of other common stock	2,911	3,562

Proceeds from exercise of warrant	534	—

Repayments of capital lease obligations and equipment loans	(761)	(630)

Net Cash Flows From Financing Activities	2,684	250,388

Net (Decrease) Increase in Cash and Cash Equivalents	(27,020)	237,479

Cash and Cash Equivalents, beginning of period	229,482	5,294

Cash and Cash Equivalents, end of period	$202,462	$242,773

Supplemental Disclosure:

Interest paid	$107	$174

Non-Cash Transactions:

Promissory note received from sale of investment	$2,654	$—

Capital lease termination	$—	$288

See accompanying notes.

GENE LOGIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

      The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2001, consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

      Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Inventory

      Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of Affymetrix, Inc. GeneChips® and tissue samples. All inventory at June 30, 2001 is classified as raw materials.

Change in Accounting Method

      Effective January 1, 2000, the Company changed its method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Prior to 2000, the Company recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers these nonrefundable up-front payments and recognizes them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the six months ended June 30, 2000.

New Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their expected useful lives.

      The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $1.5 million per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial position or results of operations of the Company.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

Note 2. Long-Term Investments

       During 2000, the Company purchased a 26.7% voting stock interest in Neuralstem, Inc., formerly NeuralStem BioPharmaceuticals, Ltd. (“Neuralstem”), a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, the Company recorded its equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. The Company’s equity share of losses of Neuralstem were $0.3 million and $1.5 million for the three and six months ended June 30, 2001, respectively, and intercompany sales and expenses with Neuralstem were $0.2 million and $0.5 million, respectively, during the three months ended June 30, 2001, and $0.7 million and $0.8 million, respectively, during the six months ended June 30, 2001. Effective April 30, 2001, following a repurchase of shares by Neuralstem which reduced the Company’s voting stock interest to 14.8%, the Company began accounting for its investment in Neuralstem under the cost method of accounting. Neuralstem repurchased the shares for approximately $2.7 million, payable pursuant to a promissory note.

Note 3. Subsequent Events

      During July 2001, the Company completed a spin-off of its patented Flow-thru Chip™ technology into a new company, MetriGenix, Inc. (“MetriGenix”). The Company’s contribution to the new venture consisted mainly of relevant intellectual property and know-how associated with the Flow-thru Chip™ technology. Concurrent with the spin-off, MetriGenix completed a private financing which reduced the Company’s voting ownership interest to 54%. In connection with the financing, the Company provided the new investors certain veto rights and voting control such that MetriGenix will no longer be consolidated and that the Company will account for MetriGenix’s financial results using the equity method. The Company’s investment will have a basis for accounting purposes equal to the book value of its contribution. The Company’s proportional share of losses associated with MetriGenix are expected to be limited to the book value of its contribution (approximately $0.8 million).

Note 4. Segment Information

      Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments in annual and interim financial statements and related disclosures about its products, services, geographic areas and major customers. The Company’s operations are treated as one operating segment.

      The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenues and by geographic areas:

	Major Customers				Geographic Area

	A	B	C	D	Japan	Europe	US

For the three months ended:

June 30, 2001	—	11%	—	10%	—	10%	11%

June 30, 2000	37%	24%	20%	—	37%	20%	24%

For the six months ended:

June 30, 2001	—	12%	—	10%	—	10%	12%

June 30, 2000	36%	24%	18%	—	36%	18%	24%

Item 2. Management’s Discussions and Analysis of Results of Operations and Financial Condition

      This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We generally use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in this Report on Form 10-Q. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in both research and development, our ability to retain existing and obtain additional database customers, risks relating to the development of genomic database products and their use by existing and potential customers, continued access to necessary human and animal tissue samples, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

      Unless the context requires otherwise, references in this Report on Form 10-Q to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its subsidiaries.

      GeneExpress® is a registered trademark of Gene Logic. BioExpress™, ToxExpress™, PharmExpress™, CloneExpress™, e-northern™, gene signature™, and READS™ are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc. Flow-thru Chip™ is a trademark of MetriGenix, Inc. Trade names and trademarks of other companies appearing in this Report on Form 10-Q are the property of their respective holder.

Overview

      We were incorporated in September 1994 and have devoted substantially all of our resources to the development, marketing and sales of our genomics technologies, bioinformatics systems and database products for use in pharmaceutical, biotechnology, life sciences, diagnostic and agricultural product research and development.

      In March 1999, following two years during which we developed custom gene expression databases designed for our customers’ internal research and development programs, we began developing the GeneExpress Suite of databases, our large-scale reference database of gene expression information. The GeneExpress Suite of databases contains information from a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with various drugs. We completed development of the first commercial version of the GeneExpress Suite in November 1999. We currently market the GeneExpress Suite through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology, life sciences and diagnostic industries, and are developing versions of the database suite to market to the academic and government life science research community. We sold our first subscription to the GeneExpress Suite in December 1999.

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

      Payments to access the GeneExpress Suite of databases are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenues from development and commercialization of products by our customers using our databases and other technology for several years, if at all. Revenues may be subject to significant fluctuation in both timing and amount, and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

      We have incurred operating losses in each year since our inception. At June 30, 2001, we had accumulated losses of approximately $122.1 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom databases and subscriptions to the GeneExpress Suite of databases. We expect to incur additional operating losses in the future.

Results of Operations

Three and Six Months Ended June 30, 2001 and 2000

      Revenues increased $2.8 million or 41% to $9.6 million during the three months ended June 30, 2001 from $6.8 million for the same period in 2000. Revenues increased $5.7 million or 47% to $17.8 million during the six months ended June 30, 2001 from $12.1 million for the same period in 2000. The increase in revenues resulted primarily from additional customers for the GeneExpress Suite of databases, which was introduced in December of 1999. Amounts from Boehringer-Ingelheim and Procter & Gamble accounted for greater than 10% of revenue for the three and six months ended June 30, 2001, and amounts from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for greater than 10% of revenue for the three and six months ended June 30, 2000.

      Research and development expenses increased to $15.1 million and $30.8 million for the three and six months ended June 30, 2001, respectively, from $10.6 million and $19.1 million for the same periods in 2000. Of the increase in research and development expenses for the three months ended June 30, 2001 and 2000, $1.1 million and $1.5 million was due to increased tissue acquisitions and research and consulting agreements, respectively. Of the increase in research and development expenses for the six months ended June 30, 2001 and 2000, $4.1 million and $3.0 million was due to increased tissue acquisitions and Affymetrix GeneChips usage and research and consulting agreements, respectively. During the three and six months ended June 30, 2001 and 2000, depreciation and amortization costs increased $1.2 million and $3.0 million, respectively. Of these increases, $0.4 million and $1.5 million was due to amortization expense related to licenses of technology and database development costs for the same periods, respectively. Increased spending for research and development will continue and is necessary to expand and enhance the content and bioinformatic capabilities of the GeneExpress Suite of databases.

      Selling, general and administrative expenses increased to $5.4 million and $10.2 million for the three and six months ended June 30, 2001, respectively, from $4.6 million and $7.9 million for the same periods in 2000. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Of the increase in selling, general and administrative expenses for the three and six months ended June 30, 2001 and 2000, $0.6 million and $1.5 million was due to the establishment and further development of our sales and marketing efforts including expenses related to increased personnel. Selling, general and administrative expenses are expected to increase as we expand our product offerings and sales and marketing efforts.

      Amortization of goodwill acquired as a result of the acquisition of Oncormed in September 1998 was $0.4 million and $0.8 million during the three and six months ended June 30, 2001 and 2000, respectively. We expect amortization of goodwill to be reduced in the future as a result of the adoption of a new standard on accounting for goodwill. See “New Pronouncements.”

      Net interest income decreased to $2.3 million and $5.6 million for the three and six months ended June 30, 2001, respectively, from $3.8 million and $6.1 million for the same periods in 2000, primarily due to decreases in interest rates relating to the investment of the Company’s cash and cash equivalents.

       During the three and six months ended June 30, 2001, we recognized our share of losses in Neuralstem, Inc., a privately-held company in which we initially had a voting stock interest of 26.7%, using the equity method of accounting. Such non-cash losses amounted to $0.3 million and $1.5 million for the three and six months ended June 30, 2001, respectively. Effective April 30, 2001, we sold back to Neuralstem a portion of our shares for approximately $2.7 million, payable with a note. As a result of the repurchase, our voting stock interest was reduced to 14.8%, we began accounting for our investment using the cost method of accounting and our financial results do not reflect a share of Neuralstem’s losses after April 30, 2001.

      During the six months ended June 30, 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of SAB 101.

Liquidity and Capital Resources

      From inception through June 30, 2001, we have financed our operations through the sale of equity securities, payments from customers and equipment and tenant improvement financing. In February 2000, we completed a public offering of 4,680,000 shares of our common stock, generating net proceeds of approximately $247.5 million. As of June 30, 2001, we had approximately $202.5 million in cash and marketable securities, compared to $229.5 million as of December 31, 2000.

      Net cash used in operating activities was $19.8 million for the six months ended June 30, 2001 compared to $5.6 million during the same period in 2000. The net decrease in operating working capital for the six months ended June 30, 2001 as compared to the same period in 2000 was primarily due to the timing of payments for the Company’s obligations, including the payment to Incyte Genomics, Inc. of $9.0 million in connection with the settlement of litigation.

      During the six months ended June 30, 2001 and 2000, our investing activities, other than sales and maturities of available-for-sale securities, consisted primarily of capital expenditures and software and database development costs. Capital expenditures for the six months ended June 30, 2001 amounted to $5.7 million and were primarily due to tenant improvements related to our new production facility, which was completed in March 2001. Capital expenditures for the six months ended June 30, 2000 amounted to $4.8 million and were largely due to purchases of laboratory equipment needed to expand the content of the GeneExpress Suite of databases. We expect laboratory and computer equipment purchases to increase as we continue to expand the content of, and the products derived from, the GeneExpress Suite of databases.

      We have capitalized software costs of $3.0 million and $1.9 million for the six months ended June 30, 2001 and 2000, respectively. These costs relate to ongoing efforts to enhance the GeneExpress Software System, the software platform of the GeneExpress Suite of databases. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Software development and database development costs are expected to continue as a result of ongoing efforts to further enhance the GeneExpress Suite of databases and its related products.

      Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our public offering in February 2000, the exercise of stock options and the exercise of a warrant in February 2001. In August 2001, we repaid an equipment loan in full totaling approximately $1.9 million due to the cost of such capital and the prevailing interest rates in the market.

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

      During January 2001, we paid Incyte Genomics, Inc. $9.0 million in connection with the settlement of litigation. As part of the settlement agreement, we acquired a world-wide, nonexclusive license for the terms of the relevant patents. A portion of the payment to Incyte has been recorded as a license and is being amortized over its expected useful life of five years.

      We believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2000.

Change in Accounting Principle

      Effective January 1, 2000, we changed our method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Prior to 2000, we recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, we now defer these nonrefundable up-front payments and recognize them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the six months ended June 30, 2000.

New Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their expected useful lives.

      We will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $1.5 million per year. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002 and we have not yet determined what the effect of these tests will be on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2001, we had cash and cash equivalents of approximately $202.5 million. Cash and cash equivalents consisted of money market accounts and investment grade commercial paper. A 100 basis point adverse movement in interest rates would result in an increase in net loss for the three and six months ended June 30, 2001 by approximately $0.5 million and $1.0 million, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

PART II    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on June 7, 2001. At the Annual Meeting, the Company’s stockholders elected two directors to the Company’s Board of Directors and approved the proposal as more fully described below.

      At the Annual Meeting, 23,271,122 shares out of a total of 26,408,261 shares of Common Stock outstanding at the record date were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

1.	Election of Directors

Proposal to elect two directors to hold office until the 2004 Annual Meeting of Stockholders or his earlier resignation or removal.

Nominee	Votes For	Votes Withheld

Jules Blake, Ph.D.	22,740,740	530,382

Michael J. Brennan, M.D., Ph.D.	22,457,779	813,343

The following individuals’ term of office as a director continue after the meeting: Charles L. Dimmler III, G. Anthony Gorry and Mark D. Gessler.

Appointment of Independent Auditors

Proposal to ratify the selection of Ernst & Young, LLP as independent auditors of the Company for its fiscal year ending December 31, 2001. Proposal was approved by a vote of 23,185,728 shares in favor and 70,079 shares against.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits:

+	10.70 Stock Repurchase Agreement, dated April 30, 2001, between Registrant and Neuralstem, Inc.

+	10.71 Put Option Agreement, dated April 30, 2001, between Registrant and Neuralstem, Inc.

10.72 Promissory Note, dated April 30, 2001, between Registrant and Neuralstem, Inc.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

B)	Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: August 14, 2001	By:	/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)