Form 10-Q
period 2001-09-30
GENE LOGIC INC
filed 2001-11-14
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland 20878
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

_____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: : YES [X]   NO [   ]

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 26,733,377 as of October 31, 2001.

GENE LOGIC INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2001 and 2000	4
Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Results
of Operations and Financial Condition	9

Item 3. Quantitative and Qualitative Disclosure About Market Risk	13

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	13

Signatures	14

2.

PART I                      FINANCIAL INFORMATION

Item 1.  Financial Statements

GENE LOGIC INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$192,944	$229,482
Accounts receivable	4,751	2,968
Inventory	5,356	2,295
Prepaid expenses	3,020	2,537
Other current assets	5,142	6,382

Total Current Assets	211,213	243,664
Property and Equipment, net	19,027	15,994
Long-Term Investments	6,200	9,081
Goodwill, net	3,051	4,201
Intangible and Other Assets, net	17,217	16,593

Total Assets	$256,708	$289,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$9,291	$5,908
Litigation settlement payable	—	9,000
Accrued expenses	4,345	9,028
Current portion of long-term debt	38	1,335
Deferred revenue	9,449	7,093

Total Current Liabilities	23,123	32,364
Deferred Revenue	539	1,141
Long-Term Debt	310	1,631
Other Noncurrent Liabilities	997	682

Total Liabilities	24,969	35,818

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2001 and December 31, 2000	—	—
Common Stock, $.01 par value; 60,000,000 shares authorized; 26,712,678 and 26,111,561 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	267	261
Additional paid-in capital	360,831	356,347
Deferred compensation on stock options, net	—	(738)
Accumulated deficit	(129,359)	(102,155)

Total Stockholders’ Equity	231,739	253,715

Total Liabilities and Stockholders’ Equity	$256,708	$289,533

See accompanying notes.

3.

GENE LOGIC INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$11,547	$5,394	$29,362	$17,512
Expenses:
Research and development	14,521	11,955	45,320	31,049
Selling, general and administrative	4,686	4,731	14,890	12,662
Amortization of goodwill	381	381	1,143	1,143

Total operating expenses	19,588	17,067	61,353	44,854

Loss from operations	(8,041)	(11,673)	(31,991)	(27,342)
Interest Income, net	1,768	3,828	7,332	9,957
Other Income	—	—	83	234
Income Tax Expense	148	—	361	160
Equity in Net Loss of Unconsolidated Investees	817	—	2,267	—

Net loss before cumulative effect of change in accounting principle	(7,238)	(7,845)	(27,204)	(17,311)
Cumulative Effect of Change in Accounting Principle	—	—	—	1,322

Net loss	$(7,238)	$(7,845)	$(27,204)	$(18,633)

Basic and Diluted Net Loss Per Common Share:
Net loss before cumulative effect of change in accounting principle	$(0.27)	$(0.30)	$(1.03)	$(0.69)
Cumulative effect of change in accounting principle	—	—	—	(0.05)

Net loss	$(0.27)	$(0.30)	$(1.03)	$(0.75)

Shares Used in Computing Basic and Diluted Net Loss Per Common Share	26,665	25,798	26,471	24,939

See accompanying notes.

4.

GENE LOGIC INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash Flows From Operating Activities:
Net loss	$(27,204)	$(18,633)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization	8,193	3,948
Amortization of goodwill	1,143	1,143
Amortization of deferred compensation	738	912
Net loss from investment in unconsolidated investees	2,267	—
Loss on disposal of property and equipment	31	52
Other non-cash expenses	127	732
Changes in operating assets and liabilities:
Accounts receivable	(1,546)	541
Inventory	(3,062)	205
Prepaid expenses	(445)	(1,069)
Other current assets	2,745	(1,343)
Other assets	79	—
Accounts payable	3,382	(128)
Litigation settlement payable	(9,000)	—
Accrued expenses	(4,389)	2,362
Deferred revenue	2,187	(1,388)
Other noncurrent liabilities	315	39

Net Cash Flows From Operating Activities	(24,439)	(12,627)

Cash Flows From Investing Activities:
Purchases of property and equipment	(7,636)	(6,340)
Purchases of licenses and patent costs	(887)	(617)
Software and database development costs	(4,541)	(5,216)
Purchase of equity investment	(753)	(8,081)
(Increases) repayments of notes receivables from employees	(27)	663
Proceeds from sale and maturity of marketable securities available-for-sale	—	7,155

Net Cash Flows From Investing Activities	(13,844)	(12,436)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in public offering	—	262,080
Issuance costs of public offering	—	(14,624)
Proceeds from issuance of other common stock	3,829	4,728
Proceeds from exercise of warrant	534	—
Repayments of capital lease obligations and equipment loans	(2,618)	(996)

Net Cash Flows From Financing Activities	1,745	251,188

Net (Decrease) Increase in Cash and Cash Equivalents	(36,538)	226,125
Cash and Cash Equivalents, beginning of period	229,482	5,294

Cash and Cash Equivalents, end of period	$192,944	$231,419

Supplemental Disclosure:
Interest paid	$149	$248

Non-Cash Transactions:
Promissory note received from sale of investment	$2,654	$—

Spin-off of assets to unconsolidated investee	$817	$—

Capital lease termination	$—	$288

See accompanying notes.

5.

GENE LOGIC INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

     The unaudited consolidated financial statements include the accounts of Gene Logic Inc. and its subsidiaries (the “Company”). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2001, consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory consists primarily of Affymetrix, Inc. GeneChip® microarrays, tissue samples and laboratory reagents. All inventory at September 30, 2001 is classified as raw materials.

Change in Accounting Method

     Effective January 1, 2000, the Company changed its method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Prior to 2000, the Company recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement either upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers these nonrefundable up-front payments and recognizes them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the nine months ended September 30, 2000.

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

6.

     The Company will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $1.5 million per year. Prior to June 30, 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. As of September 30, 2001, the Company does not believe the adoption of this standard will have a material effect on the financial position or results of operations of the Company.

Reclassifications

     Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

Note 2.  Long-Term Investments

     During 2000, the Company purchased a 26.7% voting stock interest in Neuralstem, Inc., formerly NeuralStem BioPharmaceuticals, Ltd. (“Neuralstem”), a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, the Company recorded its equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001, following a repurchase of shares by Neuralstem which reduced the Company’s voting stock interest to 14.8%, the Company began accounting for its investment in Neuralstem under the cost method of accounting and the financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. Neuralstem repurchased the shares for approximately $2.7 million, payable pursuant to a promissory note. The Company’s equity share of losses of Neuralstem was $1.5 million for the nine months ended September 30, 2001. The Company’s intercompany sales and expenses with Neuralstem were $0.7 million and $0.8 million, respectively, for the nine months ended September 30, 2001.

Note 3.  Spin-Off of Assets

     During July 2001, the Company completed a spin-off of its patented Flow-thru Chip™ technology into a new company, MetriGenix, Inc. (“MetriGenix”). The Company’s contribution to the new venture consisted mainly of relevant intellectual property and know-how associated with the Flow-thru Chip™ technology. Concurrent with the spin-off, MetriGenix completed a private financing which reduced the Company’s voting ownership interest to 54%. In connection with the financing, the Company provided the new investors, including affiliates of two members of the Board of Directors of the Company, certain veto rights and voting control, made certain representations and warranties to the investors and entered into certain agreements with MetriGenix including a subscription to the GeneExpress Suite and to provide services and subleased space. Accordingly, MetriGenix is no longer being consolidated; instead the Company accounts for its investment in MetriGenix using the equity method. During the three months ended September 30, 2001, the Company recorded its proportionate share of MetriGenix’s operating losses up to the book value of its contribution ($0.8 million). As the Company’s investment in MetriGenix has been reduced to zero as of September 30, 2001 and there is no commitment to provide further funding, the Company does not expect to record any additional share of MetriGenix’s operating losses in its financial statements in the future.

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

7.

     The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenues:

	Major Customers

	A	B	C	D	E	F

For the three months ended:
September 30, 2001	—	—	16%	—	—	—
September 30, 2000	34%	21%	—	—	12%	10%

For the nine months ended:
September 30, 2001	—	11%	11%	—	—	—
September 30, 2000	36%	23%	—	12%	—	—

8.

Item 2.  Management’s Discussions and Analysis of Results of Operations and Financial Condition

     This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We generally use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “management believes,” “we believe,” “we intend” and similar expressions to indicate when we are making forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement. Forward-looking statements include statements about the performance and utility of our products, the timing and availability of products under development, the ability of our customers to develop products identified using our products, the adequacy of capital resources and other expectations, plans, objectives, assumptions or future events. These statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in this Report on Form 10-Q. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in research and product development, our ability to retain existing and obtain additional database customers in a timely manner, risks relating to the development of genomic database products and their use by existing and potential customers and ultimate consumers, our reliance on Affymetrix for GeneChip microarrays and other sole source suppliers, our ability to limit losses and become profitable, our ability to timely supply customers with customized and new products, continued access to necessary human and animal tissue samples, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of the intellectual property rights of others, as well as other risks and uncertainties included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

     In March 1999, following two years during which we developed custom gene expression databases designed for our customers’ internal research and development programs, we began developing the GeneExpress Suite of databases, our large-scale reference database of gene expression information. The GeneExpress Suite of databases contains information from and about a broad range of normal and diseased human tissues, tissues from experimental animals, human and animal cell lines and tissues that have been treated with various drugs. We completed development of the first commercial version of the GeneExpress Suite in November 1999. We currently market the GeneExpress Suite through nonexclusive subscriptions to customers in the pharmaceutical, biotechnology, life sciences and diagnostic industries, and are developing related products to market to the academic and government life science research community. We sold our first subscription to the GeneExpress Suite in December 1999.

     Typically, GeneExpress subscription agreement terms are for three years with annual subscription fees ranging from $1.5 million to $4.0 million, depending upon the level and type of information our customers obtain. Individual DataSuites, or disease-specific subsets from the GeneExpress Suite, are sold for a lesser amount. Customers for our custom discovery gene expression databases can provide us with various combinations of recurring technology and database access fees, research fees, additional payments upon the attainment of research and product development milestones, royalty payments based on sales of any products resulting from their use of our products and nonrefundable up-front payments. In

9.

addition, our business agreements can provide the right for early termination without penalty to the customer.

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

     We have incurred operating losses in each year since our inception. At September 30, 2001, we had accumulated losses of $129.4 million. Our losses have resulted principally from costs incurred in the development of our gene expression databases, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed, Inc. and selling, general and administrative costs associated with our operations. These costs have exceeded our revenues which, to date, have been generated principally from agreements for our custom databases and subscriptions to the GeneExpress Suite of databases. We expect to incur additional operating losses in the future.

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

     Revenues increased $6.2 million or 114% to $11.5 million during the three months ended September 30, 2001 from $5.4 million for the same period in 2000. Revenues increased $11.9 million or 68% to $29.4 million during the nine months ended September 30, 2001 from $17.5 million for the same period in 2000. The increase in revenues resulted primarily from additional customers for the GeneExpress Suite of databases, which was introduced in December of 1999, and the completion of custom database deliverables in 2001. Amounts from UCB Research comprised 16% of revenue for the three months ended September 30, 2001. We expect revenue from UCB Research also to be significant in the fourth quarter of 2001. Amounts from each of Proctor & Gamble and UCB Research accounted for greater than 10% of revenue for the nine months ended September 30, 2001. Amounts from each of American Home Products Corp.’s Wyeth-Ayerst Laboratories, Genaissance, Japan Tobacco and Procter & Gamble accounted for greater than 10% of revenue for the three months ended September 30, 2000. Amounts from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for greater than 10% of revenue for the nine months ended September 30, 2000.

     Research and development expenses increased to $14.5 million and $45.3 million for the three and nine months ended September 30, 2001, respectively, from $12.0 million and $31.0 million for the same periods in 2000. Of the increase in research and development expenses for the three months ended September 30, 2001 and 2000, $1.6 million was due to increased usage of Affymetrix GeneChip microarrays. Of the increase in research and development expenses for the nine months ended September 30, 2001 and 2000, $5.4 million and $3.2 million was due to increased tissue acquisitions and Affymetrix GeneChip microarray usage and research and consulting agreements, respectively. During the three and nine months ended September 30, 2001 and 2000, depreciation and amortization costs increased $1.2

10.

million and $4.2 million, respectively. Of these increases, $0.8 million and $3.1 million was due to amortization expense related to licenses of technology and database development costs for the same periods, respectively. Increased spending for research and development will continue and is necessary to expand and enhance the content and bioinformatic capabilities of the GeneExpress Suite of databases.

     Selling, general and administrative expenses were $4.7 million and $14.9 million for the three and nine months ended September 30, 2001, respectively, as compared to $4.7 million and $12.7 million for the same periods in 2000. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Selling, general and administrative expenses for the three months ended September 30, 2001 were comparable to the expenses in the same period of 2000. Of the increase in selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000, $1.5 million was due to the establishment and further development of our sales and marketing efforts including expenses related to increased personnel. Selling, general and administrative expenses are expected to moderately increase as we expand our product offerings and sales and marketing efforts.

     Amortization of goodwill acquired as a result of the acquisition of Oncormed in September 1998 was $0.4 million and $1.1 million during the three and nine months ended September 30, 2001 and 2000, respectively. Accounting for goodwill will be changed effective January 1, 2002 as a result of our adoption of a new accounting standard for goodwill and other intangible assets. See “New Pronouncements.”

     Net interest income decreased to $1.8 million and $7.3 million for the three and nine months ended September 30, 2001, respectively, from $3.8 million and $10.0 million for the same periods in 2000, primarily due to decreases in the rates of return for our investments in cash and cash equivalents.

     During the nine months ended September 30, 2001, we recognized our share of losses in Neuralstem, Inc., a privately held company in which we initially had a voting stock interest of 26.7%, using the equity method of accounting. Such non-cash losses amounted to $1.5 million for the nine months ended September 30, 2001 and intercompany sales and expenses were $0.7 million and $0.8 million, respectively, for the same period. Effective April 30, 2001, we sold back to Neuralstem a portion of our shares for approximately $2.7 million, payable with a promissory note. As a result of the repurchase, which reduced our voting stock interest to 14.8%, we began accounting for our investment using the cost method of accounting and our financial results do not reflect any additional share of Neuralstem’s losses after April 30, 2001.

     During July 2001, we completed a spin-off of our patented Flow-thru Chip technology into a new company, MetriGenix, Inc. Our contribution to the new venture consisted mainly of relevant intellectual property and know-how associated with the Flow-thru Chip technology. Concurrent with the spin-off, MetriGenix completed a private financing which reduced our voting ownership interest to 54%. In connection with the financing, we provided the new investors, including affiliates of two members of our Board of Directors, certain veto rights and voting control, made certain representations and warranties to the investors and entered into certain agreements with MetriGenix including a subscription to the GeneExpress Suite and to provide services and subleased space. Accordingly, MetriGenix is no longer being consolidated; instead we account for our investment in MetriGenix using the equity method. During the three months ended September 30, 2001, we recorded our proportionate share of MetriGenix’s operating losses up to the book value of our contribution ($0.8 million). As our investment in MetriGenix has been reduced to zero as of September 30, 2001 and there is no commitment to provide further funding, we do not expect to record any additional share of MetriGenix’s operating losses in our financial statements in the future.

     During the nine months ended September 30, 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of SAB 101.

Liquidity and Capital Resources

     From inception through September 30, 2001, we have financed our operations through the sale of equity securities and payments from customers. In February 2000, we completed a public offering of 4,680,000 shares of our common stock, generating net proceeds of approximately $247.5 million. As of September 30, 2001, we had approximately $192.9 million in cash and marketable securities, compared to $229.5 million as of December 31, 2000.

     Net cash used in operating activities was $24.4 million for the nine months ended September

11.

30, 2001 compared to $12.6 million during the same period in 2000. The net decrease in operating working capital for the nine months ended September 30, 2001 as compared to the same period in 2000 was primarily due to the timing of payments for the Company’s obligations, including the payment to Incyte Genomics, Inc. of $9.0 million in connection with the settlement of litigation.

     During the nine months ended September 30, 2001 and 2000, our investing activities, other than sales and maturities of available-for-sale securities, consisted primarily of capital expenditures, software and database development costs and an $8.1 million equity investment in Neuralstem in 2000. Capital expenditures for the nine months ended September 30, 2001 amounted to $7.6 million and were primarily due to tenant improvements related to our new production facility, which was completed in March 2001. Capital expenditures for the nine months ended September 30, 2000 amounted to $6.3 million and were largely due to purchases of laboratory and computer equipment needed to expand the content of the GeneExpress Suite of databases. We expect laboratory and computer equipment purchases to continue as we expand the content of, and the products derived from, the GeneExpress Suite of databases.

     We have capitalized software costs of $4.5 million and $3.1 million for the nine months ended September 30, 2001 and 2000, respectively. These costs relate to ongoing efforts to enhance the GeneExpress Software System, the software platform of the GeneExpress Suite of databases. During the nine months ended September 30, 2000, we capitalized $2.2 million of database development costs related to the update of data in the GeneExpress Suite as a result of Affymetrix’s release of their HU-95 Human Genome GeneChip set. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Software development and database development costs are expected to continue as a result of ongoing efforts to further enhance the GeneExpress Suite of databases and its related products.

     Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our public offering in February 2000, the exercise of stock options and the exercise of a warrant in February 2001. During the three months ended September 30, 2001, we repaid an equipment loan in full totaling approximately $1.9 million due to the cost of such capital and the prevailing interest rates in the market.

     In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplies its GeneChip microarrays to us for the development of gene expression databases. Under the terms of the agreement, we pay Affymetrix subscription fees for access to the microarrays, purchase the microarrays and related instrumentation and software, and will pay royalties to Affymetrix on revenues generated from certain database subscription fees. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

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

Change in Accounting Principle

     Effective January 1, 2000, we changed our method of accounting for revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Prior to 2000, we

12.

recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement either upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, we now defer these nonrefundable up-front payments and recognize them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the nine months ended September 30, 2000.

New Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, which we will be required to adopt on January 1, 2002. Under the new standards, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their expected useful lives.

     We will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of $1.5 million per year. Prior to June 30, 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002. As of September 30, 2001, we do not believe the adoption of this standard will have a material effect on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2001, we had cash and cash equivalents of approximately $192.9 million. Cash and cash equivalents consisted of money market accounts, investment-grade commercial paper and government agency notes. Based on the cash balance at September 30, 2001, a 100 basis point adverse movement in interest rates would result in an increase in net loss for the three and nine months ended September 30, 2001 by approximately $0.5 million and $1.4 million, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

PART II                      OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K

A)	Exhibits:

*10.73 Agreements between certain named executive officers, the Registrant and MetriGenix, Inc. with respect to the purchase of restricted stock of MetriGenix, Inc.

B)	Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended September 30, 2001.

* Indicates management compensatory plan, contract or arrangement.

13.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: November 14, 2001	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

14.