Form 10-K405
period 2001-12-31
GENE LOGIC INC
filed 2002-03-28
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 1, 2002 was approximately $372,142,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 26,870,709 as of March 1, 2002.

Documents Incorporated By Reference

     The Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders to be held on June 6, 2002 is incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

*	Excludes 4,343,948 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 1, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

ITEM 1: BUSINESS

     Certain statements in this discussion are considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our “expectations,” “beliefs,” “goals,” “hopes,” “strategies,” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

     Unless the context requires otherwise, references in the following Annual Report on Form 10-K to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc.

     GeneExpress® is a registered trademark of Gene Logic. BioExpressTM, ToxExpressTM and Genesis: The Enterprise SystemTM (“Genesis” or “Genesis Enterprise System”) are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc. Flow-thru ChipTM is a trademark of MetriGenix, Inc. GencartaTM is a trademark of Compugen, Ltd.

Overview

     We are a leading provider of integrated genomics-based information products, services and bioinformatics related to gene activity in human disease and toxicity that enable global pharmaceutical and biotechnology companies to optimize the time, risk and cost of drug discovery and development.

     We were incorporated in Delaware in September 1994, and commenced operations in 1996. We initiated our first commercial collaboration in 1997 and engaged in custom target discovery research programs with a variety of pharmaceutical companies. The skills and competencies acquired in conducting such collaborations became the foundation for the commercial launch of our genomics-based information product, GeneExpress, in late 1999.

     GeneExpress is equal parts biocontent and bioinformatics. It comprises what we believe to be the world’s most comprehensive survey of gene expression in human and animal tissues related to disease and drug toxicity. Gene expression is the degree to which genes in a cell are switched on or off. GeneExpress consists of three primary products: i) BioExpress, which is a broad and in-depth survey of gene expression in a wide range of normal and diseased human tissues, tissues from experimental animals and human and animal cell lines; ii) ToxExpress, which is a collection of predictive models based on gene expression profiles and predictive modeling capabilities derived from tissues and cell lines treated with drugs and other compounds associated with known classes of toxicity; and iii) Genesis Enterprise System, which is a proprietary bioinformatics system that allows customers to combine and analyze detailed clinical histories and full genomic information. The full range of GeneExpress products allows for detailed examination of the interrelationships between the human genome, disease processes and mechanisms of toxicity.

     Our GeneExpress and its line of products and related services can be used for a variety of applications. In basic research, GeneExpress can enable the discovery and prioritization of gene targets. GeneExpress can also enable the prioritization of compounds based on their potential for human toxicity. In clinical development, GeneExpress can be used to highlight which categories of patients might be best suited for new and existing therapies. We plan to enrich the genomic content of GeneExpress through continued expansion of the tissue samples representing a broad and in-depth survey of human biology, as well as possible future usage of the tissue samples using proteomic and other emerging analytical technologies. We also plan to add to GeneExpress’ functionality through continued upgrades to and development of proprietary software tools for analysis and integration of third-party software and content.

     We collect tissues and cells as part of our Biorepository through a global network of clinical sites. We generate gene expression information from these tissues and cells using the latest GeneChip microarray technology manufactured by Affymetrix. At year-end 2001, GeneExpress contained gene expression profiles on nearly 12,000 tissue samples. By year-end 2003, we expect to have complete gene expression profiles from over 30,000 tissue samples, over half of which will be tissues from a wide range of human organs, each with comprehensive clinical information, representing a broad and in-depth survey of human gene expression across most major disease and/or toxic indication.

     Our research and development activities primarily relate to efforts to expand the content and bioinformatics capabilities of our genomic information products. Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $59.0 million, $44.0 million and $29.6 million, respectively.

     Our strategy is to market and sell our GeneExpress product line to global pharmaceutical and biotechnology companies, and to expand our market opportunities with academic research centers, contract research organizations, diagnostics manufacturers and other life sciences organizations. Our goal is to provide genomic information products and services that address the need for improved efficiency in life science research, drug discovery and drug development.

     We provide our pharmaceutical and biotechnology customers access to our GeneExpress information products and services primarily through annual subscription agreements. Typically, our customers enter into multi-year agreements to obtain non-exclusive access to GeneExpress. These agreements often require us to provide specific content updates, consisting of clinical and related gene expression data from samples representing specific normal and diseased states. During 2001, our revenue consisted primarily of these database subscription fees. We also received revenue for the licensing of certain other GeneExpress products, as well as software and related professional services.

GeneExpress

     GeneExpress is constructed of three interrelated databases: i) the biological descriptions of the tissue samples and the associated clinical data (see “Core Competencies—Biorepository”); ii) the quantitative measurements of gene expression from the analysis of tissue samples using leading microarray technology (see “Core Competencies—Genomic Data Production”); and iii) the Gene Index, a collection of publicly available annotation information for genes represented on the latest GeneChip microarray from Affymetrix, created through links to over 15 regularly updated public genome databases (see “Core Competencies—Software and Database Management”). The three databases can be manipulated using sophisticated proprietary software, GeneExpress Software System, which is included as part of a GeneExpress product subscription and is used to manage these extensive clinical records and gene expression values.

GeneExpress Product Line

     We currently offer a growing line of GeneExpress information products and services, which are sold to leading pharmaceutical and biotechnology companies engaged in genomics-based drug discovery and development. Our GeneExpress product line consists of three primary products: i) BioExpress, from which are derived DataSuites, CustomSuites, and GeneExpress Reports; ii) ToxExpress; and iii) Genesis Enterprise System. Current pricing over a three-year term agreement for full access to GeneExpress ranges between $13 and $16 million, depending upon a variety of factors, including timing and scope of installation.

     Leveraging our strengths in the field of genomic information products, we recently announced the launch of a new product, GeneExpress Gencarta, which will integrate a customized version of primarily human annotated genomic information from Compugen’s Gencarta database with the gene expression information in GeneExpress. This product will be available as an add-on component to any GeneExpress customer, and anticipated pricing over a three-year term agreement for access to GeneExpress Gencarta is expected to range between $0.75 and $1.0 million, depending upon a variety of factors, including timing and scope of installation.

BioExpress

     BioExpress is the largest information subset within GeneExpress, and comprises a broad gene expression survey of normal and diseased human tissues and a limited number of studies of pharmaceutically relevant disease models. BioExpress presently covers more than 400 clinical indications. The primary areas of focus include extensive disease-staged tissue samples representing oncology, cardiovascular, central nervous system and inflammatory diseases, and developmental biology, as well as normal samples. BioExpress provides researchers with gene expression information to study normal physiology, elucidate the mechanisms of disease, identify disease-associated pathways and select and prioritize potential drug targets. Customers use BioExpress to identify and prioritize novel disease-associated gene targets. Current pricing over a three-year term agreement for access to BioExpress ranges between $9 and $13 million, depending upon a variety of factors, including timing and scope of installation.

DataSuites

     DataSuites are disease/indication-specific subsets derived from BioExpress, which provides comprehensive gene expression, genetic and clinical information from a focused range of normal and diseased tissue samples. Current DataSuites that are commercially available include the GeneExpress Oncology DataSuite, the GeneExpress Human Atlas DataSuite, the GeneExpress Cardiovascular DataSuite, and the GeneExpress Central Nervous System DataSuite. We continue to assess opportunities to launch additional DataSuite products as we progress with our disease-focused content strategy, which is based on indications of significant market interest. Current pricing over a three-year term agreement for access to the available DataSuites ranges between $2.5 and $4.5 million, depending upon a variety of factors, including timing and scope of installation.

CustomSuites

     CustomSuites, which combine proprietary information from BioExpress and customers’ proprietary information generated either in-house or by us, are customized DataSuites tailored to the specific research interests of our customers who wish to define their own content. In certain instances, we process our customers’ proprietary samples and integrate that data into additional customized products. Current pricing over a three-year term agreement for access to a CustomSuite product ranges between $2.5 and $6.5 million, depending upon a variety of factors, including timing and scope of installation.

GeneExpress Reports

     GeneExpress Reports consist of standardized single-gene information analyses based on gene expression information in BioExpress. Current pricing for access to GeneExpress Reports is on a pay-per-view basis, and ranges between $25,000 and $0.3 million, depending on the number of genes and tissue samples surveyed.

ToxExpress

     ToxExpress is comprised of gene expression profiles of tissues and cells treated with drugs and other compounds associated with known classes of toxicity that affect specific organs. These toxicity profiles are based on focused toxicology surveys, which include time-course, dose and other study information derived primarily from rat liver tissue following in vivo treatment with marketed pharmaceuticals known to be toxic. Additional toxicology studies have been initiated based on other organ models and cell types, including kidney, heart and bone marrow. The resulting toxicology profile information is correlated with studies on primary human and rat cells to establish in vitro models of human toxicity. These toxicity profiles and the resulting predictive modeling capabilities can be used as references against which the gene expression profiles induced by new drug leads can be compared in order to assess their toxic potentials. Detection of potential toxicity early in the drug discovery and development process allows drug developers to reject compounds having unacceptable toxicity profiles before incurring the substantial expenses of traditional animal toxicology studies and clinical trial failures. We have also seen cases that indicate gene expression profiles using animal models may predict human toxicity where traditional animal toxicity screening failed to reveal such effects. Customers use ToxExpress and its predictive models as a primary tool to assess potential single- or multi-organ toxicity of proprietary lead compounds using gene expression information. Current pricing over a three-year term agreement for access to ToxExpress ranges between $4.5 and $7.5 million, depending upon a variety of factors, including timing and scope of installation.

Genesis Enterprise System and Associated Professional Services

     Based on our experience in database integration, we developed the Genesis Enterprise System, a collection of software and professional services. This software system is designed to enable customers to manage their own in-house, proprietary gene expression and sample information in a manner similar to that used to manage the genomic and clinical information in GeneExpress. Genesis is “content-ready,” stand-alone software and a complete enterprise-wide integration solution. We offer customers integration services in conjunction with the Genesis, to assist customers with more complex implementations. Current pricing for a license to Genesis and access to its associated professional services could range between $0.3 to over $1 million, depending upon which elements of the system and services are purchased.

Other Products and Services

     As a leading provider of genomic information, from time to time we provide certain customers customized products based on proprietary genomic services. In the past, we have developed custom gene expression databases, under research collaboration agreements, tailored to customers’ specific research interests and based on the analysis of proprietary samples provided to us by these customers. Pricing for such projects have been determined on a case-by-case basis, and typically include annual access fees, research support and milestone payments.

     Going forward, we do not expect to emphasize these types of projects, as they are not part of our core genomic information products focus.

Customers

     As of March 18, 2002, we have announced agreements to sell our genomics information products and services to the following customers:

	Bio-	Tox-		Custom-		GeneExpress	Other Products &
Customer	Express	Express	DataSuite	Suite	Genesis	Reports	Services

Artesian Therapeutics			X
AstraZeneca(1)	X	X
Athersys						X
Avalon(1)	X	X
Aventis				X
Biogen				X
Boehringer Ingelheim(1)	X	X
Daiichi	X
DGI						X
Genaissance(1)	X	X
Genentech	X
GlaxoSmithKline	X				X
IDEC			X
Japan Tobacco(2)							X
LG Chemical			X				X
Morphochem			X			X	X
Neuralstem(1)	X	X
NV Organon		X	X				X
Pfizer		X			X		X
Procter & Gamble(2), (3)				X			X
Proteologics						X
Psychiatric Genomics			X
PsychoGenics				X
Sankyo(1)	X	X
Sumitomo(1)	X	X
UCB(3)	X			X	X		X
Vertex(2)						X
Wyeth(1)	X	X
ZYCOS						X
Unnamed biopharma(2)						X

(1)	Subscribes to a full GeneExpress product.
(2)	Not expected to generate future revenue.
(3)	Represented 10% or more of revenue in 2001.

Core Competencies

     The construction of our GeneExpress line of products and services is based on specific core competencies. These competencies include: i) the Biorepository—the acquisition and proper handling of human and animal tissue samples and associated clinical information used for genomic analysis; ii) genomic data production—the analysis of each sample using leading microarray technologies on an industrial scale; iii) software and database development—the sophisticated bioinformatics interface and data management backbone for analysis, visualization and management of the resulting genomic information; and iv) marketing, sales and customer support.

Biorepository

     We have spent the last four years methodically building what we believe to be one of the world’s most comprehensive collection of diseased and normal surgical tissue samples, obtained through a network of contracted collaborations with U.S. and European institutions and clinical centers. These samples span more than 400 separate clinical disease indications with focused collection programs in the critical areas of oncology, cardiovascular, central nervous system and inflammatory diseases and developmental biology. Each tissue sample is acquired under an Institutional Review Board-approved protocol designed to ensure patient confidentiality and full clinical record disclosure. The Biorepository collection process is managed by our senior scientific directors, who work closely with our customers to create a prioritized plan for acquiring and processing relevant normal and diseased tissue samples.

     The foundation of our Biorepository is the network of clinical centers, teaching hospitals, academic medical centers, and commercial providers from which we get the tissue samples. Each clinical center has typically required up to one year to establish a steady inflow of tissue samples and clinical data records that meet our stringent quality specifications. In general, we provide each institution and its researchers with a combination of funding for training, research, and infrastructure, as well as access to the data specific to their samples. This blend of compensation and limited access to the sample data has proven to be both a unique and substantial motivator for our clinical centers to provide us with samples that meet our rigorous quality requirements. We will pursue additional relationships with clinical centers worldwide as we continue to populate GeneExpress with gene expression information from tissue samples representing disease indications that meet the research demands of our pharmaceutical and biotechnology customers.

     At each center within our network, we have established Institutional Review Board-approved protocols, including patient informed consents, to ensure proper acquisition of the tissues and relevant clinical information. Tissues are obtained according to specific handling protocols that preserve their quality. The samples are shipped to our headquarters together with pathology data extracted from patient records. To obtain normal and treated experimental animal tissues, we have contracted with a clinical research organization that specializes in this area. At our facilities, samples undergo rigorous quality control and examination by board-certified pathologists. The process includes taking photomicrographs of histologically stained thin sections prepared from each sample, which can be viewed using GeneExpress.

     At December 31, 2001, the Biorepository included nearly 12,000 samples fully incorporated into the content of GeneExpress, as well as an additional several thousand samples in inventory and not yet processed. We anticipate doubling the number of samples in GeneExpress by year-end 2002.

Genomic Data Production

     We measure gene expression levels in each human and animal tissue sample from the Biorepository using the latest GeneChip microarray technology from Affymetrix. Our genomic data production is an industrial scale application of Affymetrix’s technology and all related reagents, instrumentation and software. Production activities take place in a newly opened, 57,000 square foot facility, of which we currently occupy 33,000 square feet. A substantial portion of our production environment is dependent on the use of Affymetrix products, instrumentation and software and related reagents. We recently negotiated a new agreement with Affymetrix to obtain GeneChip microarrays and instrumentation and software, for our use in generating gene expression information, on a nonexclusive basis, with volume discounted prices, quality specifications and terms relating to the timing of deliveries. We agreed to purchase a minimum of $15.1 million in products and services from Affymetrix in 2002. We also agreed to pay Affymetrix a royalty in future years upon meeting certain GeneExpress subscription revenue thresholds. This latest agreement will expire January 1, 2004, but may be extended up to two additional years. If Affymetrix licenses their microarray technology to others, including our competitors, for similar uses, our business may suffer. The agreement limits us from buying microarrays from third parties if Affymetrix provides reasonable evidence that those third party microarrays materially infringe Affymetrix’s intellectual property rights.

     Our genomic data production process entails high-throughput analysis of human tissue samples and cell lines to identify each sample’s individual gene expression profile. The expression levels of the genes in each sample are measured using the latest GeneChip microarrays from Affymetrix. Labeled cRNA sequences from a tissue sample bind to complementary DNA sequences on the GeneChip microarray and are detected using a fluorescent stain. The positions of the fluorescent spots on the chip are detected and then identified as to which genes were expressed in the sample. The intensity of the fluorescent spot represents a precise, quantitative measure of the level of gene expression. Each measure is permanently stored and can be compared across every other sample that has been analyzed in a similar manner within GeneExpress.

     Once each sample has been analyzed, any remaining residual sample, or biomolecule, is stored for possible reuse. For example, we are using stored residual material to upgrade the content of BioExpress utilizing the most recent GeneChip microarrays from Affymetrix. We anticipate completion of this upgrade by mid-year 2002.

Software and Database Management

     We possess extensive software development expertise and experience in data management and analysis of high volumes of heterogeneous genomic data. The data production process generates very large amounts of gene expression data, including comprehensive sample data and gene annotations, which must be managed efficiently and integrated with data from customers’ in-house research efforts, as well as a growing number of public domain genomic and medical database sources. These various databases often have different, incompatible structures. Our proprietary data management and analysis software is designed to manage, integrate, explore and query such disparate data sets as if they were part of a single database.

     The bioinformatics structure of GeneExpress is a highly sophisticated system architecture based on an enterprise-wide information warehouse. This warehouse is comprised of three interrelated databases: i) the biological descriptions of the tissue samples and the associated clinical data; ii) quantitative measurements of gene expression in the samples; and iii) the Gene Index. These three interrelated databases are hosted on the latest Oracle server technology. Running on top of the information warehouse, through a structure known as the “analysis engine,” is a layer of software analysis tools.

     Our GeneExpress information products are delivered to customers on turnkey servers with client software available for rapid installation on local client desktops. These servers may reside at customer sites or can be accessed remotely via a secure virtual private network from our main computer facility. We have also developed high performance GeneExpress data cloning tools to support the regular content updates and periodic software upgrades for each of our customers.

     Data mining within GeneExpress is performed using a proprietary high-performance analysis engine. This engine provides rapid access to gene expression information organized as a collection of two dimensional main-memory matrices. Various matrices cover different types of gene expression and other genomic information, where these data are classified by species, GeneChip version, or methods used to generate raw gene expression data. Since these individual methods of data generation are generally imprecise, we have developed an infrastructure that can support multiple methods to ensure cross-method validation, as well as refined analysis results. Exploration and analysis of GeneExpress content is carried out by our GeneExpress Explorer client-user interface. We developed our proprietary GeneExpress Software System using the Java programming environment and a CORBA mechanism for communication in a three-tier architecture, which comprises a database server, analysis engine and query processor middle-ware and user interface client.

     We periodically update our GeneExpress Software System to improve its performance, analytical power and usability. We continue to conduct research and development on refining the software to allow the integration and cross analysis of additional types of genomic data, including sequence, proteomic and other complementary genomic data sets.

Sales, Marketing and Customer Support

     We are currently marketing and selling GeneExpress products and services directly to our pharmaceutical and biotechnology customers in North America, Western Europe, and portions of Asia. We will continue to seek opportunities to sell complementary, third-party products and technologies through distribution agreements, for use in downstream applications. Moreover, we plan to market our genomic information products and services to diagnostic companies, contract research organizations, and academic and governmental research groups.

We generally market our genomic information products and services directly. However, in September 2000, we entered into a nonexclusive distribution agreement with Amersham Biosciences K.K. (“ABKK”) (formerly Amersham Pharmacia Biotech K.K.) to sell and market, our GeneExpress line of products and services in Japan. Under this agreement, ABKK receives a percentage of revenue that results from sales in Japan.

MetriGenix

     In July 2001, we completed the transfer of our patented Flow-thru Chip technology into a subsidiary, MetriGenix, which is focused on further developing and commercializing the technology in the form of a multigene screening tool for pharmaceutical, biotechnology and other life science customers. We contributed to MetriGenix relevant intellectual property associated with the Flow-thru Chip and we transferred certain employees, in exchange for 54% of the then outstanding voting stock, represented by Class A Common Stock. A group of investors paid $15 million in cash in exchange for the then remaining voting stock, represented by Series A Preferred Stock. We and the investors entered into a stockholders’ agreement, which contains certain restrictions on transfer of MetriGenix stock and provisions regarding certain matters of corporate governance. We sublease space to MetriGenix and provide various administrative, marketing and other services for monthly fees, which are intended to reimburse us for our costs, and we have entered into a GeneExpress subscription with MetriGenix, for which we recorded no revenue in 2001.

Competition

     Competition among entities working in and generating products derived from genomic information is intense. A number of companies, institutions and government-financed entities are engaged in gene sequencing, gene discovery, gene expression analysis, toxicogenomics, proteomics and other genomic services. Many of these companies, institutions and entities have greater financial and human resources than we do. In addition, we are aware that certain entities are using, or have announced their intention to use, a variety of analysis methodologies, including the use of microarrays, to develop and market to pharmaceutical and biotechnology companies databases containing gene sequence, gene expression, genetic variation or other genomic information. We expect that additional competitors may attempt to establish databases containing these types of genomic information in the future.

     We are aware that a number of companies and institutions are pursuing efforts to amass repositories of human clinical samples, cell lines, and animal models. We face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in building our genomic information products.

     Extensive research efforts and rapid technological progress characterize the current genomics industry. New developments are expected to continue and discoveries by others could render our genomic information products and services noncompetitive. In addition, significant levels of research in drug discovery and development occur in universities and other non-profit research institutions. These entities have become increasingly active in seeking patent protection and licensing revenue for their research results. These entities also compete with us in recruiting talented scientists, software developers, bioinformaticists and others with key managerial experience.

     We believe there are no genomic information products comparable to GeneExpress, in terms of the scope and scale of human biology covered. However, there are a wide variety of tools and technologies available for drug discovery and development research. We compete for general research dollars with the companies that provide these tools and technologies.

     Future competition will come from existing competitors, as well as other entities seeking to develop new technologies for drug discovery and development based on genomics, proteomics, bioinformatics and other related technologies. Certain pharmaceutical and biotechnology companies have significant need for genomic information and may choose to develop or acquire competing technologies to meet their needs. Our agreement with Affymetrix provides us with nonexclusive access to GeneChip microarrays for use in building GeneExpress. Our competitors could obtain licenses to use GeneChip technology or other technologies to develop their own genomic information products for internal use or may use such technologies to develop competitive products and services.

     Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. Our future success will depend in large part on maintaining a competitive technological advantage in terms of using the latest, and most widely accepted genomic technologies. Rapid technological development may result in products or technologies becoming obsolete before the expenses incurred in their development can be recovered. Our products could be made obsolete by less expensive or more effective drug discovery and development technologies and products, including technologies unrelated to genomics.

Intellectual Property

     We seek United States and international patent protection for major components of our technology platform, including elements of our genomics and bioinformatics technologies. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success is dependent in part on our ability to continue to obtain commercially valuable patent claims and to protect our patents, trade secrets, trademarks and other intellectual property.

     As of December 31, 2001, we had exclusive rights to 40 issued patents, 20 of which are United States patents, and 164 patent applications, 108 of which are United States patent applications or United States provisional patent applications, relating to our technologies. We have exclusive rights to United States patents covering key aspects of gene expression analysis.

     The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including our own patent position, are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

•	the pending patent applications that we own or to which we have exclusive rights may not result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be successful in developing additional proprietary technologies that are patentable;

•	patents licensed or issued to us or our customers may not provide a basis for commercially viable products or provide us with any competitive advantages, and they may be challenged by third parties; and

•	others may have patents that relate to our technology or business, which we might infringe and be unable to license on appropriate terms.

     In addition, patent law relating to the scope of claims in the technology fields in which we operate is still evolving. For example, the U.S. Patent and Trademark Office has issued guidelines relating to the patentability of inventions, including biotechnology inventions, that have not been conclusively evaluated by the courts and that might limit the scope of available patent protection. The degree of future protection for our proprietary rights, therefore, is uncertain. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

     We are aware of a number of United States patents and patent applications and related foreign patents and patent applications owned by third parties relating to the analysis of gene expression or the manufacture or use of DNA microarrays. These other technologies may provide third parties with competitive advantages over us and may hurt our business. In addition, some third party patent applications contain broad claims, and it is not possible to determine whether or not such claims will be narrowed during prosecution and/or will be allowed and issued as patents, even if such claims appear to cover prior art or have other defects. An owner or licensee of a patent in the field may threaten or file an infringement action and we may or may not prevail in any such action. The cost of defending an infringement action may be substantial, which could significantly increase our expenses and increase our losses. Furthermore, required licenses may not be made available on commercially viable terms, if at all. Failure to obtain any required license could prevent us from utilizing or commercializing one or more of our genomic information products.

     We have applied, and intend to file additional applications, for patent protection for methods relating to gene expression, for the disease-specific and toxin-induced patterns of gene expression that we identify and for the individual disease genes and targets we discover. Such patents may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified through our discovery programs, as well as to related business methods, databases and software tools. However, we may not be able to obtain commercially meaningful patent protection for our discoveries; even if patents are issued, the scope of the coverage or protection they would afford is uncertain. Failure to secure such meaningful patent protection would endanger our competitive position.

     Several commercial and academic entities are attempting to identify and patent gene fragments and full-length genes, the functions of which have not been characterized, as well as fully characterized genes. There is substantial uncertainty regarding possible patent protection for gene fragments or genes without a well-characterized biological function or correlation with specific diseases. To the extent any patents issue to other parties on such partial or full-length genes, the risk increases that our potential products and processes and those of our customers may give rise to claims of patent infringement. The public availability of partial or full sequence information or the existence of patent applications related thereto, even if not accompanied by relevant function or disease association, prior to the time we apply for patent protection on a corresponding gene could hinder our ability to obtain patent protection with respect to such gene or to the related expression patterns or its use in associated microarray technologies. Furthermore, others may have filed, and in the future are likely to file, patent applications covering genes, gene products or expression profiles that are similar, or identical to, any for which we may seek patent protection. These patent applications may have priority over patent applications filed by us. Any legal action against us or our customers claiming damages and seeking to enjoin our commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us and our customers to obtain a license in order to continue to manufacture or market the affected products and processes. Neither we nor our customers may prevail in any such action and any license required under any patent may not be available on commercially acceptable terms, if at all. There is significant litigation in the pharmaceutical and biotechnology industries regarding patent and other intellectual property rights. If we become involved in such litigation, it could consume a substantial portion of our managerial and financial resources and negatively impact our financial results.

     The term of United States patents filed on or after June 8, 1995 commences on the date of issuance and terminates 20 years from the earliest effective filing date of the application. For United States patents filed before that date, the term is 17 years from the date of issuance. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a term that begins at the effective date of filing may result in a shorter period of patent protection, which may harm our competitive position, notwithstanding the possibility of term extension in certain circumstances.

     With respect to proprietary know-how that is not patentable and for products and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our genomic information products involve proprietary know-how, technology or data that are not covered by patents or patent applications. In addition, we have developed a proprietary index of gene and gene fragment sequences which we update on an ongoing basis. Some of these data will be the subject of patent applications, whereas other data will be maintained as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of arrangements with our customers that require the sharing of data, our policy is to make available to our customers only such data as is relevant to our agreements with such customers, under controlled circumstances, only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customers. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may cause our business, financial condition and results of operations to be harmed.

     We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us to maintain such rights could harm our business.

Government Regulation

Regulation of Use of Human Tissue

     Our access to and use of human or other tissue samples in the expansion of our GeneExpress products and services may become subject to government regulation, both in the United States and abroad. U.S. and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. The United States Food and Drug Administration (FDA) has issued final and proposed regulations governing human cellular and tissue-based products. None of these regulations are currently effective, and it is uncertain whether or how they will impact our operations. If our access to or use of human tissue samples, or our customers’ use of data derived from such samples is restricted, our business will suffer.

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

Human Resources

     As of March 1, 2002, Gene Logic employed 272 individuals full-time, of whom 71 were engaged in genomic data production, 37 were engaged in content development, 88 were engaged in software and database development, 38 were engaged in marketing, sales, deployment and customer support, and 38 were engaged in finance, general administration and computer information systems. Of our employees, 77 have doctoral degrees and 72 hold other advanced degrees. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, computer software or electronics companies. None of our employees is covered by collective bargaining agreements, and management considers relations with its employees to be good.

Executive Officers

     The names and ages of all executive officers as of March 1, 2002 and their respective positions and offices with us are set forth below.

Name	Age	Position

Mark D. Gessler	40	Chairman, Chief Executive Officer and President
Philip L. Rohrer, Jr.	45	Chief Financial Officer
Y. Douglas Dolginow, M.D.	47	Senior Vice President, Pharmacogenomics
Victor M. Markowitz, D.Sc	48	Senior Vice President and Chief Information Officer
David S. Murray	55	Senior Vice President, Marketing and Sales

     Mark D. Gessler has served as our Chairman of the Board of Directors since April 2001, as our Chief Executive Officer since June 2000 and as our President since January 1999. Mr. Gessler served as our Chief Operating Officer from January 1999 until June 2000. From prior to March 1997 to October 1999, Mr. Gessler served as our Chief Financial Officer. From prior to March 1997 to January 1999, Mr. Gessler served as our Senior Vice President, Corporate Development. Mr. Gessler holds an MBA from the University of Tennessee.

     Philip L. Rohrer, Jr. has served as our Chief Financial Officer since October 1999. Since prior to March 1997 until August 1999, Mr. Rohrer served as Chief Financial Officer of BioWhittaker Inc., a biotechnology supply company. Prior thereto, he held other operations positions with that company. Mr. Rohrer holds an A.B. in biology from Hood College and an M.S.M. from Frostburg State University.

     Y. Douglas Dolginow, M.D. has served as our Senior Vice President, Pharmacogenomics since September 1998. Prior to September 1998, Dr. Dolginow served as President, Chief Operating Officer and as a director of Oncormed, Inc., a gene therapy biotechnology company. Prior thereto, Dr. Dolginow served as medical director for several clinical laboratories, and since prior to March 1997, he has been an active member of the Clinical Faculty at the University of California, San Francisco. Dr. Dolginow received a M.D. from the University of Kansas.

     Victor M. Markowitz, D.Sc. has served as our Senior Vice President and Chief Information Officer since March 2000. He was Senior Vice President, Data Management Systems from September 1998 to March 2000 and Vice President, Data Management Systems from September 1997 to September 1998. Prior thereto, Dr. Markowitz was a staff scientist at Lawrence Berkeley National Laboratory and project leader in the laboratory’s Data Management Research and Development Group. Dr. Markowitz received his M.Sc. and D.Sc. degrees in computer science from Technion, the Israel Institute of Technology.

     David S. Murray has served as our Senior Vice President, Marketing and Sales, since January 2000. From prior to March 1997 to January 2000, Mr. Murray held various positions with Dun & Bradstreet Corporation, a business information provider, including Executive Vice President, U.S. Prior thereto, Mr. Murray served in various executive capacities in the worldwide operations for that company.

Risk Factors

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of section 21E of the Securities and Exchange Commission Act of 1934, as amended. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties. Certain risks, including but not limited to, the following could seriously harm the Company’s business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of the Company’s common stock and the reader should carefully consider the risks described below before making an investment decision. The risks described below, however, are not the only ones that the Company faces. The reader should also refer to the other information set forth in this Annual Report on Form 10-K, including the Company’s financial statements and the related notes, and to information presented elsewhere by management.

To Generate Significant Revenue, We Must Retain Existing and Obtain Additional Customers to Our GeneExpress Products and Services.

     Our strategy depends on entering into additional agreements to provide genomic information products and services to pharmaceutical, biotechnology and other companies, including our existing customers. Each of the agreements that we have with our customers is for a specific term, and some of these agreements are terminable without penalty by our customers prior to expiration. If any agreements are terminated or expire and are not renewed or existing customers fail to buy additional products, or if we fail to enter into agreements with new customers, our business could suffer.

Our Sales Cycle Is Lengthy and We May Spend Considerable Resources on Unsuccessful Sales Efforts or May Not Be Able to Complete Deals on the Schedule We Anticipate.

     Our ability to obtain new customers, retain existing customers through subscription and/or license renewal, and sell additional products to existing customers depends upon our current and potential customers’ belief that our products can help accelerate their drug discovery and development efforts. Our sales cycle is typically lengthy because we need to educate our existing and potential customers and sell the benefits of our products to a variety of constituencies within such companies. In addition, each agreement involves the negotiation of unique terms. We may expend substantial effort with no assurance that an agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our sales efforts. Similarly, aggregate budgetary resources, as well as budgetary timing cycles, of pharmaceutical and biotechnology companies can also affect the timing and progress of our sales efforts.

Our Genomic Information Products and Services Are New and As Yet Unproven.

     Our genomic information products and services involve new and unproven approaches. They are based on the assumption that information about gene expression and gene sequences may help scientists better understand complex disease processes and drug toxicity. There is limited understanding of the roles of genes in human biology and pathology. Few therapeutic products based on gene discoveries have been developed and commercialized. Our information products may not enable our customers to identify drug targets and drug leads. Even if they are successful in identifying drug targets and drug leads based on their discoveries made using our genomic information products, our customers may not be able to discover or develop commercially viable products. We are not aware if any of our customers have developed or commercialized any therapeutic or diagnostic products based on our information products. If our pharmaceutical and biotechnology customers fail to find genomic information useful, our current and potential customers may lose confidence in our Company and our business may suffer as a result.

We Rely on GeneChip Microarrays Supplied by Affymetrix to Build Our GeneExpress Line of Genomic Information Products.

     Our ability to continue to build and update our GeneExpress line of products will depend in part on the ability of Affymetrix to supply adequate quantities of high quality GeneChip microarrays, which are widely accepted as the state-of-the-art in microarray technology. Affymetrix provides us with GeneChip microarrays under an agreement that expires on January 1, 2004, but which we have the option to extend for up to one additional two-year term. This agreement provides us with nonexclusive access to GeneChip microarrays and instrumentation and software. If Affymetrix licenses GeneChip microarrays to others, including our competitors, for similar uses, our business may suffer. The agreement also prohibits us from buying microarrays from third parties if Affymetrix provides reasonable evidence that those third party microarrays materially infringe Affymetrix’s intellectual property rights. If Affymetrix is unable or unwilling to supply us with GeneChip microarrays, or if such microarrays are not available, or if the microarrays are defective, we will need to obtain access to alternative microarray technologies. Alternative microarray technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to GeneChip microarrays could cause our business to suffer by delaying or increasing the cost of expansion of our GeneExpress line of products and by causing us to be delayed or unable to meet our content update obligations under our GeneExpress agreements.

We Have a History of Operating Losses Which Are Likely to Continue for Some Time.

     We have incurred operating losses in each year since our inception. At December 31, 2001, we had accumulated operating losses of $135.3 million. Our losses to date have resulted principally from costs incurred in the development of our genomic information products and services, the $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed in 1998 and selling, general and administrative costs associated with operations. We commenced development of GeneExpress in early 1999 and released the first commercial version in late 1999. As of March 2002, we have pharmaceutical and biotechnology customers worldwide utilizing our GeneExpress products and services and expect to dedicate substantially all of our resources for the foreseeable future to further developing and maintaining its genomic content and bioinformatics capabilities. While we recognize revenue from our genomic information products and services, we also expect to incur additional losses in the future and cannot assure we will achieve profitability.

If Our Access to Necessary Tissue Samples, Information or Licensed Technologies Is Restricted, We Will Not Be Able to Continue to Develop Our Business.

     To continue to build our genomic information products and services, we need access to normal and diseased human and animal tissue samples, other biological materials and related clinical and other information. We compete with many other companies for these materials and information. We may not be able to obtain, or maintain access to, these materials and information on acceptable terms, if at all. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

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

Any Inadequacy in the Protection of Our Intellectual Property Could Hurt Our Business.

     Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide commercially meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	patents issued to other companies may restrict our ability to do business;

•	other companies may independently develop similar or alternative technologies or replicate our technologies; and

•	other companies may design around technologies we have licensed and/or patented.

     We may apply for patent protection for methods relating to gene expression and disease-specific patterns of gene expression that we identify, as well as individual disease genes and targets that we discover. These patent applications may include claims relating to novel genes and gene fragments and to novel uses for known genes or gene fragments identified from the use of our genomic information products. We may not be able to obtain meaningful patent protection for our discoveries. Even if patents are issued, their scope of coverage or protection may be uncertain.

     We also rely on trade secret protection and confidentiality agreements to protect our interests in proprietary know-how and technology that are not patentable or for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain, or to third parties, could cause our business, financial condition and results of operations to suffer. It may be necessary for us to initiate litigation to protect and enforce our intellectual property rights. Such litigation may involve substantial costs, diversion of management’s time and attention from the operations of our business and the risk of an adverse outcome.

We May in the Future Be Subject to Litigation and Patent Infringement Claims.

     The technologies that we use to develop our products, and those that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to individual genes and to the analysis of gene expression or the manufacture and use of microarrays. The risk of additional litigation will increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses. Therefore, we could receive notices from third parties alleging patent infringement.

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

International Patent Protection Is Uncertain.

     Patent law outside the United States is uncertain and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as U.S. laws. We may participate in opposition proceedings to determine the validity of our or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts and may not be successful in limiting the patent scope of competitors. Finally, some of our patent protection in the United States is not available to us in foreign countries under the laws of those countries.

Our Business and the Products Developed Using the Information in Our Databases May Be Subject to Government Regulation.

     Any new drug developed by the efforts of our pharmaceutical and biotechnology customers must undergo an extensive regulatory review process in the United States and other countries before it can be marketed. This regulatory process can take many years and require substantial expense. Changes in FDA policies and the policies of similar foreign regulatory bodies can increase the delay for each new drug, product license and biological license application. We expect similar delays in the regulatory review process for any diagnostic product, where similar review, or other approval, is required. Even if marketing clearance is obtained, a marketed product and its manufacturer are subject to continuing review. Discovery of previously unknown problems with a product may result in withdrawal of the product from the market.

     We are not aware that any product resulting from the use of our genomic information products and services has been released for commercialization in the United States, or elsewhere. In addition, no investigational new drug application has been submitted for any such product candidate. We rely on our customers to file such applications and to direct the regulatory review process. We cannot be certain if or when our customers will submit any applications for regulatory review, or whether our customers will be able to obtain marketing clearance for any products on a timely basis, if at all. If our customers fail to obtain required governmental clearances, it will prevent them from marketing drugs or diagnostic products until such clearance can be obtained, if at all. The occurrence of any of these events may cause our business, financial condition and results of operations to suffer.

     In addition, our access to and use of human or other tissue samples in the expansion of our genomic information products and services may become subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. If our access to or use of human tissue samples or our customers’ use of data derived from such samples is restricted, our business will suffer.

We May Have Difficulty Managing Our Growth.

     We expect to continue to experience significant growth in the number of customers and the scope of our operations. This growth may continue to place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems, to manage an increasing number of customer relationships and to hire, train and manage our employees. Our future success is heavily dependent upon growth and acceptance of our genomic information products and services. If we cannot scale our business appropriately or otherwise adapt to anticipated growth in this area, a key part of our strategy may not be successful. In addition, we must continue to invest in customer support resources as the number of customers for our information products and their requests for support increase. Our customers typically have worldwide operations and may require support at multiple U.S. and foreign sites.

The Genomics Industry Is Intensely Competitive and Evolving Rapidly, and We May Fall Behind Our Competitors.

     Competition exists among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and research institutions and government or other publicly funded agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including the use of chip-based systems, to attempt to identify disease-related genes. In addition, numerous pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. Competition among such entities is intense and is expected to increase. In order to compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to competing technologies.

     Some of our competitors have substantially greater capital resources, research and development staffs, facilities, manufacturing and marketing experience, distribution channels and human resources than do we. These competitors may discover, characterize or develop important genes, drug targets, drug leads or drugs that occur in advance of our customers’ efforts, or which are more effective than those developed by our customers. Furthermore, these competitors may obtain regulatory approvals of their drugs more rapidly than our customers. Moreover, our competitors may obtain patent protection or other intellectual property rights that would limit our rights or our customers’ ability to use our products to commercialize therapeutic or diagnostic products. We also face competition from these and other entities in gaining access to cells, tissues and nucleic acid samples used in building our genomic information products and services. Any of these developments could have a material adverse effect on our business.

     Future competition will come from existing competitors, as well as other companies seeking to develop new technologies for drug discovery based on gene sequencing, target gene identification, bioinformatics and related technologies. In addition, certain pharmaceutical and biotechnology companies have significant needs for genomic information and may choose to develop or acquire competing technologies to meet such needs.

     Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field. Rapid technological development by us or others may result in products or technologies becoming obsolete before we recover the expenses incurred in connection with the development of such products or technologies. Products offered by us could become less competitive by less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

Our Revenue Are Derived Primarily from, and Are Subject to, Risks Faced by the Pharmaceutical and Biotechnology Industries.

     We expect that our revenue in the foreseeable future will be derived primarily from products provided to the pharmaceutical and biotechnology industries. Accordingly, our success will depend directly upon customer demand for our genomic information products and services. Our operating results may fluctuate substantially due to reductions and/or delays in research and development expenditures by companies in these industries. These reductions and/or delays may result from factors such as:

•	changes in economic conditions;

•	changes in the regulatory environment affecting our products;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate and reduce costs;

•	other factors affecting customer research and development spending; and

•	additional regulation of drug development.

     None of these factors is within our control.

Multiple Factors Beyond Our Control May Cause Fluctuations in Our Operating Results and May Cause Our Business to Suffer.

     Our revenue and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in selling, and changes in the demand for, our products;

•	the pricing of our products;

•	the timing of our new product introductions, if any;

•	the cost, quality and availability of cell and tissue samples, reagents and related components and technologies, including those supplied to us pursuant to contractual arrangements;

•	the timing of upgrades to our GeneExpress Software System;

•	the timing of content updates to GeneExpress products;

•	costs, if any, associated with our equity investments;

•	the success or failures of our partners in developing additional content and technologies;

•	changes in the research and development budgets of our customers and potential customers;

•	the introduction of new products and services by our competitors;

•	regulatory actions;

•	expenses related to the outcomes of litigation and other proceedings related to intellectual property rights;

•	the cost and timing of our adoption of new technologies; and

•	the supply and quality of raw materials supplied by third parties.

     In particular, revenue from our genomic information business are unpredictable because:

•	the sales cycle for our information products is lengthy; and

•	we are dependent upon continued commercial demand for the information we gather and provide.

     We cannot control many of these factors. In addition, if our revenue in a particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our business to suffer. We believe that period-to-period comparisons of our financial results will not necessarily be meaningful. One should not rely on these comparisons as an indication of our future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, our stock price may fall significantly.

Any Future Acquisitions Will Create Risks and Uncertainties.

     We may acquire other assets, technologies and businesses. We cannot be sure, however, that acquisition candidates will be available or will be available on terms acceptable to us. Future acquisitions that we may complete involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	combining the operations and personnel of the acquired businesses with our own may be difficult and costly, and integrating or completing the development and application of acquired technologies may disrupt our business and divert management’s time and attention;

•	our relationships with key customers of acquired businesses may be impaired due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses or hire enough qualified technical personnel to staff new or expanded operations;

•	we may incur impairment and amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

•	our stockholders may be diluted if we pay for the acquisition with equity securities.

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

     We believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs to comply with environmental laws and regulations.

We May Be Exposed to Product Liability and Related Risks.

     We may be exposed to claims of liability from the use of products that either we or our customers provide. For example, we may be subject to product liability if our GeneExpress products contain inaccurate information, or if our information is derived based on Affymetrix microarrays that are proven defective, or if any of our customers develops or commercializes a product discovered through the use of our genomic information products which results in injury or death to clinical trial participants or patients. While we currently maintain professional liability insurance, our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any product liability claims.

We May Need to Raise Additional Funds in the Future.

     While we believe that existing cash, cash equivalents and marketable securities and anticipated payments from customers will be sufficient to support our operations for the foreseeable future, at some point we could require additional funding. We may choose to raise additional capital due to market conditions or strategic considerations even if we have sufficient funds for our operating plan. We may seek funding through public or private equity offerings, debt financings or arrangements with customers. If we raise additional capital by issuing equity or convertible debt securities, this issuance may dilute share ownership and future investors may be granted rights superior to those of current shareholders.

     Additional financing may not be available when needed, or, if available, may not be available on favorable terms. If we cannot obtain adequate financing on acceptable terms when such financing is required, our business will be adversely affected.

Our Stock Price Is Highly Volatile.

     The market price of our common stock is likely to continue to be highly volatile due to risks and uncertainties described in this Annual Report on Form 10-K, as well as other factors including: conditions and publicity regarding the genomics or life sciences industries generally; sales of substantial amounts of our stock by existing stockholders; price and volume fluctuations in the stock market which do not relate to our operating performance; and comments by securities analysts or our failure to meet analysts’ expectations.

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

ITEM 2. PROPERTIES

     Our headquarters consist of approximately 50,000 square feet of office and research laboratory space located in Gaithersburg, Maryland under a lease which expires in 2007. We also lease approximately 57,000 and 6,000 square feet of additional research laboratory and office space between two locations in Gaithersburg, Maryland under lease arrangements with terms expiring in 2010 and 2007, respectively. We lease approximately 13,000 square feet of office space in Berkeley, California under two lease arrangements with terms expiring in 2004 and 2007.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Our common stock has been traded on the Nasdaq National Market under the symbol GLGC since November 21, 1997. The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported by the Nasdaq National Market.

	High	Low

Year ended December 31, 2000
First Quarter	$144.625	$24.750
Second Quarter	46.250	18.438
Third Quarter	35.500	16.563
Fourth Quarter	25.813	14.563
Year ended December 31, 2001
First Quarter	25.125	14.188
Second Quarter	26.050	14.984
Third Quarter	21.300	11.140
Fourth Quarter	$20.800	$12.400

     On March 1, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $16.52. As of March 1, 2002, there were approximately 259 holders of record of the Company’s Common Stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company’s consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 and with respect to the consolidated balance sheets at December 31, 2001 and 2000 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1998 and 1997 and the balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$43,328	$26,883	$19,202	$13,197	$2,047
Expenses:
Research and development	59,029	44,014	29,570	16,605	6,061
Selling, general and administrative	19,323	17,770	9,194	7,552	3,825
Acquired in-process research and development(1)	—	—	—	35,196	—
Amortization of goodwill	1,524	1,524	1,524	381	—

Total expenses	79,876	63,308	40,288	59,734	9,886

Loss from operations	(36,548)	(36,425)	(21,086)	(46,537)	(7,839)
Interest income, net	8,645	13,706	685	1,844	745
Other income (expense)	83	234	30	(80)	—
Write-down of Neuralstem investment	2,495	—	—	—	—
Income tax expense	533	210	220	100	100

Net loss before equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(30,848)	(22,695)	(20,591)	(44,873)	(7,194)
Equity in net loss of unconsolidated investees	2,322	—	—	—	—

Net loss before cumulative effect of change in accounting principle	(33,170)	(22,695)	(20,591)	(44,873)	(7,194)
Cumulative effect of change in accounting principle	—	(1,322)	—	—	—

Net loss	(33,170)	(24,017)	(20,591)	(44,873)	(7,194)
Accretion of mandatory redemption value of preferred stock	—	—	—	—	1,286

Net loss attributable to common stockholders	$(33,170)	$(24,017)	$(20,591)	$(44,873)	$(8,480)

Amounts per common share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(1.25)	$(0.90)	$(1.04)	$(2.86)	$(3.97)
Cumulative effect of change in accounting principle	—	(0.05)	—	—	—

Net loss attributable to common stockholders	$(1.25)	$(0.95)	$(1.04)	$(2.86)	$(3.97)

Shares used in computing basic and diluted net loss per common share	26,540	25,209	19,833	15,681	2,138

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$197,818	$229,482	$12,446	$30,982	$46,621
Working capital	187,184	211,300	5,423	26,573	42,455
Total assets	256,927	289,533	41,166	55,566	53,972
Total long-term debt and capital lease obligations	338	2,966	4,590	5,305	1,551
Total stockholders’ equity	$226,027	$253,715	$23,068	$41,288	$46,067

(1)	In connection with our acquisition of Oncormed, we incurred a non-recurring charge of $35.2 million related to the write-off of acquired in-process research and development.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

     We were incorporated in September 1994 and have devoted substantially all of our resources to the development, marketing and sales of genomics information and bioinformatics products and services to pharmaceutical and biotechnology companies for use in drug discovery and drug development.

     We commenced operations in 1996 and in 1997 began developing custom gene expression databases designed for our customers’ internal research and development programs targeted to specific therapeutic areas of interest. The skills and competencies acquired in creating such customized information products became the foundation for developing GeneExpress, our large-scale reference database of gene expression information, in early 1999. GeneExpress comprises what we believe to be one of the world’s most comprehensive survey of gene expression in human and animal tissues related to disease and drug toxicity. The first commercial version of GeneExpress was launched in late 1999. Currently, we market and sell our GeneExpress line of products and services to pharmaceutical and biotechnology customers worldwide. We sold our first subscription to GeneExpress in December 1999.

     Our GeneExpress information products and services consist of three primary products: BioExpress, from which are derived DataSuites, CustomSuites and GeneExpress Reports; ToxExpress; and Genesis Enterprise System and its associated professional services. Typically, GeneExpress products are accessed under three-year term subscription agreements with current aggregate pricing ranging between $2.5 and $16 million, depending upon a variety of factors, including the product accessed and the level and type of information. Current pricing for GeneExpress Reports is on a pay-per-view basis and ranges between $25,000 and $0.3 million, depending on the number of genes and tissue samples surveyed. Current pricing for a license to Genesis and its associated professional services range from $0.3 million to over $1.0 million, depending upon which elements of the system and services are purchased. Pricing for customized information products based on proprietary genomic services under collaboration agreements have been determined on a case-by-case basis and typically include annual access fees, research support and milestone payments.

     Subscription fees to GeneExpress products are recognized systematically over the term of the subscription. Fees from GeneExpress Report purchases are recognized upon delivery of the report(s). Fees associated with Genesis licenses are currently recognized ratably over the term of the initial maintenance provision under the license agreement. Integration services fees are recognized on the percentage-of-completion method. Fees from customized information products are recognized when custom services are performed or costs are incurred. Milestone payments related to customized information products are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Under agreements in which we create databases in exchange for fixed fees, revenue from such agreements is recognized on the percentage-of-completion method. Our business agreements may provide the right for early termination without penalty to our customers.

     Our future profitability will depend in part on the continued successful commercialization of our GeneExpress products and services through the establishment of agreements with additional customers, renewal of agreements with, and agreements for additional products for, existing customers. Payments to access our GeneExpress products and services are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenue from development and commercialization of products by our customers using our customized information products based on proprietary genomic services. Revenue from our customers may be subject to significant fluctuation in both timing and amount and, therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

     We have incurred operating losses in each year since our inception. At December 31, 2001, we had accumulated operating losses of $135.3 million. Our losses have resulted principally from costs incurred in the development of our genomic information products and services ($59.0 million, $44.0 million and $29.6 million for the years ended December 31, 2001, 2000 and 1999, respectively), a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue, which to date have been generated principally from subscriptions to our GeneExpress products and services and agreements for our customized information products. We expect to incur additional operating losses in the future.

Results of Operations

Years Ended December 31, 2001 and 2000

     Revenue increased $16.4 million or 61% to $43.3 million in 2001 from $26.9 million in 2000. The increase in revenue resulted primarily from additional subscribers to our GeneExpress product line, expanded subscription levels for existing GeneExpress customers and the completion of custom database and other service deliverables in 2001. Revenue from each of Procter & Gamble and UCB Research accounted for 10% or more of revenue for 2001 and revenue from each of Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for 2000. As of December 31, 2001, we had concluded all of our obligations under the terms of the agreements with Japan Tobacco and Procter & Gamble.

     Research and development expenses increased to $59.0 million in 2001 from $44.0 million in 2000. Of the increase in research and development expenses, $4.3 million, $4.2 million, $3.4 million and $2.1 million was due to increased Affymetrix GeneChip microarray usage, depreciation and amortization costs, research and consulting agreement costs and tissue acquisition costs, respectively. Of the increase in depreciation and amortization costs, $3.4 million was due to amortization expense related to licenses of technology and software and database development costs. Research and development expenses have increased and will continue to increase due to our continued expansion of our GeneExpress product lines’ content, upgrades to the database and to our bioinformatics capabilities and development of new product offerings.

     Selling, general and administrative expenses increased to $19.3 million in 2001 from $17.8 million in 2000. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Of the increase in selling, general and administrative expenses, $1.9 million was due to a full year of activity in 2001 relating to our sales and marketing efforts, which were established in 2000. Selling, general and administrative expenses are expected to increase slightly as we expand our product offerings and related sales and marketing efforts.

     Amortization of goodwill was $1.5 million in 2001 and 2000, as a result of the acquisition of Oncormed in September 1998. In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which we adopted January 1, 2002, we no longer amortize goodwill, but instead beginning in 2002 will apply annual impairment tests in accordance with the Statement. We completed the initial impairment analysis upon its adoption, which resulted in no impairment to goodwill.

     Net interest income decreased to $8.6 million in 2001 from $13.7 million in 2000 primarily due to decreases in the rates of return for our investments in cash, cash equivalents and marketable securities available-for-sale.

     During 2001, we accounted for our investment in Neuralstem, Inc., a privately held company in which we initially had a voting stock interest of 26.7%, using the equity method of accounting. We recognized non-cash losses of $1.5 million for the year ended December 31, 2001. Effective April 30, 2001, we sold back to Neuralstem a portion of our shares for approximately $2.7 million, payable with a promissory note. As a result of the repurchase, which reduced our voting stock interest to 14.8%, we began accounting for our investment using the cost method of accounting. During the fourth quarter of 2001, we recorded a $2.5 million write-down of our investment in Neuralstem to its estimated market value. At December 31, 2001, following the write-down, the value of our investment, including the promissory note, was $4.3 million. We cannot predict at this time whether an additional write-down of this investment will be required.

     During 2001, we completed a spin-off of our patented Flow-thru Chip technology to a newly created subsidiary, MetriGenix. We contributed relevant intellectual property and know-how associated with the Flow-thru Chip technology, and transferred certain employees, to the new venture in exchange for voting common stock. Concurrent with the spin-off, MetriGenix sold voting preferred stock to certain investors for $15 million, which reduced our voting ownership interest as of the closing to 54%. The shareholders entered into an agreement which contains certain restrictions on transfer of MetriGenix stock and provisions regarding certain matters of corporate governance, including provisions that provide the investors with veto rights with respect to certain significant aspects of MetriGenix’s operations and with majority representation on the Board of Directors. As a result, because we do not control MetriGenix, we account for our investment using the equity method. During the year ended December 31, 2001, we recorded 100% of MetriGenix’s losses up to the value of our contribution ($0.9 million). As our investment in MetriGenix has been reduced to zero at December 31, 2001 and we have no commitment to provide future funding, we do not expect to record additional losses related to our investment in the future. We also entered into certain agreements with MetriGenix including a subscription to GeneExpress and to provide certain administrative services and subleased space. No revenue was recorded related to the subscription in 2001. For the year ended December 31, 2001, we received fees of $0.3 million for the reimbursement of costs associated with providing administrative services and subleased space. These fees will continue as long as we provide such services and subleased space and are expected to approximate $0.5 million in 2002.

     During 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of SAB 101.

Years Ended December 31, 2000 and 1999

     Revenue increased $7.7 million or 40% to $26.9 million in 2000 from $19.2 million in 1999. The increase in revenue resulted primarily from additional subscribers to our GeneExpress product line, which was introduced in late 1999. Revenue in 2000 include the increase of $0.8 million after giving the effect to the adoption of SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which we adopted in the fourth quarter of 2000 with retroactive application to January 1, 2000. Revenue from each of Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for 2000, and revenue from each of Aventis CropScience, Japan Tobacco and Procter & Gamble accounted for 10% or more of revenue for 1999.

     Research and development expenses increased to $44.0 million in 2000 from $29.6 million in 1999. Of the increase in research and development expenses, $7.4 million was due to increased tissue acquisition and processing costs and Affymetrix GeneChips usage and the remainder was primarily attributed to $2.6 million in research agreement expenses. These increases were necessary to expand and enhance the content and product offerings of GeneExpress.

     Selling, general and administrative expenses increased to $17.8 million in 2000 from $9.2 million in 1999. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Of the increase in selling, general and administrative expenses, $5.8 million was due to the establishment of our sales and marketing efforts and the remainder of the increase was due to continued expansion of our operations.

     Amortization of goodwill was $1.5 million in 2000 and 1999, as a result of the acquisition of Oncormed in September 1998.

     Net interest income increased to $13.7 million in 2000 from $0.7 million in 1999 primarily due to investment of the proceeds of our follow-on public offering of common stock in February 2000.

     During 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of SAB 101.

Liquidity and Capital Resources

     From inception through December 31, 2001, we have financed our operations through the sale of equity securities and payments from customers. In February 2000, we completed a follow-on public offering of 4,680,000 shares of our common stock, generating net proceeds of approximately $247.5 million. As of December 31, 2001, we had approximately $197.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $229.5 million as of December 31, 2000.

     Net cash used in operating activities was $17.2 million for the year ended December 31, 2001 compared to $2.0 million during the same period in 2000. The net decrease in operating working capital for the year ended December 31, 2001 as compared to the same period in 2000 was primarily due to the continued funding of our operating losses.

     During the years ended December 31, 2001 and 2000, our investing activities, other than purchases and sales and maturities of available-for-sale securities, consisted primarily of capital expenditures, software and database development costs and an $8.1 million equity investment in Neuralstem in 2000. Capital expenditures for the years ended December 31, 2001 and 2000 amounted to $8.3 million and $9.7 million, respectively. For the year ended December 31, 2001, approximately 50% of these expenditures related to the purchases of laboratory and computer equipment needed to expand the content of our GeneExpress product line, whereas approximately 35% related to tenant improvements for the build-out of our production facility, which was completed in March 2001. During the same period in 2000, these allocations were approximately 75% and 25%, respectively. We expect laboratory and computer equipment purchases to continue as we expand the content of, and the products derived from, GeneExpress.

     We have capitalized software costs of $6.2 million and $4.2 million for the years ended December 31, 2001 and 2000, respectively. These costs relate to ongoing efforts to enhance Genesis, the software platform of our GeneExpress product line. During the year ended December 31, 2000, we capitalized $3.8 million of database development costs related to the purchase of data from N.V. Organon and the update of data in GeneExpress as a result of Affymetrix’s release of their GeneChip Human Genome U95 Set. During 2002, we will upgrade our GeneExpress as a result of Affymetrix’s release of the GeneChip Human Genome U133 Set. These costs will be greater than those incurred for the previous upgrade in 2000. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Additional, software development and database development costs are expected to continue as a result of ongoing efforts to further enhance our GeneExpress line of products and services.

     Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the issuance of common stock primarily through our follow-on public offering in February 2000, the exercise of stock options and the exercise of a warrant in February 2001. During the year ended December 31, 2001, we prepaid an equipment loan in full totaling approximately $1.9 million due to the cost of such capital and the prevailing interest rates in the market.

     In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplied its GeneChip microarrays to us for the development of gene expression databases. During 2001, we renegotiated and extended this agreement for two years, subject to renewal, commencing January 2002. Under the terms of the new agreement, we continue to pay Affymetrix subscription fees for access to the microarrays, purchase the microarrays and related instrumentation and software and expect to record royalty expense, payable to Affymetrix, in future years upon meeting certain GeneExpress subscription revenue thresholds. During 2002, we have agreed to purchase from Affymetrix a minimum of $15.1 million in products and services. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

     During January 2001, we paid Incyte Genomics, Inc. $9.0 million in connection with the settlement of litigation. As part of the settlement agreement, we acquired a worldwide, nonexclusive license for the terms of the relevant patents. A portion of the payment to Incyte has been recorded as a license and is being amortized over its expected useful life of five years.

     As discussed in Notes 7 and 11 to our consolidated financial statements, future minimum long-term debt payments, operating lease payments and purchase commitments are listed below:

		Within	Years 2	Years 4	Beyond
	Total	Year 1	and 3	and 5	Year 5

Long-term debt	$338	$38	$82	$91	$127
Operating leases	20,921	2,875	5,752	5,541	6,753
Purchase commitment	15,100	15,100	—	—	—

Total	$36,359	$18,013	$5,834	$5,632	$6,880

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Business—Risk Factors”.

Change in Accounting Principle

     Effective January 1, 2000, we changed our method of accounting for revenue in accordance with SAB 101. Prior to 2000, we recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement either upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, we now defer these nonrefundable up-front payments and recognize them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the year ended December 31, 2000.

Critical Accounting Policies

     We have prepared our financial statements in conformity with accounting principles generally accepted in the United States and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our significant accounting policies are discussed in Note 1 of the notes to our consolidated financial statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is generated primarily from subscriptions to our GeneExpress products and services and is recognized systematically over the term of each agreement in accordance with SAB 101, as amended by SAB 101A and 101B. SAB 101 requires four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the subscription fees taking into account early termination provisions and the collectability of those fees (see “Accounts Receivable”). Revenue recognized for multiple element contracts are allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on management’s analysis of objective evidence from comparable historical sales of the individual element to our customers. If such evidence of fair value for any element of the arrangement does not exist, revenue from such element is deferred until such time that evidence of fair value does exist or is recognized systematically over the longest performance period of the remaining elements. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable

     Our ability to collect outstanding receivables from our customers is critical to our operating performance and cash flows. Typically, our customer agreements require advance quarterly payments mitigating such risk, but other agreements may contain deferred payments. At December 31, 2001, we did not record an allowance for doubtful accounts as our customers’ payment history and our understanding of their ability to make payments did not warrant such allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance for doubtful accounts may be required.

Investments in Equity Securities

     We hold equity investments in companies, none of which are publicly traded, whose businesses may be complementary to our business. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in losses or an inability to recover the carrying value of these investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Goodwill and Intangible Assets Impairment

     We have goodwill and other intangible assets including licenses to technologies or data, patent costs and software and database development costs. The determination of their estimated useful lives and whether or not any of these assets are impaired involves significant judgements including the following:

•	our licensed and internally developed intellectual property may not provide valid and economical competitive advantage;

•	our products may become obsolete before we recover the costs incurred in connection with their development;

•	our use of such assets; and

•	our market capitalization relative to net book value.

     Goodwill and other intangible assets are reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially cause adjustments to asset valuations thereby possibly requiring an impairment charge in the future.

New Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, which we adopted on January 1, 2002. Under the new standards, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their expected useful lives. We will apply the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization expenses and net loss of $1.5 million per year. As of March 1, 2002, we completed the first of the required impairment tests of goodwill as of January 1, 2002, resulting in no impairment to goodwill.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard had no impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We adopted the provisions of SFAS 144 effective January 1, 2002, which had no material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2001, we had cash and cash equivalents of approximately $128.3 million and marketable securities available-for-sale of $69.5 million. Cash and cash equivalents consisted of money market accounts, investment-grade commercial paper and government agency notes. Marketable securities available-for-sale consisted of investment-grade commercial paper and U.S. Treasury notes and bills. Based on the cash balance at December 31, 2001, a 100 basis point adverse movement in interest rates would result in an increase in net loss for the year ended December 31, 2001 by approximately $2.0 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s Consolidated Financial Statements and notes thereto, together with the Report of Independent Auditors and Report of Independent Public Accountants thereon, appear on pages F-1 through F-21 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported with respect to fiscal year ended December 31, 2000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

     The information required by this item is incorporated by reference to the information set forth in the section captioned “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2001 (the “Proxy Statement”).

Identification of Executive Officers

     The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The information required by this item is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement.

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

(a)3. Index to Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws, as amended and restated.(6)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers. (1)
*10.2	Registrant’s 1997 Equity Incentive Plan, as amended (the “Stock Plan”).(2)
*10.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10.4	Form of Stock Option Grant Notice.(1)
*10.5	Registrant’s Employee Stock Purchase Plan, as amended and related offering document.(2)
*10.6	Registrant’s 1997 Non-Employee Directors’ Stock Option Plan, as amended.(3)
*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors’ Stock Option Plan.(1)
*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan.
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC.(8)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow.(4)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc.(C)
*10.53	Promissory Note, dated April 8, 1999 between the Registrant and Y. Douglas Dolginow.(4)
*10.54	Pledge and Security Agreement, dated April 8, 1999, between the Registrant and Y. Douglas Dolginow.(4)
*10.55	Executive Severance Plan, as amended February 2001.(9)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(5)
*10.59	Employment Agreement, dated January 4, 2000, between Registrant and David S. Murray.(6)
10.62	Series A Preferred Stock Purchase Agreement, dated April 20, 2000, between Registrant and Neuralstem, Inc. (formerly Neuralstem Biopharmaceutical, Ltd.)(6)(A)
*10.63	Employment Agreement, dated September 1, 1997, between Registrant and Victor M. Markowitz.(6)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.(7)
10.70	Stock Repurchase Agreement, dated April 30, 2001, between Registrant and Neuralstem, Inc.(10)(B)
10.71	Put Option Agreement, dated April 30, 2001, between Registrant and Neuralstem, Inc.(10)(B)
10.72	Promissory Note, dated April 30, 2001, between Registrant and Neuralstem, Inc.(10)
*10.73	Agreements between certain named executive officers, the Registrant, and MetriGenix, Inc. with respect to the purchase of restricted stock of MetriGenix, Inc.(11)
10.74	Consulting Services Agreement and Termination of Agreement, dated June 18, 2001 and as of December 31, 2001, respectively, between Registrant and J. Stark Thompson.
21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.
23.2	Consent of Arthur Andersen LLP, Independent Public Accountants.

*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 8, 2000, filed on May 5, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 8, 1999, filed on April 30, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on From 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001, and incorporated herein by reference.

(A)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated August 24, 2000.

(B)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated November 14, 2001.

(C)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on October 30, 2001 with respect to the Company’s expected revenue of $65 million for the full year 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

GENE LOGIC INC

By: /s/ MARK D. GESSLER Mark D. Gessler Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER (Mark D. Gessler)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2002

/s/ PHILIP L. ROHRER, JR. (Philip L. Rohrer, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ JULES BLAKE (Jules Blake, Ph.D.)	Director	March 28, 2002

/s/ MICHAEL J. BRENNAN (Michael J. Brennan, M.D., Ph.D.)	Director	March 28, 2002

/s/ CHARLES L. DIMMLER, III (Charles L. Dimmler III)	Director	March 28, 2002

/s/ G. ANTHONY GORRY (G. Anthony Gorry, Ph.D.)	Director	March 28, 2002

/s/ J. STARK THOMPSON (J. Stark Thompson, Ph.D.)	Director	March 28, 2002

Gene Logic Inc.

Report of Independent Auditors

The Board of Directors and Shareholders
Gene Logic Inc.

      We have audited the accompanying consolidated balance sheets of Gene Logic Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of revenue recognition for certain nonrefundable up-front customer payments.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 8, 2002

Report of independent public accountants

To the Board of Directors and Stockholders of
Gene Logic Inc. and Subsidiary:

      We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Gene Logic Inc. (a Delaware corporation) and subsidiary for the year ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Gene Logic Inc. and subsidiary for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
February 22, 2000

Gene Logic Inc.

Consolidated Balance Sheets
as of December 31, 2001 and 2000
(in thousands, except share data)

	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$128,273	$229,482

Marketable securities available-for-sale	69,545	—

Accounts receivable	2,460	2,968

Inventories, net	6,097	2,396

Prepaid expenses	2,348	2,436

Other current assets	3,512	6,382

Total current assets	212,235	243,664

Property and equipment, net	18,358	15,994

Long-term investments	4,631	9,081

Notes receivable from employees	106	75

Goodwill, net	2,677	4,201

Intangibles and other assets, net	18,920	16,518

Total assets	$256,927	$289,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$8,479	$5,908

Litigation settlement payable	—	9,000

Accrued expenses	5,022	9,028

Current portion of long-term debt	38	1,335

Deferred revenue	11,512	7,093

Total current liabilities	25,051	32,364

Deferred revenue	4,525	1,141

Long-term debt	300	1,631

Other noncurrent liabilities	1,024	682

Total liabilities	30,900	35,818

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and outstanding as of December 31, 2001 and 2000	—	—

Common stock, $.01 par value; 60,000,000 shares authorized; and 26,767,837 and 26,111,561 shares issued and outstanding as of December 31, 2001 and 2000, respectively	268	261

Additional paid-in capital	361,067	356,347

Deferred compensation on stock options, net	—	(738)

Accumulated other comprehensive income	17	—

Accumulated deficit	(135,325)	(102,155)

Total stockholders’ equity	226,027	253,715

Total liabilities and stockholders’ equity	$256,927	$289,533

The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Consolidated Statements of Operations
for the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except per share data)

	2001	2000	1999

Revenue	$43,328	$26,883	$19,202

Expenses:

Research and development	59,029	44,014	29,570

Selling, general and administrative	19,323	17,770	9,194

Amortization of goodwill	1,524	1,524	1,524

Total expenses	79,876	63,308	40,288

Loss from operations	(36,548)	(36,425)	(21,086)

Interest income, net	8,645	13,706	685

Other income	83	234	30

Write-down of Neuralstem investment	2,495	—	—

Income tax expense	533	210	220

Net loss before equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(30,848)	(22,695)	(20,591)

Equity in net loss of unconsolidated investees	2,322	—	—

Loss before cumulative effect of change in accounting principle	(33,170)	(22,695)	(20,591)

Cumulative effect of change in accounting principle	—	1,322	—

Net loss	$(33,170)	$(24,017)	$(20,591)

Basic and diluted net loss per common share:

Loss before cumulative effect of change in accounting principle	$(1.25)	$(0.90)	$(1.04)

Cumulative effect of change in accounting principle	—	(0.05)	—

Net loss	$(1.25)	$(0.95)	$(1.04)

Shares used in computing basic and diluted net loss per common share	26,540	25,209	19,833

The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 1999, 2000 and 2001
(in thousands, except number of shares)

	Stockholders’ Equity

	Common Stock				Accumulated
			Additional		Other
	Number	Par	Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Compensation	Income (Loss)	Deficit	Loss

Balance at January 1, 1999	19,651,756	$197	$102,670	$(3,986)	$(46)	$(57,547)

Issuance of common stock in connection with exercise of stock options	249,860	2	498	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	62,766	1	269	—	—	—

Issuance of common stock in connection with exercise of warrants	41,306	—	—	—	—	—

Issuance of stock options to consultants	—	—	60	—	—	—

Net change in unrealized losses from marketable securities	—	—	—	—	43	—	$43

Amortization of deferred compensation	—	—	—	1,498	—	—

Net loss	—	—	—	—	—	(20,591)	(20,591)

Comprehensive loss	—	—	—	—	—	—	$(20,548)

Balance at December 31,1999	20,005,688	200	103,497	(2,488)	(3)	(78,138)

Issuance of common stock in connection with exercise of stock options	1,163,240	11	4,633	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	159,875	2	647	—	—	—

Issuance of common stock in connection with exercise of warrants	102,758	1	(1)	—	—	—

Issuance of common stock in connection with secondary offering, net of issuance costs	4,680,000	47	247,410	—	—	—

Issuance of stock options to consultants	—	—	732	—	—	—

Net change in unrealized losses from marketable securities	—	—	—	—	3	—	$3

Write-off of forfeited stock options	—	—	(571)	571	—	—

Amortization of deferred compensation	—	—	—	1,179	—	—

Net loss	—	—	—	—	—	(24,017)	(24,017)

Comprehensive loss	—	—	—	—	—	—	$(24,014)

Balance at December 31, 2000	26,111,561	261	356,347	(738)	—	(102,155)

Issuance of common stock in connection with exercise of stock options	515,857	6	2,222	—	—	—

Issuance of common stock in connection with Employee Stock Purchase Plan	111,213	1	1,838	—	—	—

Issuance of common stock in connection with exercise of a warrant	29,206	—	533	—	—	—

Net change in unrealized gains from marketable securities	—	—	—	—	17	—	$17

Acceleration of stock options	—	—	127	—	—	—

Amortization of deferred compensation	—	—	—	738	—	—

Net loss	—	—	—	—	—	(33,170)	(33,170)

Comprehensive loss	—	—	—	—	—	—	$(33,153)

Balance at December 31, 2001	26,767,837	$268	$361,067	$—	$17	$(135,325)

The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999

Cash Flows From Operating Activities:

Net loss	$(33,170)	$(24,017)	$(20,591)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization	11,034	6,812	3,391

Amortization of goodwill	1,524	1,524	1,524

Amortization of deferred compensation	738	1,179	1,498

Net loss from investment in unconsolidated investees	2,322	—	—

Write-down of Neuralstem investment	2,495	—	—

Other non-cash expense	127	732	60

Loss on disposal of property and equipment	45	52	—

Changes in Operating Assets and Liabilities:

Accounts receivable	745	581	230

Inventories	(3,802)	(560)	(1,634)

Prepaid expenses	189	(1,715)	(81)

Other current assets	2,209	(5,889)	(417)

Other assets	(53)	(61)	(14)

Accounts payable	2,572	1,402	2,383

Litigation settlement payable	(9,000)	9,000	—

Accrued expenses	(3,712)	6,269	(204)

Accrued restructuring	—	—	(184)

Deferred revenue	8,235	2,562	1,453

Other noncurrent liabilities	342	111	87

Net Cash Flows From Operating Activities	(17,160)	(2,018)	(12,499)

Cash Flows From Investing Activities:

Purchases of property and equipment	(8,349)	(9,685)	(3,229)

Purchase of equity investments	(753)	(8,081)	—

Purchases of licenses and patent costs	(995)	(7,194)	(670)

Software and database development costs	(6,367)	(8,066)	(1,158)

(Increase in) repayments of notes receivable from employees	(30)	663	(778)

Purchase of marketable securities available-for-sale	(69,528)	—	—

Proceeds from sale and maturity of marketable securities available-for-sale	—	7,155	7,682

Net Cash Flows From Investing Activities	(86,022)	(25,208)	1,847

Cash Flows From Financing Activities:

Proceeds from issuance of common stock in public offering	—	262,080	—

Issuance costs of public offering	—	(14,623)	—

Proceeds from issuance of other common stock	4,067	5,293	770

Proceeds from exercise of warrant	534	—	—

Proceeds from note payable	—	—	425

Repayments of financing agreement	—	—	(98)

Repayments of capital lease obligations and equipment loans	(2,628)	(1,336)	(1,342)

Net Cash Flows From Financing Activities	1,973	251,414	(245)

Net (Decrease) Increase in Cash and Cash Equivalents	(101,209)	224,188	(10,897)

Cash and Cash Equivalents, beginning of period	229,482	5,294	16,191

Cash and Cash Equivalents, end of period	$128,273	$229,482	$5,294

Supplemental Disclosure:

Taxes paid	$463	$210	$220

Interest paid	$153	$408	$415

Non-Cash Transactions:

Promissory note received from sale of investment	$2,654	$—	$—

Equity investments	$871	$—	$1,000

Equipment acquired under capital lease	$—	$—	$300

Capital lease termination	$—	$288	$—

The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

      Gene Logic Inc. (the “Company”) was incorporated in Delaware on September 22, 1994. The Company is a provider of integrated genomics-based information products, services and bioinformatics related to gene activity in human disease and toxicity that enable global pharmaceutical and biotechnology companies to optimize the time, risk and cost of drug discovery and development. Through its expertise in biosamples, high-throughput genomics technologies and data management and software development, the Company has developed a broad line of genomic information products and services based on its core database product, GeneExpress.

Principles of Consolidation

      The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 include the accounts of Gene Logic Inc. and its wholly owned subsidiary, Gene Logic Acquisition Corp. The Company and its wholly owned subsidiary were merged in the fourth quarter of 2001. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses in the financial statements and in the disclosures of contingent assets and liabilities. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying financial statements.

Comprehensive Loss

      The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $33.2 million, $24.0 million and $20.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Concentration of Credit Risk

      Cash, cash equivalents and marketable securities available-for-sale are financial instruments that potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in corporate commercial paper and notes and bills issued by the U.S. government and its agencies and, by policy, seeks to ensure both liquidity and safety of principal. The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased that are readily convertible into cash. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31, 2001 and 2000, are comprised of:

	2001	2000

Cash	$3,677	$2,468

Corporate commercial paper	116,607	227,014

Government agency securities	7,989	—

Total	$128,273	$229,482

Marketable Securities Available-for-Sale

      All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method.

      As of December 31, 2001, the Company’s investment portfolio consisted of corporate commercial paper and U.S. government notes and bills. All marketable securities had maturities greater than 90 days, but less than one year. As of December 31, 2001, all of the Company’s investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions.

		Gross
	Amortized	Unrealized
	Cost	Gains	Fair Value

Corporate commercial paper	$35,036	$8	$35,044

Government securities	34,492	9	34,501

Total	$69,528	$17	$69,545

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for microarrays and laboratory reagents and the average cost basis for tissue samples. All inventories are reviewed for impairment and appropriate reserves are recorded. At December 31, 2001 and 2000, all inventory is classified as raw materials:

	2001	2000

Affymetrix GeneChip® microarrays	$2,370	$795

Laboratory reagents	990	101

Tissue samples	2,971	1,500

	6,331	2,396

Less — tissue sample reserve	(234)	—

Inventories, net	$6,097	$2,396

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Property and Equipment

      Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Furniture	3 – 10 years

Computer and office equipment	1 – 5 years

Laboratory equipment	1 – 5 years

Leasehold improvements	Lesser of the lease term or the useful life

Long-Term Investments

      The Company has made equity investments in companies whose businesses may be complementary to the Company’s business. Investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in operations to the extent the Company has an investment in the investee recorded as an asset (see Notes 3 and 4 relating to Neuralstem, Inc. (“Neuralstem”) and MetriGenix, Inc. (“MetriGenix”), respectively). The Company accounts for its other investments under the cost method of accounting, as the Company holds less than 20% of the voting stock outstanding under such arrangements and does not exert significant influence over these companies.

      Under an agreement with Avalon Pharmaceuticals, Inc. (“Avalon”), the Company received convertible preferred stock in 1999. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of Avalon’s voting stock outstanding and does not exert significant influence over Avalon.

Goodwill

      Goodwill, from the acquisition of Oncormed, Inc. in 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill is being amortized over five years at a rate of approximately $1.5 million per year. Amortization expense was $1.5 million for each of the years ended December 31, 2001, 2000 and 1999. Accumulated amortization of goodwill was $5.0 million and $3.4 million as of December 31, 2001 and 2000, respectively.

      The Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. Based on the initial impairment test performed as of January 1, 2002, adoption of this standard resulted in no impairment to the value of goodwill in the Company’s financial statements.

Intangibles and Other Assets

      Intangibles and other assets consist primarily of licenses, patent costs and software and database development costs.

      The Company has licensed from third parties the proprietary rights and technical information covered by various patents and patent applications. These licenses will continue for the term of the agreement or the life of the respective patent, whichever is shorter. License costs are being amortized over their expected useful

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

lives, but not greater than the term of the agreement or the life of the respective patent. Certain agreements call for the payment of royalties and maintenance fees.

      Patent costs include issued patents and patent applications and are stated at cost. Amortization of issued patent costs is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years.

      In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company has capitalized certain software development costs incurred in developing certain products upon the demonstration of technological feasibility. Software development costs are being amortized over their expected useful life of three years upon release of the software or upgrades.

      Database development costs are being amortized over their expected useful lives ranging from two to three years upon release of the update.

Impairment of Long-Lived Assets

      Long-lived assets, consisting principally of property and equipment, long-term investments and intangible assets, including licenses, patent costs, goodwill and software and database development costs, are evaluated for possible impairment through a review of undiscounted expected future cash flows. If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Research and Development

      Research and development costs are charged to operations when incurred or acquired.

Revenue Recognition

      Subscription fees to GeneExpress products are recognized systematically over the term of the subscription agreement. Revenue for software arrangements is recognized in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition.” Technology and database access fees are recognized systematically over the term of the Company’s customer agreements. Revenue from research and development support is recognized when it is earned, which is ordinarily when the work is performed or costs are incurred. Milestone payments are recognized as revenue in accordance with the applicable performance requirements and contractual terms. Nonrefundable up-front payments are recognized as revenue systematically over the term of the agreement. Under agreements in which the Company creates databases in exchange for fixed fees, revenue from such agreements is recognized on the percentage-of-completion method.

      Revenue recognized for multiple element contracts are allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on the Company’s analysis of objective evidence from comparable historical sales of the individual element to customers. If such evidence of fair value for any element of the arrangement does not exist, revenue from such element is deferred until such time that evidence of fair value does exist or is recognized systematically over the longest performance period of the remaining elements.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Segment Information

      The Company currently operates in one business segment — the development of products related to genomic information. The Company is managed and operated as one business. Accordingly, the Company does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

      The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenue:

	Major Customers

	A	B	C	D

For the year ended:

December 31, 2001	—	11%	16%	—

December 31, 2000	32%	18%	—	—

December 31, 1999	43%	25%	—	12%

Change in Accounting Method

      Effective January 1, 2000, the Company changed its method of accounting for revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Prior to 2000, the Company recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers these nonrefundable up-front payments and recognizes them as revenue systematically over the life of the related collaboration agreements. The cumulative effect of the change on prior years resulted in a charge of $1.3 million, which is included in the net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2001 and 2000, was to increase revenue and decrease net loss before the cumulative effect of the accounting change by $0.5 million ($0.02 per share) and $0.8 million ($0.03 per share), respectively.

      Assuming the accounting change was made retroactively to prior periods, for the year ended December 31, 1999, the pro forma amounts for revenue and net loss were $20.0 million and $19.8 million, respectively. The pro forma basic and diluted net loss per common share would have been $1.00 for the same period.

Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

Basic and Diluted Net Loss Per Common Share

      Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from all outstanding stock options and warrants are excluded from the computation, as their effect is antidilutive.

Stock Option Plans

      Prior to January 1, 1996, the Company’s policy was to account for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current fair value of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS 123 had been applied. The Company elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. The Company uses the Black-Scholes option pricing model to estimate the fair value of options and warrants granted.

Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS 142, which is effective for fiscal years beginning after December 15, 2001. Under the new standard, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statement. Application of the nonamortization provisions of the Statement will result in a decrease in amortization expenses and net loss of $1.5 million per year. Other intangible assets will continue to be amortized over their expected useful lives and reviewed for impairment.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137 and 138. SFAS 133 requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard had no impact on the Company’s financial statements.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 1 — Organization and Summary of Significant Accounting Policies — (Continued)

long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS 144 effective January 1, 2002, which had no material impact on the Company’s financial statements.

Note 2 — Property and Equipment

      Property and equipment includes the following as of December 31, 2001 and 2000:

	2001	2000

Furniture	$1,495	$1,024

Computer and office equipment	12,675	9,535

Laboratory equipment	9,085	8,802

Leasehold improvements	8,137	5,349

	31,392	24,710

Less — accumulated depreciation and amortization	(13,034)	(8,716)

Property and equipment, net	$18,358	$15,994

      Depreciation expense was $5.4 million, $3.9 million and $3.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capitalized interest in relation to leasehold improvements was $0.1 million for the year ended December 31, 2001.

Note 3 — Investment in Neuralstem

      During 2000, the Company purchased a 26.7% voting stock interest in Neuralstem, a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, the Company recorded its equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001, following a repurchase of shares by Neuralstem which reduced the Company’s voting stock interest to 14.8%, the Company began accounting for its investment in Neuralstem under the cost method of accounting and the financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. Neuralstem repurchased the shares for approximately $2.7 million, payable pursuant to a promissory note. No gain or loss was recognized for this transaction. The Company’s equity share of losses of Neuralstem was $1.5 million through April 30, 2001. During the fourth quarter of 2001, the Company recorded a $2.5 million write-down of its investment to reflect Neuralstem’s estimated market value. At December 31, 2001, following the write-down, the value of the Company’s investment, including the promissory note, was $4.3 million.

Note 4 — Spin-Off of Assets to MetriGenix

      During 2001, the Company completed a spin-off of its patented Flow-thru Chip™ technology to a newly created subsidiary, MetriGenix. The Company contributed relevant intellectual property and know-how

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 4 — Spin-Off of Assets to MetriGenix — (Continued)

associated with the Flow-thru Chip technology, and transferred certain employees, to the new venture in exchange for voting common stock. Concurrent with the spin-off, MetriGenix completed a private equity financing of voting preferred stock, which reduced the Company’s voting ownership interest to 54% as of the closing. The shareholders entered into an agreement which contains certain restrictions on transfer of MetriGenix stock and provisions regarding certain matters of corporate governance, including provisions that provide the investors with veto rights with respect to certain significant aspects of MetriGenix’s operations. As a result, because the Company does not control MetriGenix, the Company accounts for its investment using the equity method. During the year ended December 31, 2001, the Company recorded 100% of MetriGenix’s losses up to the value of the Company’s contribution ($0.9 million). As the Company’s investment in MetriGenix has been reduced to zero at December 31, 2001 and there is no commitment to provide future funding, the Company does not expect to record additional losses related to this investment in the future. The Company also entered into certain agreements with MetriGenix including a subscription to GeneExpress and to provide certain administrative services and subleased space. No revenue was recorded related to the subscription in 2001. For the year ended December 31, 2001, the Company received fees of $0.3 million for reimbursement of costs associated with providing administrative services and subleased space. These fees will continue as long as the Company provides such services and subleased space and are expected to approximate $0.5 million in 2002.

Note 5 — Intangibles and Other Assets

      Intangibles and other assets consist of the following as of December 31, 2001 and 2000:

	2001	2000

Licenses	$8,140	$7,573

Patent costs	2,541	1,988

Software development costs	11,578	5,378

Database development costs	4,013	3,846

Promissory note receivable	1,389	—

Other	51	113

	27,712	18,898

Less — accumulated amortization	(8,792)	(2,380)

Intangibles and other assets, net	$18,920	$16,518

      Amortization expense was $5.6 million, $2.9 million and $0.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capitalized interest in relation to software development costs was $0.2 million for the year ended December 31, 2001.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 6 — Accrued Expenses

      Accrued expenses consist of the following as of December 31, 2001 and 2000:

	2001	2000

Property additions	$378	$2,857

Professional fees	841	1,105

Payroll, taxes and benefits	3,604	4,910

Consulting fees	199	156

Accrued expenses	$5,022	$9,028

Note 7 — Long-Term Debt

      Long-term debt at December 31, 2001 and 2000, consists of the following:

	2001	2000

Equipment loans:

Variable rate equipment loan	$—	$2,382

9.0% equipment loan	—	210

Other	338	374

	338	2,966

Less — current portion	(38)	(1,335)

Long-term debt	$300	$1,631

      As of December 31, 2001, principal payments on long-term debt are as follows:

Year ending December 31,

2002	$38

2003	40

2004	42

2005	44

2006	47

2007 and thereafter	127

$338

      During 2001, the Company paid in full two outstanding equipment loans, including a prepayment of $1.9 million. As of December 31, 2001, the remaining loan is being repaid in equal quarterly installments through June 2009.

      Interest expense was $0.2 million, $0.4 million and $0.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 8 — Stockholders’ Equity

      On February 1, 2000, the Company completed a follow-on public offering of its common stock at $56.00 per share. The Company sold 4,680,000 shares, including the underwriters’ over-allotment option. Net

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 8 — Stockholders’ Equity — (Continued)

proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses, were approximately $247.5 million.

Note 9 — Business Agreements

      As of December 31, 2001, the Company’s business portfolio consisted of agreements with pharmaceutical and biotechnology companies utilizing the Company’s genomic information products and services, which include 18 subscription agreements for access to the Company’s GeneExpress products, as well as an aggregate of 11 agreements to license the Company’s Genesis software and related professional services, to obtain reports on single-gene analysis from GeneExpress, to supply a proprietary gene expression database and to build customized information products based on proprietary services. Some of these agreements are with the same pharmaceutical and/or biotechnology company. Under GeneExpress product subscription agreements, each subscriber has agreed to pay, during the term of the agreement, annual subscription fees to receive non-exclusive access to selected GeneExpress database products. Genesis software agreements provide the Company with license and ongoing maintenance fees, in addition to fees for professional services. Agreements to purchase reports on single-gene analysis provide the Company with fees on a pay-per-view basis. The customized information product agreements provide the Company with research support. The Company’s GeneExpress product agreements often require the Company to provide specific content updates. In addition, the Company’s business agreements may provide the right for early termination without penalty to the customer.

      During December 2000, N.V. Organon terminated its Collaboration and License Agreement with the Company. Under the agreement, the Company received the $2.0 million which was outstanding and simultaneously purchased, for $2.0 million, an exclusive perpetual license to data that was developed under this agreement. In addition, N.V. Organon entered into a multi-year GeneExpress database subscription in October 2000.

Note 10 — Income Taxes

      The actual income tax expense for the years ended December 31, 2001, 2000 and 1999, is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	2001	2000	1999

Tax benefit at federal statutory rate	$(11,279)	$(8,166)	$(7,001)

State income taxes, net of federal income tax effect	(1,527)	(1,105)	(949)

Benefit from stock option compensation	(1,723)	(12,846)	(391)

Other	1,554	(145)	1,082

Net operating loss valuation adjustment	—	—	(2,058)

Increase in valuation allowance	13,508	22,472	9,537

Income tax expense	$533	$210	$220

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 10 — Income Taxes — (Continued)

      The tax effect of cumulative temporary differences at December 31, 2001 and 2000, follows:

	2001	2000

Deferred Tax Assets:

Tax carryforwards	$63,946	$49,698

Contract revenue	1,748	1,511

Net loss in unconsolidated investee	1,809	—

Amortization	—	423

Accrued vacation	410	297

Other	760	550

	68,673	52,479

Less — valuation allowance	(65,128)	(51,620)

Net deferred tax assets	$3,545	$859

Deferred Tax Liabilities:

Capitalized software costs	$3,257	$490

Depreciation	136	86

Other	152	283

Net deferred tax liabilities	$3,545	$859

      At December 31, 2001, Net Operating Loss carryforwards (“NOLs”) for income tax purposes were approximately $157.7 million, including approximately $30.0 million related to Oncormed prior to the Merger. The Company also has research and development tax credit carryforwards of approximately $3.0 million as of December 31, 2001. The carryforwards, if not utilized, will expire in increments from 2008 through 2021. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs will ever be fully utilized. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 11 — Commitments and Contingencies

Operating Leases

      The Company conducts all of its operations from leased facilities in Gaithersburg, Maryland and Berkeley, California under operating leases with varying terms expiring through 2010. These leases obligate the Company to pay building operating costs and also contain renewal provisions.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 11 — Commitments and Contingencies — (Continued)

      Future minimum lease payments on these operating leases as of December 31, 2001, are as follows:

Year ending December 31,

2002	$2,875

2003	2,940

2004	2,812

2005	2,735

2006	2,806

2007 and thereafter	6,753

$20,921

      Rent expense for the years ended December 31, 2001, 2000 and 1999, was $2.8 million, $2.1 million and $1.8 million, respectively.

Purchase Commitments

      The Company currently contracts with a third-party supplier, Affymetrix, to supply its GeneChip® microarrays. Under this agreement, the Company is required to purchase at least $15.1 million in products and services in 2002.

Contingencies

      Clinical trials, manufacturing, marketing and sale of any of the Company’s customers’ potential therapeutic or diagnostic products may expose the Company to liability claims from the use of such products. The Company currently maintains professional liability insurance.

Litigation

      The Company is not subject to any pending litigation.

Note 12 — 401(k) Retirement Plan

      During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under this plan, all employees 18 years of age or older and with at least one day of service with the Company are eligible, starting on the calendar quarter, to contribute up to 15% of their combined salary and bonus. Employee contributions are 100% vested. The Company is not required to make any contributions to the 401(k) Plan and has not made any contributions through December 31, 2001.

Note 13 — Stock Based Compensation

      During 1996, the Company instituted a stock plan (the “Stock Plan”), which was amended and restated in 1997, whereby the Company’s Compensation Committee of the Board of Directors (the “Committee”), at its discretion, can grant options, award stock or provide opportunities to make direct purchases of stock to employees, officers, directors and consultants of the Company and related corporations. The Stock Plan authorizes the grant of options for up to 8,600,000 shares of common stock. At December 31, 2001, there were 646,077 shares reserved for issuance under the Stock Plan. During 1997, the Company adopted a Directors’

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 13 — Stock Based Compensation — (Continued)

stock plan (the “Directors’ Plan”) to provide for granting of options to non-employee directors of the Company. The Directors’ Plan is administered by the Committee which is authorized to grant options of up to 325,000 shares of common stock. At December 31, 2001, there were 122,500 shares reserved for issuance under the Directors’ Plan. Options are to be granted at the fair market value of the common stock at the grant date. The options, awards and opportunities to purchase stock expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years. During 1997, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 500,000 shares of common stock. The Purchase Plan allows employees to purchase common stock of the Company through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of either the market price of the shares at the time of purchase or the market price at the employees’ eligibility date. At December 31, 2001, there were 138,856 shares reserved for issuance under the Purchase Plan.

      The following is a rollforward of option activity for the years ended December 31, 2001, 2000 and 1999:

		Shares Subject to
		Outstanding Options

	Shares		Weighted
	Available		Average
	For Grant	Shares	Exercise Price

Balance at January 1, 1999	2,111,285	2,885,136	$3.57

Additional authorization	1,200,000	—	—

Options granted	(1,622,463)	1,622,463	$5.57

Options exercised	—	(249,860)	$2.01

Options cancelled	328,725	(328,725)	$5.02

Balance at December 31, 1999	2,017,547	3,929,014	$4.41

Additional authorization	1,500,000	—	—

Options granted	(2,466,560)	2,466,560	$46.82

Options exercised	—	(1,163,721)	$4.02

Options cancelled	694,087	(694,087)	$19.66

Balance at December 31, 2000	1,745,074	4,537,766	$25.16

Options granted	(1,657,657)	1,657,657	$16.10

Options exercised	—	(515,857)	$4.31

Options cancelled	681,160	(681,160)	$40.46

Balance at December 31, 2001	768,577	4,998,406	$22.23

      Options to purchase a total of 2,961,240, 2,003,371 and 1,442,735 at December 31, 2001, 2000 and 1999, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $8.43, $37.66 and $3.50, respectively.

      During the year ended December 31, 1997, the Company granted options with exercise prices below fair value. The Company recorded deferred compensation of $6.9 million at December 31, 1997, and compensation expense of $0.7 million, $1.2 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, related to these option grants.

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 13 — Stock Based Compensation — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2001	Life	Price	2001	Price

$0.15 – $4.13	766,284	6.3 Years	$3.00	632,141	$2.80

$4.14 – $8.50	883,259	7.1 Years	$5.35	605,042	$5.37

$8.51 – $14.00	890,704	9.4 Years	$12.41	326,274	$12.30

$14.01 – $25.00	1,013,586	8.6 Years	$19.97	488,538	$20.04

$25.01 – $50.00	665,161	8.3 Years	$32.08	341,192	$32.75

$50.01 – $123.00	779,412	7.8 Years	$66.05	568,053	$64.90

$0.15 – $123.00	4,998,406	8.0 Years	$22.23	2,961,240	$22.58

      Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates, consistent with the method of SFAS 123, the Company’s net loss and loss per common share would have been changed to the pro forma amounts for the years ended December 31, 2001, 2000 and 1999 as indicated below:

	2001	2000	1999

Net loss before cumulative effect of change in accounting principle	$(58,253)	$(59,298)	$(22,852)

Cumulative effect of change in accounting principle	—	(1,322)	—

Net loss	$(58,253)	$(60,620)	$(22,852)

Basic and diluted net loss per common share:

Net loss before cumulative effect of change in accounting principle	$(2.19)	$(2.35)	$(1.15)

Cumulative effect of change in accounting principle	—	(0.05)	—

Net loss	$(2.19)	$(2.40)	$(1.15)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2001, 2000 and 1999, with the following assumptions:

	2001	2000	1999

Expected volatility	76%	143%	98%

Risk-free interest rate	2.99% to 4.69%	5.04% to 6.70%	4.57% to 6.97%

Expected lives	3 years	3 years	1 – 3 years

Dividend rate	0%	0%	0%

Gene Logic Inc.

Notes to Consolidated Financial Statements — (Continued)
December 31, 2001, 2000 and 1999
(in thousands, except per share data)

Note 14 — Related Party Transactions

      During 1999, the Company issued promissory notes to three officers of the Company totaling $0.8 million to offset tax liabilities for unrealized capital gains resulting from stock option exercises. In February 2000, two of the notes aggregating $0.6 million plus accrued interest were paid in full.

      In connection with the formation of MetriGenix, affiliates of two members of the Company’s Board of Directors purchased an aggregate of 73.3% of MetriGenix’s preferred stock and the Company entered into certain agreements with MetriGenix including a subscription to GeneExpress from which the Company derived no revenue for the year ended December 31, 2001 and to provide certain administrative services and subleased space (see Note 4). Fees charged to MetriGenix for administrative services and subleased space totaled $0.3 million of the year ended December 31, 2001. In addition, certain officers and a director of the Company purchased restricted shares of Common Stock of MetriGenix and the Company issued promissory notes to four of these officers representing loans issued to them to fund payment for the shares.

Note 15 — Quarterly Results of Operations (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 as restated for the cumulative effect of change in accounting principle as more fully described in Note 1.

	March 31	June 30	September 30	December 31

2001

Revenue	$8,211	$9,603	$11,547	$13,966

Net loss before equity in net loss of unconsolidated investees	(9,416)	(9,102)	(6,421)	(5,912)

Equity in net loss of unconsolidated investees	1,189	261	817	54

Net loss	$(10,605)	$(9,363)	$(7,238)	$(5,966)

Basic and diluted net loss per common share:

Net loss before equity in net loss of unconsolidated investees	$(0.36)	$(0.34)	$(0.24)	$(0.22)

Equity in net loss of unconsolidated investees	(0.05)	(0.01)	(0.03)	—

Net loss	$(0.40)	$(0.35)	$(0.27)	$(0.22)

2000

Revenue	$5,328	$6,789	$5,394	$9,373

Net loss before cumulative effect of change in accounting principle	(4,654)	(4,812)	(7,845)	(5,385)

Cumulative effect of change in accounting principle	(1,322)	—	—	—

Net loss	$(5,976)	$(4,812)	$(7,845)	$(5,385)

Basic and diluted net loss per common share:

Net loss before cumulative effect of change in accounting principle	$(0.20)	$(0.19)	$(0.30)	$(0.21)

Cumulative effect of change in accounting principle	(0.06)	—	—	—

Net loss	$(0.25)	$(0.19)	$(0.30)	$(0.21)