Form 10-Q
period 2002-03-31
GENE LOGIC INC
filed 2002-05-10
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1411336 (I.R.S. Employer Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland 20878
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [   ]

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 26,911,079 as of April 30, 2002.

GENE LOGIC INC.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

GENE LOGIC INC.

BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,135	$128,273
Marketable securities available-for-sale	—	69,545
Accounts receivable	3,382	2,460
Inventories, net	6,831	6,097
Prepaid expenses	3,157	2,348
Other current assets	1,832	3,512

Total current assets	200,337	212,235
Property and equipment, net	17,994	18,358
Long-term investments	6,021	4,631
Notes receivable from employees	101	106
Goodwill, net	2,677	2,677
Intangibles, net	19,590	17,480
Other assets	51	1,440

Total assets	$246,771	$256,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,659	$8,479
Accrued expenses	4,162	5,022
Current portion of long-term debt	39	38
Deferred revenue	11,082	11,512

Total current liabilities	21,942	25,051
Deferred revenue	3,749	4,525
Long-term debt	290	300
Other noncurrent liabilities	1,036	1,024

Total liabilities	27,017	30,900

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 26,904,029 and 26,767,837 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively	269	268
Additional paid-in capital	362,343	361,067
Accumulated other comprehensive income	—	17
Accumulated deficit	(142,858)	(135,325)

Total stockholders’ equity	219,754	226,027

Total liabilities and stockholders’ equity	$246,771	$256,927

See accompanying notes.

GENE LOGIC INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenue	$11,842	$8,211
Expenses:
Research and development	14,294	15,690
Selling, general and administrative	5,725	4,793
Amortization of goodwill	—	381

Total expenses	20,019	20,864

Loss from operations	(8,177)	(12,653)
Interest income, net	839	3,286
Income tax expense	195	49
Equity in net loss of unconsolidated investee	—	1,189

Net loss	$(7,533)	$(10,605)

Basic and diluted net loss per common share	$(0.28)	$(0.40)

Shares used in computing basic and diluted net loss per common share	26,833	26,248

See accompanying notes.

GENE LOGIC INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(7,533)	$(10,605)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,959	2,909
Amortization of goodwill	—	381
Amortization of deferred compensation	—	279
Net loss from investment in unconsolidated investee	—	1,189
Changes in operating assets and liabilities:
Accounts receivable	(922)	123
Inventories	(734)	(945)
Prepaid expenses	(809)	(485)
Other current assets	1,680	2,490
Other assets	—	(152)
Accounts payable	(1,820)	4,471
Litigation settlement payable	—	(9,000)
Accrued expenses	(860)	(2,888)
Deferred revenue	(1,206)	458
Other noncurrent liabilities	12	236

Net cash flows from operating activities	(9,233)	(11,539)

Cash flows from investing activities:
Purchases of property and equipment	(1,021)	(4,677)
Purchases of licenses and patent costs	(785)	(315)
Software and database development costs	(2,895)	(1,349)
Proceeds from sale and maturity of marketable securities available-for-sale	69,528	—

Net cash flows from investing activities	64,827	(6,341)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,277	2,043
Proceeds from exercise of warrant	—	534
Repayments of equipment loans	(9)	(348)

Net cash flows from financing activities	1,268	2,229

Net increase (decrease) in cash and cash equivalents	56,862	(15,651)
Cash and cash equivalents, beginning of period	128,273	229,482

Cash and cash equivalents, end of period	$185,135	$213,831

Supplemental disclosure:
Taxes paid	$150	$—

Interest paid	$4	$58

See accompanying notes.

GENE LOGIC INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

     For the three months ended March 31, 2001, the unaudited financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiary (the “Company”). The Company and its wholly owned subsidiary were merged in the fourth quarter of 2001. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Segment Information

     The Company currently operates in one business segment — the development of products related to genomic information. The Company is managed and operated as one business segment. Accordingly, the Company does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

     The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenue:

	Major Customers

	A	B

For the three months ended:
March 31, 2002	11%	—
March 31, 2001	—	13%

New Accounting Pronouncements

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

Reclassifications

     Certain reclassifications have been made to the prior period’s financial statements to conform with the current period’s presentation.

Note 2 — Goodwill and intangible assets

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized but tested for impairment on a periodic basis.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net loss and loss per common share to the pro forma amounts adjusted for the exclusion of goodwill amortization is as follows:

	Three Months Ended March 31,

	2002	2001

Reported net loss	$(7,533)	$(10,605)
Add: Goodwill amortization	—	381

Pro forma adjusted net loss	$(7,533)	$(10,224)

Basic and diluted net loss per common share:
Report net loss	$(0.28)	$(0.40)
Add: Goodwill amortization	—	0.01

Pro forma adjusted net loss	$(0.28)	$(0.39)

     There were no changes in the carrying amount of goodwill for the quarter ended March 31, 2002 based on the initial impairment test performed as of January 1, 2002 which resulted in no impairment to the value of goodwill in the Company’s financial statements. Additionally, as required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, no reclassifications were required as of March 31, 2002.

     Information regarding the Company’s other intangible assets is as follows:

	March 31, 2002	December 31, 2001

Carrying amount:
Licenses	$8,915	$8,140
Patent costs	2,555	2,541
Software development costs	13,405	11,578
Database development costs	5,081	4,013

Total carrying amount	$29,956	$26,272

Accumulated amortization:
Licenses	$3,448	$3,067
Patent costs	297	257
Software development costs	3,887	3,146
Database development costs	2,734	2,322

Total accumulated amortization	$10,366	$8,792

Net carrying value:
Licenses	$5,467	$5,073
Patent costs	2,258	2,284
Software development costs	9,518	8,432
Database development costs	2,347	1,691

Total net carrying value	$19,590	$17,480

     Amortization expense for the three months ended March 31, 2002 was $1.6 million. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows:

2002 (remaining 9 months)	$5,401
2003	6,246
2004	4,067
2005	1,775
2006	337

Item 2.   Management’s Discussions and Analysis of Results of Operations and Financial Condition

     This Quarterly Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in this Quarterly Report. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in research and product development, our ability to retain existing and obtain additional customers, risks relating to the development of genomic information products and their use by existing and potential customers and ultimate consumers, our reliance on Affymetrix, Inc. for GeneChip® microarrays and other sole source suppliers, our ability to limit our losses and become profitable, continued access to necessary human and animal tissue samples, our ability to enforce our intellectual property rights, and the impact of intellectual property rights of others, as well as other risks and uncertainties included in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001. We assume no obligation to update any forward-looking statements contained in this Quarterly Report.

     Unless the context requires otherwise, references in this Quarterly Report to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc.

     GeneExpress® is a registered trademark of Gene Logic. BioExpressTM, ToxExpressTM and Genesis: The GeneExpress Enterprise SystemTM (“Genesis” or “Genesis Enterprise System”) are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

Overview

     We were incorporated in September 1994 and have devoted substantially all of our resources to the development, marketing and sales of genomic information and bioinformatics products and services to pharmaceutical and biotechnology companies for use in drug discovery and drug development.

     We commenced operations in 1996 and in 1997 began developing custom gene expression databases designed for our customers’ internal research and development programs targeted to specific therapeutic areas of interest. The skills and competencies acquired in creating such customized information products became the foundation for developing GeneExpress, our large-scale reference database of gene expression information, in early 1999. GeneExpress comprises what we believe to be one of the world’s most comprehensive surveys of gene expression in human and animal tissues related to disease and drug toxicity. The first commercial version of GeneExpress was launched in late 1999. Currently, we market and sell our GeneExpress line of products and services to pharmaceutical and biotechnology customers worldwide. We sold our first subscription to GeneExpress in December 1999.

     Our GeneExpress information products and services consist of three primary products: BioExpress, from which are derived DataSuites, CustomSuites and GeneExpress Reports; ToxExpress; and Genesis Enterprise System and its associated professional services. Typically, GeneExpress products are accessed under three-year term subscription agreements with current aggregate pricing ranging between $2.5 million and $16.0 million, depending upon a variety of factors, including the product accessed and the level and type of information. Current pricing for GeneExpress Reports is on a pay-per-view basis and ranges between $25,000 and $0.3 million, depending on the number of genes and tissue samples surveyed. Current pricing for a license to Genesis and its associated professional services range from $0.3 million to over $1.0 million, depending upon which elements of the system and services are purchased. Pricing for customized information products based on proprietary genomic services under collaboration agreements have been determined on a case-by-case basis and typically include annual access fees, research support and milestone payments.

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

     We have incurred operating losses in each year since our inception. At March 31, 2002, we had accumulated operating losses of $142.9 million. Our losses have resulted principally from costs incurred in the development of our genomic information products and services, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue, which to date have been generated principally from subscriptions to our GeneExpress products and services and agreements for our customized information products. We expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended March 31, 2002 And 2001

     Revenue increased $3.6 million or 44% to $11.8 million for the three months ended March 31, 2002 from $8.2 million for the same period in 2001. The increase in revenue resulted primarily from additional subscribers to our GeneExpress product line and expanded subscription levels for existing GeneExpress customers. Revenue from UCB Research accounted for 10% or more of revenue for the three months ended March 31, 2002 and revenue from Procter & Gamble accounted for 10% or more of revenue for the three months ended March 31, 2001. As of December 31, 2001, we had concluded all of our obligations under the terms of the agreements with Japan Tobacco and Procter & Gamble and no revenue was recognized during the three months ended March 31, 2002 for these customers.

     Research and development expenses decreased to $14.3 million for the three months ended March 31, 2002 from $15.7 million for the same period in 2001. The decrease in research and development expenses was largely due to lower expenses as a result of our efforts in upgrading GeneExpress using the new Affymetrix GeneChip Human Genome U-133 Set. The costs of upgrading GeneExpress are being capitalized and will be amortized to expense over a two-year period which is anticipated to begin in the third quarter of 2002. The decrease in such expenses was partially offset by higher usage of other Affymetrix microarrays used primarily to generate data for ToxExpress. Research and development expenses are expected to increase during the year due to our continued expansion of our GeneExpress product lines’ content, release of the GeneExpress upgrade and enhancements to its bioinformatics capabilities and development of new product offerings.

     Selling, general and administrative expenses increased to $5.7 million for the three months ended March 31, 2002 from $4.8 million for the same period in 2001. These costs include the costs of corporate operations, finance and accounting, human resources and other general operations. Of the increase in selling, general and administrative expenses, $0.7 million was due to the further development of our sales and marketing efforts. Selling, general and administrative expenses are expected to increase slightly as we expand our product offerings and related sales and marketing efforts.

     In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which we adopted January 1, 2002, we no longer amortize goodwill, but instead apply annual impairment tests in accordance with the Statement. We completed the initial impairment analysis upon its adoption, which resulted in no impairment to goodwill. Amortization of goodwill was $0.4 million for the three months ended March 31, 2001, as a result of the acquisition of Oncormed in September 1998.

     Net interest income decreased to $0.8 million for the three months ended March 31, 2002 from $3.3 million for the same period in 2001 primarily due to a decrease in the rates of return for our investments in, and to a lesser degree a decline in our balance of, cash, cash equivalents and marketable securities available-for-sale.

     During 2000, we purchased a 26.7% voting stock interest in Neuralstem, Inc., a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, we recorded our equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001, as our voting stock interest was reduced below 15%, we began accounting for our investment in Neuralstem under the cost method of accounting and our financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. At March 31, 2002, the value of our investment was $4.3 million.

Liquidity and Capital Resources

     From inception through March 31, 2002, we have financed our operations through the sale of equity securities and payments from customers. In February 2000, we completed a follow-on public offering of 4,680,000 shares of our common stock, generating net proceeds of approximately $247.5 million. As of March 31, 2002, we had approximately $185.1 million in cash, cash equivalents and marketable securities, compared to $197.8 million as of December 31, 2001.

     Net cash used in operating activities was $9.2 million for the three months ended March 31, 2002 compared to $11.5 million during the same period in 2001. The negative operating working capital for the three months ended March 31, 2002 and 2001 was primarily due to the continued funding of our operating losses.

     During the three months ended March 31, 2002 and 2001, our investing activities, other than purchases and sales and maturities of available-for-sale securities, consisted primarily of capital expenditures and software and database development costs. Capital expenditures for the three months ended March 31, 2002 and 2001 amounted to $1.0 million and $4.7 million, respectively. For the three months ended March 31, 2001, approximately $3.2 million of these expenditures related to the build-out of our production facility, which was completed in March 2001. We expect laboratory and computer equipment purchases to continue as we expand the content of, and the products derived from, GeneExpress.

     We have capitalized software costs of $1.8 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively. These costs relate to ongoing efforts to enhance Genesis, the software platform of our GeneExpress product line. During the three months ended March 31, 2002, we capitalized $1.1 million of database development costs related to the upgrade of data in GeneExpress as a result of Affymetrix’s release of their GeneChip Human Genome U133 Set. These costs will continue in 2002 and are expected to be greater than those incurred for the previous upgrade in 2000. Software and database development costs are being amortized over their expected useful lives of three and two years, respectively. Additional software and database development costs are expected to continue as a result of ongoing efforts to further enhance our GeneExpress line of products and services.

     Our financing activities, other than the repayment of equipment loans, consisted of the exercise of stock options and the exercise of a warrant in February 2001.

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

     We believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Business — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001.

New Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, which we adopted on January 1, 2002. Under the new standards, goodwill is no longer being amortized, but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their expected useful lives. We applied the new standards on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement resulted in a decrease in amortization expenses and net loss of $0.4 million for the three months ended March 31, 2002. We completed the first of the required impairment tests of goodwill as of January 1, 2002, resulting in no impairment to goodwill.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2002, we had cash and cash equivalents of approximately $185.1 million. Cash and cash equivalents consisted of money market accounts, investment-grade commercial paper and government agency notes. Based on the cash balance at March 31, 2002, a 100 basis point adverse movement in interest rates would result in an increase in net loss for the three months ended March 31, 2002 by approximately $0.5 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

A)	Exhibits:

None.

B)	Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC

Date: May 10, 2002	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)