Form 10-Q
period 2002-06-30
GENE LOGIC INC
filed 2002-08-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to ______.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1411336 (I.R.S. Employer Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland 20878
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [  ]

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 27,022,508 as of July 31, 2002.

GENE LOGIC INC.

PART I                  FINANCIAL INFORMATION

Item 1.   Financial Statements

GENE LOGIC INC.

BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$180,971	$128,273
Marketable securities available-for-sale	—	69,545
Accounts receivable	3,048	2,460
Inventory, net	6,551	6,097
Prepaid expenses	3,180	2,348
Other current assets	1,040	3,512

Total current assets	194,790	212,235
Property and equipment, net	17,030	18,358
Long-term investments	6,021	4,631
Notes receivable from employees	64	106
Goodwill, net	2,677	2,677
Intangibles, net	22,393	17,480
Other assets	51	1,440

Total assets	$243,026	$256,927

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,035	$8,479
Accrued expenses	4,679	5,022
Current portion of long-term debt	39	38
Deferred revenue	12,715	11,512

Total current liabilities	23,468	25,051
Deferred revenue	2,332	4,525
Long-term debt	730	300
Other noncurrent liabilities	1,048	1,024

Total liabilities	27,578	30,900

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 26,921,289 and 26,767,837 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	269	268
Additional paid-in capital	362,417	361,067
Accumulated other comprehensive income	—	17
Accumulated deficit	(147,238)	(135,325)

Total stockholders’ equity	215,448	226,027

Total liabilities and stockholders’ equity	$243,026	$256,927

See accompanying notes.

GENE LOGIC INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$14,066	$9,603	$25,908	$17,815
Expenses:
Research and development	14,115	15,109	28,408	30,799
Selling, general and administrative	4,977	5,412	10,703	10,204
Amortization of goodwill	—	381	—	762

Total operating expenses	19,092	20,902	39,111	41,765

Loss from operations	(5,026)	(11,299)	(13,203)	(23,950)
Interest (income), net	(785)	(2,278)	(1,624)	(5,564)
Other (income)	(250)	(83)	(250)	(83)
Income tax expense	389	164	584	213
Equity in net loss of unconsolidated investee	—	261	—	1,450

Net loss	$(4,380)	$(9,363)	$(11,913)	$(19,966)

Basic and diluted net loss per common share	$(0.16)	$(0.35)	$(0.44)	$(0.76)

Shares used in computing basic and diluted net loss per common share	26,915	26,495	26,874	26,372

See accompanying notes.

GENE LOGIC INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(11,913)	$(19,966)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,374	5,413
Amortization of goodwill	—	762
Amortization of deferred compensation	—	558
Net loss from investment in unconsolidated investee	—	1,450
Gain from the sale of equity investment	(250)	—
Changes in operating assets and liabilities:
Accounts receivable	(588)	(108)
Inventory, net	(454)	1,249
Prepaid expenses	(832)	(530)
Other current assets	2,470	2,349
Other assets	—	(169)
Accounts payable	(2,444)	2,641
Litigation settlement payable	—	(9,000)
Accrued expenses	(343)	(3,504)
Deferred revenue	(1,990)	(1,185)
Other noncurrent liabilities	24	287

Net cash flows from operating activities	(9,946)	(19,753)

Cash flows from investing activities:
Purchases of property and equipment	(1,433)	(5,660)
Purchases of licenses and patent costs	(1,103)	(624)
Software development and database upgrade costs	(7,424)	(2,955)
Sale (Purchase) of equity investment	1,250	(753)
Repayments of notes receivable from employees	44	41
Proceeds from sale and maturity of marketable securities available-for-sale	69,528	—

Net cash flows from investing activities	60,862	(9,951)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,351	2,911
Proceeds from exercise of warrant	—	534
Proceeds from note payable	450	—
Repayments of equipment loans	(19)	(761)

Net cash flows from financing activities	1,782	2,684

Net increase (decrease) in cash and cash equivalents	52,698	(27,020)
Cash and cash equivalents, beginning of period	128,273	229,482

Cash and cash equivalents, end of period	$180,971	$202,462

Supplemental disclosure:
Taxes paid	$754	$208

Interest paid	$8	$107

Non-cash transactions:
Equity investment received as partial payment for a GeneExpress subscription	$1,000	$—

Promissory note received from sale of investment	$—	$2,654

See accompanying notes.

GENE LOGIC INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 1 — Summary of significant accounting policies

Basis of Presentation

     For the three and six months ended June 30, 2001, the unaudited financial statements include the accounts of Gene Logic Inc. (the “Company”) and its wholly owned subsidiary. The Company and its wholly owned subsidiary were merged in the fourth quarter of 2001. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2002, statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Segment Information

     The Company currently operates in one business segment—the development of products and services related to genomic information. The Company is managed and operated as one business segment. Accordingly, the Company does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

     The following is a breakdown by major customers exceeding ten percent (10%) of revenue:

	Major Customers

	A	B

For the three months ended:
June 30, 2002	—	—
June 30, 2001	11%	10%
For the six months ended:
June 30, 2002	—	—
June 30, 2001	12%	10%

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

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net loss and loss per common share to the pro forma amounts adjusted for the exclusion of goodwill amortization is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net loss	$(4,380)	$(9,363)	$(11,913)	$(19,966)
Add: Goodwill amortization	—	381	—	762

Pro forma adjusted net loss	$(4,380)	$(8,982)	$(11,913)	$(19,204)

Basic and diluted net loss per common share:
Reported net loss	(0.16)	$(0.35)	$(0.44)	$(0.76)
Add: Goodwill amortization	—	0.01	—	0.03

Pro forma adjusted net loss	$(0.16)	$(0.34)	$(0.44)	$(0.73)

     There were no changes in the carrying amount of goodwill for the quarter ended June 30, 2002 based on the initial impairment test performed as of January 1, 2002, which resulted in no impairment to the value of goodwill in the Company’s financial statements. Additionally, as required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, no reclassifications were required as of June 30, 2002.

     Information regarding the Company’s other intangible assets is as follows:

	June 30,	December 31,
	2002	2001

Carrying amount:
Licenses	$9,333	$8,140
Patent costs	2,451	2,541
Software development costs	15,212	11,578
Database upgrade costs	7,804	4,013

Total carrying amount	$34,800	$26,272

Accumulated amortization:
Licenses	$3,844	$3,067
Patent costs	340	257
Software development costs	4,914	3,146
Database upgrade costs	3,309	2,322

Total accumulated amortization	$12,407	$8,792

Net carrying value:
Licenses	$5,489	$5,073
Patent costs	2,111	2,284
Software development costs	10,298	8,432
Database upgrade costs	4,495	1,691

Total net carrying value	$22,393	$17,480

     Amortization expense for the three and six months ended June 30, 2002 was $2.0 million and $3.6 million, respectively. Amortization expense for the three and six months ended June 30, 2001 was $1.1 million and $2.7 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows:

2002 (remaining 6 months)	$4,478
2003	7,993
2004	4,933
2005	1,879
2006	337

Item 2. Management’s Discussions and Analysis of Results of Operations and Financial Condition

     This Quarterly Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in this Quarterly Report. These risks and uncertainties include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industries in research and product development, our ability to retain existing and obtain additional customers in a timely manner, capital markets and other economic conditions adversely affecting the purchasing patterns of pharmaceutical and biotechnology companies, risks relating to the development of genomic information products and their use by existing and potential customers and ultimate consumers, our reliance on Affymetrix, Inc. for GeneChip® microarrays and other sole source suppliers, our ability to limit our losses and become profitable, our ability to timely supply customers with new general and customer-specific products, continued access to necessary human and animal tissue samples, the impact of technological advances and competition, our ability to enforce our intellectual property rights, and the impact of intellectual property rights of others, as well as other risks and uncertainties included in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001. We assume no obligation to update any forward-looking statements contained in this Quarterly Report.

     Unless the context requires otherwise, references in this Quarterly Report to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc.

     GeneExpress® is a registered trademark of Gene Logic. BioExpressTM, DataSuites™, CustomSuites™, ToxExpressTM, ToxSuites™, ToxScreen™ Reports and Genesis: The GeneExpress Enterprise SystemTM (“Genesis” or “Genesis Enterprise System”) are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

Overview

     We were incorporated in September 1994 and have devoted substantially all of our resources to the development, marketing and sales of genomic information and bioinformatics products and services to pharmaceutical and biotechnology companies for use in drug discovery and drug development.

     We commenced operations in 1996. In 1997, we began developing customized information products based on proprietary genomic services under collaboration agreements; these products were designed for our customers’ internal research and development programs targeted to specific therapeutic areas of interest. The skills and competencies acquired in creating such customized information products became the foundation for developing GeneExpress, our large-scale reference database of gene expression information, in early 1999. GeneExpress comprises what we believe to be one of the world’s most comprehensive surveys of gene expression in human and animal tissues related to disease and drug toxicity. The first commercial version of GeneExpress was launched in late 1999. We sold our first subscription to GeneExpress in December 1999. Currently, we market and sell our GeneExpress line of products and services to pharmaceutical and biotechnology customers worldwide.

     Our GeneExpress information products and services consist of three primary products: BioExpress, from which are derived additional products: DataSuites, CustomSuites and GeneExpress Reports; ToxExpress, from which are derived additional products: ToxSuites and ToxScreen Reports; and Genesis Enterprise System and its associated professional services. Typically, GeneExpress products, other than reports and the Genesis Enterprise System, are accessed under three-year term subscription agreements with current aggregate pricing per customer ranging between $2.5 million and $16.0 million, depending upon a variety of factors, including the product accessed and the level and type of information. Current pricing for GeneExpress Reports is on a pay-per-view basis and ranges between $25,000 and $0.3 million, depending on the number of genes and tissue samples surveyed. Pricing for ToxScreen Reports is anticipated to be at a level comparable to pricing for GeneExpress Reports, and will depend upon the scope and the number of compounds analyzed. Current pricing for a license to Genesis Enterprise System and its associated professional services range from $0.3 million to over $1.0 million, depending upon which elements of the system and services are purchased. Pricing for customized information products based on proprietary genomic services under collaboration agreements have been determined on a case-by-case basis and typically include annual access fees, research support and milestone payments.

     Subscription fees for GeneExpress products are recognized systematically over the term of the subscription. Fees for GeneExpress Report and ToxScreen Report purchases are recognized upon delivery of the report(s). Fees associated with Genesis Enterprise System licenses are currently recognized ratably over the term of the initial maintenance provision under the license agreement. Integration services fees are recognized on the percentage-of-completion method. Fees from customized information products are recognized when custom services are performed or costs are incurred. Milestone payments related to customized information products are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Under agreements in which we create databases in exchange for fixed fees, revenue from such agreements is recognized on the percentage-of-completion method. Our business agreements may provide the right for early termination without penalty to our customers.

     Our future profitability will depend in part on the continued successful commercialization of our GeneExpress products and services through the establishment of agreements with additional customers, renewal of agreements with, and agreements for additional products for, existing customers. Payments to access our GeneExpress products and services are expected to be our primary source of revenue for the foreseeable future. We have not received, and do not expect to receive, significant royalty or other revenue from development and commercialization of products by our customers using our information products. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

     We have incurred operating losses in each year since our inception. At June 30, 2002, we had accumulated operating losses of $147.2 million. Our losses have resulted principally from costs incurred in the development of our genomic information products and services, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue, which to date have been generated principally from subscriptions to our GeneExpress products and services and agreements for our customized information products. We expect to incur additional operating losses in the future.

Results of Operations

Three And Six Months Ended June 30, 2002 And 2001

     Revenue increased $4.5 million, or 46%, to $14.1 million for the three months ended June 30, 2002 from $9.6 million for the same period in 2001. Revenue increased $8.1 million, or 45%, to $25.9 million for the six months ended June 30, 2002 from $17.8 million for the same period in 2001. The increase in revenue resulted primarily from additional subscribers to our GeneExpress product line and expanded subscription levels for existing GeneExpress customers. Revenue from Boehringer Ingelheim and Proctor & Gamble accounted for 10% or more of revenue for the three and six months ended June 30, 2001. Due to current economic uncertainty, we experienced delays in purchase decisions among a number of our existing and potential customers during the second quarter. These delays will slow our revenue growth at least through the end of 2002.

     Research and development expenses decreased to $14.1 million and $28.4 million for the three and six months ended June 30, 2002, respectively, from $15.1 million and $30.8 million for the same periods in 2001. The decrease in research and development expenses was largely due to lower expenses as a result of our efforts in upgrading our GeneExpress databases using the new Affymetrix GeneChip Human Genome U-133 Set and a decrease in research and consulting agreements. During the upgrade, new content was added to our GeneExpress databases at a lower rate than normal. Costs incurred to upgrade our GeneExpress databases are capitalized and will be amortized over a two-year period. The decrease in these expenses was partially offset by higher usage of other Affymetrix microarrays used primarily to generate data for ToxExpress. Research and development expenses fluctuate with regard to both timing and amount, depending on the type and quantity of new content added to the GeneExpress databases. When compared to the first half of 2002, research and development expenses are expected to increase for the second half of the year due to our continued addition of new content to our GeneExpress databases, release of the GeneExpress upgrade and enhanced bioinformatics capabilities and development of new product offerings.

     Selling, general and administrative expenses include the costs of corporate operations, sales and marketing, finance and accounting, legal, human resources and other general operations. Selling, general and administrative expenses decreased to $5.0 million for the three months ended June 30, 2002 from $5.4 million for the same period in 2001, which was due to normal fluctuations in the costs of operations. For the six months ended June 30, 2002, selling, general and administrative expenses increased to $10.7 million from $10.2 million for the same period in 2001, of which $0.7 million was due to increased costs of our sales and marketing efforts. When compared to the first half of 2002, selling, general and administrative expenses are not expected to increase significantly for the second half of the year.

     In accordance with SFAS 142, which we adopted January 1, 2002, we no longer amortize goodwill, but instead apply annual impairment tests in accordance with the Statement. We completed the initial impairment analysis upon its adoption, which resulted in no impairment to goodwill. Amortization of goodwill was $0.4 million and $0.8 million for the three and six months ended June 30, 2001, respectively, and was the result of the acquisition of Oncormed in September 1998.

     Net interest income decreased to $0.8 million and $1.6 million for the three and six months ended June 30, 2002 from $2.3 million and $5.6 million for the same periods in 2001, primarily due to a decrease in the rates of return for our investments in, and to a lesser degree a decline in our balance of, cash, cash equivalents and marketable securities available-for-sale.

     Other income increased to $0.3 million for the three and six months ended June 30, 2002 from $0.1 million for the same periods in 2001, due to the gain recognized from the sale of an equity investment in 2002.

     During 2000, we purchased a 26.7% voting stock interest in Neuralstem, Inc., a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, we recorded our equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001 as our voting stock interest was reduced below 15%, we began accounting for our investment in Neuralstem under the cost method of accounting and our financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. At June 30, 2002, the book value of our investment was $4.3 million.

Liquidity and Capital Resources

     From inception through June 30, 2002, we have financed our operations through the sale of equity securities and payments from customers. As of June 30, 2002, we had approximately $181.0 million in cash, cash equivalents and marketable securities, compared to $197.8 million as of December 31, 2001.

     Net cash used in operating activities was $10.0 million for the six months ended June 30, 2002 compared to $19.8 million during the same period in 2001. The negative operating cash flow for the six months ended June 30, 2002 and 2001 was primarily due to the continued funding of our operating losses.

     During the six months ended June 30, 2002 and 2001, our investing activities, other than purchases and sales and maturities of available-for-sale securities, consisted primarily of capital expenditures and software development and database upgrade costs. Capital expenditures for the six months ended June 30, 2002 and 2001 amounted to $1.4 million and $5.7 million, respectively. For the six months ended June 30, 2001, approximately $3.2 million of these expenditures related to the build-out of our production facility, which was completed in March 2001. We expect laboratory and computer equipment purchases to continue as we expand the content of, and the products derived from, GeneExpress.

     We have capitalized software costs of $3.6 million and $3.0 million for the six months ended June 30, 2002 and 2001, respectively. These costs relate to ongoing efforts to enhance our Genesis Enterprise System, the software platform of our GeneExpress product line. During the six months ended June 30, 2002, we capitalized $3.8 million of costs related to the upgrade of data in GeneExpress as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set; the upgrade was substantially completed in the second quarter of 2002. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Capitalization of additional software development and database upgrade costs is expected to continue as a result of ongoing efforts to further enhance our GeneExpress line of products and services.

     Our financing activities, other than the repayment of equipment loans, consisted primarily of the exercise of stock options.

     In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplied its GeneChip microarrays to us for the development of gene expression databases. During 2001, we renegotiated and extended this agreement for two years, subject to renewal, commencing January 2002. Under the terms of the new agreement, we continue to pay Affymetrix subscription fees for access to its microarrays, purchase the microarrays and related instrumentation and software and expect to incur royalty expense in future years upon meeting certain GeneExpress subscription revenue thresholds. During 2002, we have agreed to purchase from Affymetrix a minimum of $15.1 million in products and services. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

     During January 2001, we paid Incyte Genomics, Inc. $9.0 million in connection with the settlement of litigation. As part of the settlement agreement, we acquired a worldwide, nonexclusive license for the terms of the relevant patents. A portion of the payment to Incyte has been recorded as a license and is being amortized over its expected useful life of five years.

     We believe that existing cash and cash equivalents and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2002, we had cash and cash equivalents of approximately $181.0 million. Cash and cash equivalents consist of money market accounts and investment-grade commercial paper. Based on the cash balance at June 30, 2002, a 100 basis point decline in interest rates would result in an increase in net loss for the three and six months ended June 30, 2002 of approximately $0.5 million and $0.9 million, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

PART II                  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 6, 2002. At the Annual Meeting, the Company’s stockholders elected two directors to the Company’s Board of Directors and approved the proposals described below.

     At the Annual Meeting, 25,086,375 shares out of a total of 26,906,462 shares of Common Stock outstanding at the record date were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

1.	Election of Directors

Proposal to elect two directors to hold office until the 2005 Annual Meeting of Stockholders or his earlier resignation or removal.

Nominee	Votes For	Votes Withheld

Mark D. Gessler	22,819,479	2,266,896
J. Stark Thompson, Ph.D.	24,548,868	537,507

The following individuals’ term of office as a director continue after the meeting: Jules Blake, Ph.D., Michael J. Brennan, M.D., Ph.D., Charles L. Dimmler III and G. Anthony Gorry, Ph.D.

2.	Approve the Company’s 1997 Equity Incentive Plan, as amended

Proposal to approve the Company’s 1997 Equity Incentive Plan, as amended, to, among other things, increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares. The proposal was approved by a vote of 11,920,024 shares in favor, 7,536,612 shares against, 915,268 shares abstaining and 0 shares representing broker non-votes.

3.	Approve the Company’s 1997 Non-Employee Directors’ Stock Option Plan, as amended

Proposal to approve the Company’s 1997 Non-Employee Directors’ Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares. The proposal was approved by a vote of 16,235,810 shares in favor, 3,216,724 shares against, 919,369 shares abstaining and 0 shares representing broker non-votes.

4.	Approve the Company’s Employee Stock Purchase Plan, as amended

Proposal to approve the Company’s Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 250,000 shares. The proposal was approved by a vote of 18,125,354 shares in favor, 1,333,062 shares against, 913,487 shares abstaining and 0 shares representing broker non-votes.

5.	Appointment of Independent Auditors

Proposal to ratify the selection of Ernst & Young, LLP as independent auditors of the Company for its year ending December 31, 2002. The proposal was approved by a vote of 24,342,019 shares in favor, 718,696 shares against, 25,660 shares abstaining and 0 shares representing broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits:

*10.75 Employment Agreement, dated May 30, 2002, between Registrant and Dudley Staples.

10.99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management compensatory plan, contract or arrangement.

B)	Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	August 9, 2002	By:	/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)