Form 10-Q
period 2002-09-30
GENE LOGIC INC
filed 2002-11-13
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________.

Commission File Number 0-23317

GENE LOGIC INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1411336 (I.R.S. Employer Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland 20878
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 27,050,730 as of October 31, 2002.

GENE LOGIC INC.

TABLE OF CONTENTS

PART I                      FINANCIAL INFORMATION

Item 1. Financial Statements

2.

PART I                      FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,876	$128,273
Marketable securities available-for-sale	—	69,545
Accounts receivable	4,429	2,460
Inventory, net	6,559	6,097
Prepaid expenses	2,203	2,348
Other current assets	877	3,512

Total current assets	185,944	212,235
Property and equipment, net	15,891	18,358
Long-term investments	6,031	4,631
Notes receivable from employees	65	106
Goodwill, net	2,677	2,677
Intangibles, net	21,612	17,480
Other assets	43	1,440

Total assets	$232,263	$256,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,973	$8,479
Accrued expenses	4,002	5,022
Current portion of long-term debt	40	38
Deferred revenue	9,584	11,512

Total current liabilities	19,599	25,051
Deferred revenue	1,628	4,525
Long-term debt	720	300
Other noncurrent liabilities	1,060	1,024

Total liabilities	23,007	30,900

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 27,027,944 and 26,767,837 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	270	268
Additional paid-in capital	363,181	361,067
Accumulated other comprehensive income	—	17
Accumulated deficit	(154,195)	(135,325)

Total stockholders’ equity	209,256	226,027

Total liabilities and stockholders’ equity	$232,263	$256,927

See accompanying notes.

3.

GENE LOGIC INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$14,185	$11,547	$40,093	$29,362
Expenses:
Research and development	17,250	14,521	45,658	45,320
Selling, general and administrative	4,269	4,686	14,972	14,890
Amortization of goodwill	—	381	—	1,143

Total operating expenses	21,519	19,588	60,630	61,353

Loss from operations	(7,334)	(8,041)	(20,537)	(31,991)
Interest (income), net	(786)	(1,768)	(2,410)	(7,332)
Other (income)	—	—	(250)	(83)
Income tax expense	409	148	993	361
Equity in net loss of unconsolidated investees	—	817	—	2,267

Net loss	$(6,957)	$(7,238)	$(18,870)	$(27,204)

Basic and diluted net loss per common share	$(0.26)	$(0.27)	$(0.70)	$(1.03)

Shares used in computing basic and diluted net loss per common share	26,992	26,665	26,914	26,471

See accompanying notes.

4.

GENE LOGIC INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(18,870)	$(27,204)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	9,996	8,193
Amortization of goodwill	—	1,143
Amortization of deferred compensation	—	738
Net loss from investment in unconsolidated investees	—	2,267
Gain from the sale of equity investment	(250)	—
Loss on disposal of property and equipment	12	31
Loss on abandonment of patent costs	667	—
Other non-cash expenses	—	127
Changes in operating assets and liabilities:
Accounts receivable	(1,969)	(1,546)
Inventory, net	(462)	(3,062)
Prepaid expenses	145	(445)
Other current assets	2,633	2,745
Other assets	8	79
Accounts payable	(2,506)	3,382
Litigation settlement payable	—	(9,000)
Accrued expenses	(1,020)	(4,389)
Deferred revenue	(5,825)	2,187
Other noncurrent liabilities	36	315

Net cash flows from operating activities	(17,405)	(24,439)

Cash flows from investing activities:
Purchases of property and equipment	(1,674)	(7,636)
Purchases of licenses and patent costs	(1,415)	(887)
Software development and database upgrade costs	(9,252)	(4,541)
Sale (Purchase) of equity investment	1,240	(753)
Repayments of (Increases in) notes receivable from employees	43	(27)
Proceeds from sale and maturity of marketable securities available-for-sale	69,528	—

Net cash flows from investing activities	58,470	(13,844)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,116	3,829
Proceeds from exercise of warrant	—	534
Proceeds from note payable	450	—
Repayments of equipment loans	(28)	(2,618)

Net cash flows from financing activities	2,538	1,745

Net increase (decrease) in cash and cash equivalents	43,603	(36,538)
Cash and cash equivalents, beginning of period	128,273	229,482

Cash and cash equivalents, end of period	$171,876	$192,944

Supplemental disclosure:
Taxes paid	$1,006	$334

Interest paid	$12	$149

Non-cash transactions:
Equity investment received as partial payment for a GeneExpress subscription	$1,000	$—

Promissory note received from sale of investment	$—	$2,654

Spin-off of assets to unconsolidated investee	$—	$817

See accompanying notes.

5.

GENE LOGIC INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(in thousands, except per share data)
(Unaudited)

Note 1 — Summary of significant accounting policies

Basis of Presentation

     For the three and nine months ended September 30, 2001, the unaudited financial statements include the accounts of Gene Logic Inc. (the “Company”) and its wholly owned subsidiary. The Company and its wholly owned subsidiary were merged in the fourth quarter of 2001. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2002, statements of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

     The following is a breakdown by major customers exceeding ten percent (10%) of revenue:

	Major	Customers

	A	B

For the three months ended:
September 30, 2002	—	—
September 30, 2001	16%	—
For the nine months ended:
September 30, 2002	—	—
September 30, 2001	11%	11%

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

6.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net loss and net loss per common share to the pro forma amounts adjusted for the exclusion of goodwill amortization is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(6,957)	$(7,238)	$(18,870)	$(27,204)
Add: Goodwill amortization	—	381	—	1,143

Pro forma adjusted net loss	$(6,957)	$(6,857)	$(18,870)	$(26,061)

Basic and diluted net loss per common share:
Reported net loss	$(0.26)	$(0.27)	$(0.70)	$(1.03)
Add: Goodwill amortization	—	0.01	—	0.04

Pro forma adjusted net loss	$(0.26)	$(0.26)	$(0.70)	$(0.99)

     There were no changes in the carrying amount of goodwill for the quarter ended September 30, 2002 based on the initial impairment test performed as of January 1, 2002, which resulted in no impairment to the value of goodwill in the Company’s financial statements. Additionally, as required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, no reclassifications were required upon the adoption of this standard.

     Information regarding the Company’s other intangible assets is as follows:

	September 30,	December 31,
	2002	2001

Carrying amount:
Licenses	$9,133	$8,140
Patent costs	2,296	2,541
Software development costs	16,943	11,578
Database upgrade costs	7,899	4,013

Total carrying amount	$36,271	$26,272

Accumulated amortization:
Licenses	$4,243	$3,067
Patent costs	378	257
Software development costs	6,082	3,146
Database upgrade costs	3,956	2,322

Total accumulated amortization	$14,659	$8,792

Net carrying value:
Licenses	$4,890	$5,073
Patent costs	1,918	2,284
Software development costs	10,861	8,432
Database upgrade costs	3,943	1,691

Total net carrying value	$21,612	$17,480

     Amortization expense for the three and nine months ended September 30, 2002 was $2.3 million and $5.9 million, respectively. Amortization expense for the three and nine months ended September 30, 2001 was $1.4 million and $4.1 million, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ended December 31 will be as follows:

2002 (remaining 3 months)	$2,434
2003	8,828
2004	5,739
2005	2,447
2006	210

7.

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

     GeneExpress® is a registered trademark of Gene Logic. BioExpressTM, ToxExpressTM, ToxSuites™, ToxScreen™ Reports and Genesis: The GeneExpress Enterprise SystemTM (“Genesis” or “Genesis Enterprise System”) are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

Overview

     We were incorporated in September 1994 and have devoted substantially all of our resources to the development, marketing and sales of genomic information and bioinformatics products and services to pharmaceutical and biotechnology companies for use in drug discovery and drug development.

     We commenced operations in 1996. In 1997, we began developing customized information products based on proprietary genomic services under collaboration agreements; these products were designed for our customers’ internal research and development programs targeted to specific therapeutic areas of interest. The skills and competencies acquired in creating such customized information products became the foundation for developing the GeneExpress database, our large-scale reference set of gene expression information, in early 1999. The GeneExpress database comprises what we believe to be one of the world’s most comprehensive surveys of gene expression in human and animal tissues related to disease and drug toxicity. The first commercial version of the GeneExpress database was launched in late 1999. We sold our first GeneExpress subscription in December 1999. Currently, we market and sell or license our GeneExpress line of products and services to pharmaceutical and biotechnology customers worldwide.

     Our GeneExpress database information products and services consist of three primary products: BioExpress, from which are derived additional products: DataSuites, CustomSuites and GeneExpress Reports; ToxExpress, from which are derived additional products: ToxSuites and ToxScreen Reports; and Genesis Enterprise System and its associated professional services. Typically, GeneExpress database products, other than reports and the Genesis Enterprise System, are accessed under three-year term subscription agreements with current aggregate pricing per customer ranging between $2.5 million and $16.0 million, depending upon a variety of factors, including the product accessed and the level and type of information. Current pricing for GeneExpress Reports is on a pay-per-view basis and typically ranges between $25,000 and $0.3 million, depending on the number of genes and tissue samples surveyed. Pricing for ToxScreen Reports is anticipated to be at a level comparable to pricing for GeneExpress Reports, and will depend upon the scope and the number of compounds analyzed. Current pricing for a license to Genesis Enterprise System and its associated professional services range from $0.3 million to over $1.0 million, depending upon which elements of the system and services are purchased. Pricing for customized information products based on proprietary genomic services under collaboration agreements have been determined on a case-by-case basis and typically include annual access fees, research support and milestone payments.

     Subscription fees for GeneExpress database products are recognized systematically over the term of the subscription. Fees for GeneExpress Report and ToxScreen Report purchases are recognized upon delivery of the report(s). Fees associated with Genesis Enterprise System licenses are currently recognized ratably over the term of the initial maintenance provision under the license agreement. Integration services fees are recognized on the percentage-of-completion method. Fees from customized information products are recognized when custom services are performed or costs are incurred. Milestone payments related to customized information products are recognized when they are earned in accordance with the applicable performance requirements and contractual terms. Under agreements in which we create databases in exchange for fixed fees, revenue from such agreements is recognized on the percentage-of-completion method. Our business agreements may provide the right for early termination without penalty to our customers.

8.

     Our future profitability will depend in part on the continued successful commercialization of our GeneExpress products and services through the establishment of agreements with additional customers as well as renewal of agreements with and agreements for additional products and services for certain existing customers. Payments to access our GeneExpress products and services continue to be our primary source of revenue. We have not received, and do not expect to receive, significant royalty or other revenue from development and commercialization of products by our customers using our information products. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

     We have incurred operating losses in each year since our inception. At September 30, 2002, we had accumulated operating losses of $154.2 million. Our losses have resulted principally from costs incurred in the development of our genomic information products and services, a $35.2 million non-recurring charge incurred in connection with our acquisition of Oncormed and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue, which to date have been generated principally from subscriptions to our GeneExpress products and services and agreements for our customized information products. We expect to incur additional operating losses in the future.

Results of Operations

Three And Nine Months Ended September 30, 2002 And 2001

     Revenue increased $2.6 million, or 23%, to $14.2 million for the three months ended September 30, 2002 from $11.5 million for the same period in 2001. Revenue increased $10.7 million, or 37%, to $40.1 million for the nine months ended September 30, 2002 from $29.4 million for the same period in 2001. The increase in revenue resulted primarily from additional subscribers to our GeneExpress product line and expanded subscription levels for existing certain GeneExpress customers. For the three months ended September 30, 2001, UCB Research accounted for greater than 10% of revenue. For the nine months ended September 30, 2001, each of Proctor & Gamble and UCB Research accounted for greater than 10% of revenue. During the third quarter of 2002, our GeneExpress subscription agreements with Psychiatric Genomics and PsychoGenics terminated by mutual agreement and the GeneExpress subscription agreement and custom discovery partnership with LG Life Sciences (formerly LG Chemical) will conclude on December 31, 2002 in accordance with the terms of the agreement. We do not expect that these events will have a material effect on our business, financial condition or results of operations. Due to current economic uncertainty, we continue to experience delays in purchase decisions among a number of our existing and potential customers. We expect these delays will slow our revenue growth for the foreseeable future.

     Research and development expenses primarily consist of the costs incurred in developing, expanding and maintaining our GeneExpress products. For the three and nine months ended September 30, 2002, research and development expenses increased to $17.3 million and $45.7 million, respectively, from $14.5 million and $45.3 million for the same periods in 2001. The increase in research and development expenses for the three months ended September 30, 2002 compared to the same period in 2001 was due to greater tissue acquisition costs, higher depreciation and amortization expenses as a result of new software releases and the upgrade to the GeneExpress database and customer hardware deployment costs offset somewhat by lower expenses for agreements with third parties. Research and development costs remained relatively constant for the nine months ended September 30, 2002 when compared to the same period of 2001 despite increased depreciation and amortization expenses, higher employee costs and patent abandonment costs. These increases were offset by lower expenses for agreements with third parties and decreased microarray usage in the first half of 2002 due to our efforts in upgrading the GeneExpress database utilizing the newest version of the Affymetrix GeneChip. Research and development expenses for the fourth quarter of 2002 are expected to be lower when compared to the third quarter of 2002 due to the type and quantity of new content added to the GeneExpress database and lower customer hardware deployment costs.

     Selling, general and administrative expenses include the costs of corporate operations, sales and marketing, finance and accounting, legal, human resources and other general operations. Selling, general and administrative expenses decreased to $4.3 million for the three months ended September 30, 2002 from $4.7 million for the same period in 2001, which was due to normal fluctuations in the costs of operations. For the nine months ended September 30, 2002, selling, general and administrative expenses remained relatively constant when compared to the same period in 2001. When compared to the third quarter of 2002, selling, general and administrative expenses for the fourth quarter of 2002 are not expected to increase significantly.

     In accordance with SFAS 142, which we adopted January 1, 2002, we no longer amortize goodwill, but instead apply annual impairment tests in accordance with the Statement. We completed the initial impairment analysis upon its adoption, which resulted in no impairment to goodwill. Amortization of goodwill was $0.4 million and $1.1 million for the three and nine months ended September 30, 2001, respectively, and was the result of the acquisition of Oncormed in September 1998.

     Net interest income decreased to $0.8 million and $2.4 million for the three and nine months ended September 30, 2002 from $1.8 million and $7.3 million for the same periods in 2001, primarily due to a decrease in the rates of return for our investments in, and to a lesser degree a decline in our balance of, cash, cash equivalents and marketable securities available-for-sale.

9.

     Other income increased to $0.3 million for the nine months ended September 30, 2002 from $0.1 million for the same periods in 2001, due to the gain recognized from the sale of an equity investment in 2002.

     During 2000, we purchased a 26.7% voting stock interest in Neuralstem, Inc., a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, we recorded our equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001 as our voting stock interest was reduced below 15%, we began accounting for our investment in Neuralstem under the cost method of accounting and our financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. At September 30, 2002, the book value of our investment was $4.3 million. We cannot predict at this time whether a write-down of this investment will be required in the future.

Liquidity and Capital Resources

     From inception through September 30, 2002, we have financed our operations through the sale of equity securities and payments from customers. As of September 30, 2002, we had approximately $171.9 million in cash, cash equivalents and marketable securities, compared to $197.8 million as of December 31, 2001.

     Net cash used in operating activities was $17.4 million for the nine months ended September 30, 2002 compared to $24.4 million during the same period in 2001. The negative operating cash flow for the nine months ended September 30, 2002 and 2001 was primarily due to the continued funding of our operating losses.

     During the nine months ended September 30, 2002 and 2001, our investing activities, other than purchases and sales and maturities of available-for-sale securities, consisted primarily of capital expenditures and software development and database upgrade costs. Capital expenditures for the nine months ended September 30, 2002 and 2001 amounted to $1.7 million and $7.6 million, respectively. For the nine months ended September 30, 2001, approximately $3.2 million of these expenditures related to the build-out of our production facility, which was completed in March 2001, and $2.2 million were computer equipment purchases to support our GeneExpress database. We expect laboratory and computer equipment purchases to continue as we expand the content of, and the products derived from, the GeneExpress database.

     We have capitalized software costs of $5.4 million and $4.5 million for the nine months ended September 30, 2002 and 2001, respectively. These costs relate to ongoing efforts to enhance our Genesis Enterprise System, the software platform of our GeneExpress product line. During the nine months ended September 30, 2002, we capitalized $3.9 million of costs related to the upgrade of data in the GeneExpress database as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set, which was substantially completed in the second quarter of 2002. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Capitalization of additional software development and database upgrade costs is expected to continue as a result of ongoing efforts to further enhance our GeneExpress line of products and services.

     Our financing activities, other than the repayment of equipment loans, consisted primarily of the exercise of stock options. During the nine months ended September 30, 2001, we repaid an equipment loan in full totaling approximately $1.9 million due to the cost of such capital and the prevailing interest rates in the market.

     In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplies its GeneChip microarrays to us for the development of gene expression databases. During 2001, we renegotiated and extended this agreement for two years, subject to renewal, commencing January 2002. Under the terms of the new agreement, we continue to pay Affymetrix subscription fees for access to its microarrays, purchase the microarrays and related instrumentation and software and expect to incur royalty expense in future years upon meeting certain revenue thresholds related to GeneExpress database subscriptions. During 2002, we have agreed to purchase from Affymetrix a minimum of $15.1 million in products and services, of which we expect to purchase approximately $4.0 million to $5.0 million in the fourth quarter of 2002. Our microarray inventory at December 31, 2002 is expected to increase over our September 30, 2002 inventory by approximately $2.5 million. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

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

10.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2002, we had cash and cash equivalents of approximately $171.9 million. Cash and cash equivalents consist of money market accounts and investment-grade commercial paper. Based on the cash balance at September 30, 2002, a 100 basis point decline in interest rates would result in an increase in net loss for the three and nine months ended September 30, 2002 of approximately $0.4 million and $1.3 million, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Item 4. Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2002.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II                      OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits:

10.99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B) Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended September 30, 2002.

11.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: November 13, 2002	By:	/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Philip L. Rohrer, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gene Logic Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer

12.

CERTIFICATIONS

I, Mark D. Gessler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gene Logic Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	By:	/s/ Mark D. Gessler Mark D. Gessler Chief Executive Officer

13.