Form 10-K/A
period 2001-12-31
GENE LOGIC INC
filed 2002-12-06
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 987-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes                    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]... No [X]

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

*	Excludes 4,343,948 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on March 1, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)3. Index to Exhibits. The exhibit listed below is filed with this Amendment No. 1 to Form 10-K for the fiscal year ended March 31, 2002.

10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc.(1)

(1)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENE LOGIC INC

By: /s/ MARK D. GESSLER Mark D. Gessler Chairman of the Board, Chief Executive Officer and President

Date: December 6, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER (Mark D. Gessler)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	December 6, 2002

/s/ PHILIP L. ROHRER, JR. (Philip L. Rohrer, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	December 6, 2002

/s/ JULES BLAKE (Jules Blake, Ph.D.)	Director	December 6, 2002

/s/ MICHAEL J. BRENNAN (Michael J. Brennan, M.D., Ph.D.)	Director	December 6, 2002

/s/ CHARLES L. DIMMLER, III (Charles L. Dimmler III)	Director	December 6, 2002

/s/ G. ANTHONY GORRY (G. Anthony Gorry, Ph.D.)	Director	December 6, 2002

/s/ J. STARK THOMPSON (J. Stark Thompson, Ph.D.)	Director	December 6, 2002

CERTIFICATIONS

I, Mark D. Gessler, certify that:

1.     I have reviewed this Amendment No. 1 to annual report on Form 10-K of Gene Logic Inc.;

2.     Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: December 6, 2002

/s/ Mark D. Gessler Mark D. Gessler Chief Executive Officer

I, Philip L. Rohrer, Jr., certify that:

1.     I have reviewed this Amendment No. 1 to annual report on Form 10-K of Gene Logic Inc.;

2.     Based on my knowledge, this Amendment No. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: December 6, 2002

/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer