Form 10-K
period 2002-12-31
GENE LOGIC INC
filed 2003-03-19
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
OR

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______
Commission File No. 0-23317

______

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
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X      No ______

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2002 was approximately $238,040,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 27,128,997 as of March 4, 2003.

*	Excludes 9,918,460 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

     GeneExpress® and ToxExpress® are registered trademarks of Gene Logic. BioExpressTM, Genesis Enterprise SystemTM and GXTM are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc. Flow-thru ChipTM is a trademark of MetriGenix, Inc. GencartaTMis a trademark of Compugen, Ltd.

GENERAL

     Gene Logic Inc. is a genomic-based services company that provides genomic information and bioinformatics products and services to the pharmaceutical and biotechnology industry. We have applied our expertise in biosample collection, handling and processing, genomic data production, and data management and software systems development, to create a broad range of gene expression-based information solutions that facilitate the drug discovery and development process. Our mission is to develop products and services based on leading genomics technologies that improve outcomes and enable improved effectiveness, productivity and safety in the research efforts of drug discovery and development companies worldwide.

     We were incorporated in September 1994 as a Delaware corporation, and commenced operations in 1996. Our principal executive offices are located at 708 Quince Orchard Road, Gaithersburg, Maryland 20878. Our telephone number is 301-987-1700. We maintain a Web site at www.genelogic.com, where our Securities and Exchange Commission (“SEC”) filings and other information are available. The information posted on our Web site is not incorporated into this Annual Report on Form 10-K.

     On February 25, 2003, we announced the proposed acquisition of TherImmune Research Corporation (“TherImmune”) for approximately $52 million, subject to adjustment. TherImmune is a privately held, drug development contract research organization (“CRO”) specializing in discovery, preclinical and early stage clinical trial services. The acquisition is subject to completion of the securities offering, approval of the TherImmune shareholders, completion of a securities offering of our stock and certain other conditions, including that the closing price of our stock, during a period prior to closing, be above a certain minimum level. The acquisition is expected to close early in the second quarter of 2003.

BUSINESS STRATEGY

     Over the past five years, we have spent significant time, effort and resources on creating what we believe to be the world’s first comprehensive survey of human gene activity—our GeneExpress System. Our business objectives have been, and will continue to be, (1) to broaden the use of our genomic information products and services, (2) to seek broader market opportunities for our products and services and (3) to create an enterprise that is both efficient and effective in delivering valued research resources and services to clients. Based on these business objectives, our goal is to create a sustainably profitable company.

     Our business is to provide our GeneExpress System information products and services to pharmaceutical and biotechnology companies worldwide. Within the GeneExpress System, our BioExpress business strategy is to grow, through continued development of new information products and data access packages tailored to the needs and research interests of our customers and through the creation of new products and services for customers with more focused needs and time intensive or infrastructure constraints. Our ToxExpress business strategy is to market and sell our toxicogenomics discoveries in the form of specific products and services, including in vivo and in vitro screening products, and mechanism of toxicity services, to enable our customers to better understand the underlying molecular events leading to toxicity and to help elucidate species specificity of adverse events identified during preclinical assessment.

     We derive substantially all of our revenue from the research and development expenditures of the pharmaceutical and biotechnology industry. We believe that outsourcing by our customers for these types of products and services has increased in the past, and will increase in the future, because of several factors. These factors include pressures to contain costs, to overcome limitations on internal capacity, to speed the process of evaluating and developing new drug targets and candidate compounds, and to take advantage of leading edge genomics technologies and expertise that provide a more complete understanding of human biology, but that many potential customers lack internally. These trends create an opportunity for a company like Gene Logic to help speed the drug development process or make the process of drug development more efficient and cost effective. We believe that our products are valued by customers that want to apply genomics technologies that provide a more complete understanding of human biology.

PRODUCTS AND SERVICES

GENEEXPRESS SYSTEM

     The core of our product and service offering is the GeneExpress System. The GeneExpress System comprises a broad range of products and services based on data derived from gene expression studies of human and animal tissues and cells. It may be used to better understand gene expression patterns, genetic abnormalities, disease pathways, disease mechanisms of action and mechanisms of toxicity.

     The GeneExpress System is the leading source of gene expression information. Gene expression analysis tells researchers which genes are “turned on” or “turned off” in a particular cell or tissue sample. Expressed genes determine which proteins in the cell are synthesized and to what extent. Specific expression patterns determine the cell type, as well as physiological conditions within the cell, including disease. Understanding changes in gene expression provides researchers evidence of which genes and proteins play a role in a specific disease or physiological state.

     We provide our pharmaceutical and biotechnology customers access to our GeneExpress System primarily through subscription agreements. Typically, our customers enter into multi-year agreements to obtain non-exclusive access to our genomic information products. These agreements are often tailored to a customer’s needs by providing specific content updates, consisting of clinical and gene expression data from samples representing specific normal and diseased states that are most relevant to their drug development strategy. During 2002, our revenue consisted primarily of these database subscription fees. Some customers request specific data from our database, rather than ongoing subscriptions and pay lower fees for such limited data access. To a lesser extent, we also received revenue from studies and other services performed for customers and the licensing of certain other GeneExpress products, as well as software and other related services.

     The GeneExpress System products and services can be divided into three, separate yet interrelated solutions: BioExpress, ToxExpress, and Other Products and Services.

•	Our BioExpress solutions are based on the BioExpress System, a broad database of gene expression data from a wide range of normal and diseased human tissues, tissues from experimental animals and human and animal cells, as well as additional annotation information through GX Gencarta.

•	Our ToxExpress solutions are based on the ToxExpress Predictive System, a collection of predictive models based on gene expression profiles and predictive modeling capabilities derived from tissues and cells treated with drugs and other compounds associated with toxicity.

•	Our Other Products and Services solutions are based on our proprietary Genesis Enterprise System, consisting of proprietary bioinformatics resources for data mining, analysis and management, as well as data integration and other custom software and database products and services.

     The GeneExpress System enables detailed examination of the interrelationships between the human genome, mechanisms of disease and mechanisms of toxicity and can be widely applied in drug development research. In basic research, it can enable the discovery and prioritization of gene targets. Once drug candidates have been identified, it can enable the prioritization of compounds based on their potential for human toxicity. In clinical development, it has the potential to stratify patient populations that might be best suited for new and existing therapies.

     We expect to continue to increase the content of the GeneExpress System, focusing on tissues and cells of particular interest to our customers. We also plan to continue to upgrade and develop our proprietary software tools for analysis and integration of third-party software and content.

BIOEXPRESS SOLUTIONS

BIOEXPRESS SYSTEM

     The BioExpress System is the largest information subset of our GeneExpress System. It comprises a broad survey of gene expression data derived from normal and diseased human and animal tissues and a limited number of studies of pharmaceutically relevant disease models. Our BioExpress System presently covers more than 400 clinical indications. The primary areas of focus include extensive disease-staged tissue samples representing oncology, cardiovascular, central nervous system and inflammatory diseases, developmental biology, as well as samples of normal (non-diseased) tissue and associated clinical data on the samples from which the gene expression data is derived. The BioExpress System provides researchers with gene expression information to study normal physiology, explore the mechanisms of disease, identify disease-associated pathways and select and prioritize potential drug targets. Customers generally use the BioExpress System in basic discovery research to identify and prioritize novel disease-associated gene targets or to confirm targets found through other means.

BIOEXPRESS SUITES

     BioExpress Suites are disease/indication-specific subsets derived from the BioExpress System, which provide comprehensive gene expression, genetic and clinical information from a focused set of normal and diseased tissue samples. Current Suites that are commercially available include:

• Oncology Suite	• Inflammation Suite
• Central Nervous System (CNS) Suite	• Women’s Health Suite
• Cardiovascular System (CVS) Suite	• Human Atlas Suite

We also offer custom versions of this product that consist of customer-defined data sets.

     We continue to assess opportunities to launch additional BioExpress Suite products, through our disease-focused scientific programs led by individual scientific directors who work closely with our pharmaceutical and biotechnology clients to ensure market interest in these and future Suite products.

BIOEXPRESS SERVICES

     Our BioExpress Services offer researchers additional, customized tools that leverage the combination of proprietary gene expression data of the BioExpress System and our core competencies to further their discovery and development initiatives. Specific BioExpress Services include:

•	BioExpress Reports, delivered to customers in report format, which provide customers with a comprehensive analysis of the activity of one or more genes in all, or most, human disease and normal states; and

•	Sample Processing Services, where we provide gene expression data from samples provided or specified by customers.

TOXEXPRESS SOLUTIONS

TOXEXPRESS PREDICTIVE SYSTEM

     The ToxExpress Predictive System is comprised of gene expression profiles of rat tissues and cells treated with drugs and other compounds associated with known classes of toxicity, designed to predict acute and chronic human toxicity based on single-dose studies in rats and rat cell cultures. These toxicity profiles are based on focused toxicology surveys, which include time-course, dose and other study information, derived primarily from rat liver tissue following in vivo treatment with pharmaceuticals known to be toxic. Additional toxicology studies have been initiated based on other organ models and cell types, including kidney, heart, brain and bone marrow. The resulting toxicology profile information is correlated with studies on primary human and rat cells to establish in vitro models of human toxicity. These toxicity profiles, and the resulting predictive modeling capabilities, can be used to assess their toxic potentials by comparing them with the gene expression profiles induced by new drug leads. Detection of potential toxicity early in the drug discovery and development process allows drug developers to reject compounds having unacceptable toxicity profiles before incurring the substantial expenses of traditional animal toxicology studies and clinical trial failures. We have also seen cases that indicate gene expression profiles using animal models may predict human toxicity where traditional animal toxicity screening failed to reveal such effects. Customers use our ToxExpress Predictive System as a primary tool to assess potential single- or multi-organ toxicity of proprietary lead compounds using gene expression information.

TOXSUITES

     ToxSuites are organ- or cell type-specific subsets derived from the ToxExpress Predictive System, and provide comprehensive gene expression and clinical information from a focused toxic pathology end-point area, such as in vivo liver. Each ToxSuite contains studies from a specific organ or cell type, allowing researchers to screen compound classes suspected or at risk of causing a particular type of toxicity. The current ToxSuite that is commercially available is: In Vivo Rat Liver Suite.

     We continue to assess opportunities to launch additional ToxSuite products, as we develop the ToxExpress Predictive System to include additional in vivo and in vitro models of other key organs of toxicogenomic interest, including kidney, heart, brain and bone marrow.

TOXEXPRESS SERVICES

     To further their drug compound prioritization initiatives, we offer researchers a broad range of toxicogenomics-related services that provide additional, customized tools that leverage the predictive models of the ToxExpress Predictive System and our core competencies. Specific ToxExpress Services include:

•	ToxScreen Reports, delivered to customers in report format, which provide predictive results based on proprietary validated organ- and cell type-specific predictive models for accessing toxicity of lead compounds;

•	Molecular Mechanism of Toxicity (ToxMOT) Services, which consist of in-depth analyses of gene expression changes to explain toxic events in specific compounds; and

•	Custom ToxExpress Services, which consist of our applying the products and technologies of the ToxExpress Predictive System to customer-specific, compound-related questions, database needs and modeling development requirements.

OTHER PRODUCTS AND SERVICES

     We have developed additional information products and bioinformatics services for use by our drug development customers. These other products and services include:

•	The Genesis Enterprise System, which consists of an enterprise-wide software platform for gene expression research, and provides integration, management and analysis capabilities for both genomic data and associated clinical and experimental annotation information; it can accommodate data from any source generated using the Affymetrix GeneChip microarray, and can integrate these data sets directly with existing GeneExpress data sets;

•	Bioinformatic Services, which include gene expression data integration, analysis, quality assessment, custom solutions and clinical data management;

•	Data Integration and Management Services, which consist of a broad range of software tools and related professional services brought together to create integrated custom products for customers interested in incorporating GeneExpress System proprietary content and a customer’s in-house generated gene expression and sample annotation data; and

•	Custom Databases, which are created under research collaboration agreements, and comprised of gene expression profiles derived from analysis of proprietary samples provided to us by specific customers.

CUSTOMERS

     We provide genomic-based information products and services to the pharmaceutical and biotechnology industry. Historically, our customers have included researchers at global pharmaceutical and biotechnology companies, as well as mid- to small-sized biopharmaceutical companies and academic institutions.

PRICING

     We offer a broad range of genomic-based information products and services. Our pricing model is generally based on the product or service being offered, the potential volume and type of use by the customer, any requirements for customization and whether the customer is in a commercial or academic setting. Actual pricing depends on the scope of installation at the customer’s site, the magnitude of the research effort and intended use of the information by the customer, the number of users at the customer site, any content or other customer driven requirements and whether we provide any custom analysis, data management, software development or other services to the customer.

RESEARCH & DEVELOPMENT

     We continue to research methods aimed at improving the process currently employed in the production of our gene expression data using microarray technology and decreasing the sample size requirements of human tissues used for gene expression analysis. We also are conducting research on additional technology platforms. Research and development expenses for the years ended 2002, 2001 and 2000 were $2.4 million, $3.6 million and $3.6 million, respectively.

BIOREPOSITORY

     We have spent the last five years building what we believe to be one of the world’s most comprehensive collections of diseased and normal tissue samples, cell cultures and animal models obtained through a network of contracted collaborations with United States and European institutions and clinical centers. These samples span more than 400 separate clinical disease indications with focused collection programs in the critical areas of oncology, cardiovascular, central nervous system, inflammatory and metabolic diseases, as well as women’s health issues and developmental biology. Human tissue acquisition is designed to ensure patient confidentiality while at the same time permitting full clinical record disclosure. The Biorepository collection process is managed by a group of senior scientific directors and pathologists who work closely with our pharmaceutical and biotechnology customers to create a prioritized plan for acquiring and processing relevant normal and diseased tissue samples likely to be of interest to our customers.

     The foundation of the Biorepository is the network of clinical centers, teaching hospitals, academic medical centers, and commercial providers from which samples and relevant pathological and clinical data are obtained. Each clinical center must comply with our and their own institutional protocols for collection and donation of tissue samples and provide tissue samples and clinical data records that meet our stringent quality specifications for tissue types and other requirements. In general, we provide each institution and its researchers with a combination of funding for training, research, and infrastructure. In certain cases, we provide access to the gene expression data specific to their samples and appropriate bioinformatics capabilities of the GeneExpress System to enable them to manage and analyze such data. This blend of compensation and limited access to their respective sample data has proven to be a substantial motivator for our clinical centers to provide us with samples that meet our rigorous tissue type and quality requirements.

     At each center in our network, we work together to establish Institutional Review Board-approved protocols, including patient informed consents, to ensure proper acquisition of the tissues and relevant clinical information, but excluding the name or other information identifying the donors. Tissues are obtained according to specific handling protocols that preserve their quality. The samples are shipped to our headquarters together with pathology reports and slides and detailed clinical data abstracted from patient records.

     At December 31, 2002, the Biorepository included over 20,000 samples and detailed associated clinical data. The resulting data from such samples is included in the GeneExpress System. Additional samples are available in inventory for future processing. We will continue to add to the database by obtaining additional samples of highest interest to our customers.

GENOMIC DATA PRODUCTION

     We measure gene expression levels in each human and animal tissue sample from the Biorepository using the latest GeneChip microarray technology from Affymetrix. Our genomic data production is an industrial scale application of this microarray technology and its related reagents, instrumentation and software. We believe our facilities are adequate for our existing production needs.

     We use Affymetrix products, instrumentation and software and related reagents to generate our genomic data. In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplied its microarrays to us for the development of gene expression databases. During 2001, we renegotiated and extended this agreement for two years, subject to renewal, commencing January 2002. Under the terms of the new agreement, we continue to pay Affymetrix subscription fees for access to the microarrays, purchase the microarrays and related instrumentation and software and expect to record royalty expense payable to Affymetrix in future years upon meeting certain GeneExpress subscription revenue thresholds. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

     Once each sample has been analyzed, any remaining residual sample or biomolecules is saved for possible future use. For example, we recently utilized some of this stored residual material to upgrade the content of the BioExpress System utilizing newer versions of microarrays from Affymetrix. This comprehensive upgrade of the BioExpress content was completed during 2002.

DATA MANAGEMENT AND SOFTWARE SYSTEMS DEVELOPMENT

     We possess extensive software development expertise and experience in data management and statistical analysis of large volumes of heterogeneous genomic data. The data production process generates substantial amounts of gene expression data, including comprehensive sample data and gene annotations, which must be managed efficiently and integrated with data from customers’ in-

house research efforts and a growing number of public domain genomic and medical database sources. Our proprietary data management and analysis software is designed to manage, integrate, explore and query disparate data sets as if they were part of a single database.

     The bioinformatics structure of our GeneExpress System, known as the Genesis Software System, is an integrated platform comprised of a highly sophisticated system architecture based on an enterprise-wide, Oracle-based information warehouse. The information warehouse comprises i) a database of biological descriptions of the tissue samples and the associated clinical annotations; ii) a database of quantitative measurements of gene expression from each of the samples; iii) a database, the GX Gene Index, providing direct links to curated, public and private sources of genomic information; iv) a collection of analytical tools for gene expression mining, analysis and visualization; and v) software for integrating customers’ proprietary, in-house gene expression data.

     Data mining within the Genesis Software System is performed using our proprietary high-performance analysis engine. Our GeneExpress System information products are delivered to customers on turnkey servers with client software available for rapid installation on local client desktops. These servers may reside at customer sites or can be accessed remotely via a secure virtual private network from our main computer facility. We have also developed high performance GeneExpress data cloning tools to support the regular content updates and periodic software upgrades for our customers.

     We periodically update our Genesis Software System to improve its performance, analytical power and usability. We also continue to refine the software to allow the integration and cross analysis of additional types of genomic data, including sequence, proteomic and other complementary genomic data sets.

SALES AND MARKETING

     We continue to sell or license our genomic-based information products, services and bioinformatics tools directly to pharmaceutical and biotechnology customers in North America, Western Europe, and portions of Asia. Our primary customers are top-tier pharmaceutical companies; revenue from these customers represented a significant share of our revenue in 2002. The flexible nature of our information solutions has resulted in additional penetration into smaller pharmaceutical and biotechnology accounts in 2002. We will continue to implement new, flexible information products and services to broaden our product reach and enhance the overall utility of our information across a greater portion of the drug discovery and development industry and at more points along the drug research and development process.

     We generally market our genomic information products and services directly. In Japan, we have a nonexclusive distribution agreement with Amersham Biosciences K.K. (“Amersham”) through which Amersham markets and distributes our GeneExpress line of products and services; this was a significant source of our revenue in 2002. Under this agreement, Amersham receives a percentage of revenue from sales it generates in Japan.

CUSTOMER SUPPORT

     Our Customer Support department provides technical support to our customers. It is staffed with molecular biologists and bioinformatics professionals with experience in problem solving, training, and business management. Customer Support staff provide technical demonstrations of our GeneExpress System products to potential customers, plan initial deployment of and provide product training for new customers and provide on-going product support and any necessary follow on training.

COMPETITION

     Competition among entities working in and generating products derived from genomic information is substantial. A number of companies, government entities and academic and non-profit institutions are engaged in gene sequencing, gene discovery, gene expression analysis, toxicogenomics, proteomics and other genomic services. Some of these companies, institutions and entities have greater financial and human resources than we do. In addition, we are aware that certain entities are using, or have announced their intention to use, a variety of analysis methodologies, including the use of microarrays, to develop and market to pharmaceutical and biotechnology companies databases containing gene sequence, gene expression, genetic variation or other genomic information. Additional competitors may attempt to establish databases containing similar genomic information in the future.

     We believe there are currently no genomic information products comparable to our GeneExpress System in terms of the scope and scale of human biology covered. However, there are a wide variety of tools and technologies available for drug discovery and development research. We compete for general research dollars with the companies that provide these tools and technologies on the basis of many factors, including:

•	price;

•	scope of products and services;

•	technological expertise in using leading genomics technologies;

•	ability to acquire, handle, process, analyze and present complex genomic data and clinical annotation information in a time-saving, quality controlled, and accurate manner;

•	ability to manage large volumes of complex, interrelated genomic information, generated in-house or by customers; and

•	ability to integrate proprietary genomic content with publicly available and other third-party generated data sets.

We believe that we compete favorably in each of these areas.

INTELLECTUAL PROPERTY

     We seek United States and international patent protection for major components of our technology platform, including elements of our genomics and bioinformatics technologies. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements to access external technologies and assets and to provide others with rights to use certain intellectual property. Our commercial success is dependent in part on our ability to continue to obtain commercially valuable patent claims and to protect our patents, trade secrets, trademarks and other intellectual property to ensure our freedom to operate and to be able to license such rights when applicable.

     We have applied, and intend to file additional applications, for patent protection on methods of obtaining and using genomic information and on databases, software, and user interface tools relating to the management and use of such information. The applications may include claims to methods of identifying and using gene expression profiles and genetic markers, including toxicity markers and disease-specific markers. They may also include claims to novel genes and gene fragments and to novel uses for known genes or gene fragments. As of December 31, 2002, we had exclusive rights to 50 issued patents, 20 of which are United States patents, and 138 patent applications, 77 of which are United States patent applications or United States provisional patent applications, relating to our technology platform.

     We seek protection for our trademarks used in connection with our products and services, including registration of such marks in the United States and relevant foreign jurisdictions. As of December 31, 2002, we had six United States and 11 foreign trademark registrations and 12 United States and 14 foreign trademark applications pending.

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

     With respect to proprietary know-how that is not patentable and for products and processes for which patents are of questionable value or difficult to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We believe that several elements of our genomic information products involve proprietary know-how, technology or data that are not covered by patents or patent applications. In addition, we have developed a proprietary index of gene and gene fragment sequences which we update on an ongoing basis. While some of these data will be the subject of patent applications, other data will be maintained as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data, including requiring all employees, consultants and customers to enter into confidentiality agreements, and continue to explore further methods of protection. In the case of arrangements with our customers that require the sharing of data, our policy is to make available to our customers only such data as is relevant to our agreements with such customers, under controlled circumstances, only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customers. However, such measures may not adequately protect our data.

     We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights or obtain new rights as needed on commercially reasonable terms.

GOVERNMENT REGULATION

REGULATION OF USE OF HUMAN TISSUE

     Our access to and use of tissue samples in the expansion of our GeneExpress products and services may become subject to government regulation, both in the United States and abroad. United States and foreign government agencies may also impose restrictions on the use of data derived from human or other tissue samples. The United States Food and Drug Administration (FDA) has issued certain final and proposed regulations governing human cellular and tissue-based products. None of these regulations are currently effective, and the regulations deal primarily with use of tissue for transplantation, so it is not clear whether such regulations will have any impact on our operations. If our access to or use of human tissue samples, or our customers’ use of data derived from such samples, were restricted, our business will suffer.

ENVIRONMENTAL REGULATION

     Our research and development activities in some cases may involve the controlled use of biological and other hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed our resources. Other than such laws and regulations governing the generation, use and disposal of hazardous materials and wastes, and limiting workplace exposures to these materials, we do not believe our current and proposed activities are subject to any specific environmental regulation other than regulations affecting the operations of companies generally.

HUMAN RESOURCES

     As of December 31, 2002, Gene Logic employed 264 individuals full-time, of whom 67 were engaged in genomic data production, 39 were engaged in content development, 86 were engaged in software and database development, 36 were engaged in marketing, sales, deployment and customer support, and 36 were engaged in finance, general administration and computer information systems. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic or medical products, and computer software or electronics companies. None of our employees is covered by collective bargaining agreements, and management considers relations with our employees to be good.

RISK FACTORS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of section 21E of the Securities and Exchange Commission Act of 1934, as amended. Forward-looking statements are based on management’s current expectations and are therefore subject to certain risks and uncertainties. Certain risks, including but not limited to those that follow, could seriously harm our business, financial condition or results of operations. As a result, these risks could cause the decline of the trading price of our Common Stock. The reader should carefully consider the risks described below before making an investment decision. The risks described below, however, are not the only ones that we face. The reader should also refer to the other information set forth in this Annual Report on Form 10-K, including our financial statements and the related notes, and to information presented elsewhere by management.

TO GENERATE SIGNIFICANT REVENUE, WE MUST RETAIN EXISTING AND OBTAIN ADDITIONAL CUSTOMERS TO OUR GENEEXPRESS SYSTEM PRODUCTS AND SERVICES.

     Our strategy depends on entering into additional agreements to provide genomic information products and services to pharmaceutical, biotechnology and other companies and institutions, including our existing customers. Each of the agreements that we have with our customers is for a specific term, and some of these agreements are terminable without penalty by our customers prior to expiration. If any agreements are terminated or expire and are not renewed or existing customers fail to buy additional products, or if we fail to enter into agreements with new customers, our business could suffer. In 2003, a number of our subscription agreements with our customers will come up for renewal.

OUR SALES CYCLE IS LENGTHY AND WE MAY SPEND CONSIDERABLE RESOURCES ON UNSUCCESSFUL SALES EFFORTS OR MAY NOT BE ABLE TO COMPLETE DEALS ON THE SCHEDULE WE ANTICIPATE.

     Our ability to obtain new customers, retain existing customers through subscription and/or license renewal, and sell additional products to existing customers depends upon our current and potential customers’ belief that our products can help accelerate their drug discovery and development efforts. Our sales cycle is typically lengthy because we need to educate our existing and potential customers and sell the benefits of our products to a variety of groups within such companies. In addition, each agreement may involve the negotiation of unique terms. We may expend substantial effort with no assurance that an agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our sales efforts. Similarly, pharmaceutical and biotechnology companies’ business conditions, budgetary resources, budgetary timing cycles, and product sales delays are presently affecting and may continue to affect the timing, progress and success of our sales efforts.

OUR GENOMIC INFORMATION PRODUCTS AND SERVICES ARE NEW AND AS YET UNPROVEN.

     Our genomic information products and services involve new and unproven approaches. They are based on the assumption that information about gene expression and gene sequences may help scientists better understand complex disease processes and drug toxicity. There is limited understanding of the roles of genes in human biology and pathology. Few therapeutic products based on gene discoveries have been developed and commercialized. If our customers fail to find genomic information useful, our current and potential customers may lose confidence in our Company and our business may suffer as a result.

WE RELY ON MICROARRAYS SUPPLIED BY AFFYMETRIX TO BUILD OUR GENEEXPRESS LINE OF GENOMIC INFORMATION PRODUCTS.

     Our continuing ability to build and update our GeneExpress System products and services will depend in part on the ability of Affymetrix to supply adequate quantities of high quality microarrays. Affymetrix provides us with microarrays under an agreement that expires on January 1, 2004, but which we have the option to extend for one additional two-year term. This agreement provides us with nonexclusive access to GeneChip microarrays and instrumentation and software. If Affymetrix is unable or unwilling to supply us with GeneChip microarrays and the related instrumentation and software, or if such microarrays are not available, or if the microarrays are defective, we may incur additional database and production costs and we may need to obtain alternative microarray technologies. Alternative microarray technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to microarrays could cause our business to suffer by delaying or increasing the cost of expansion of our GeneExpress System products and services and by causing us to be delayed or unable to meet our content update obligations under our existing GeneExpress System agreements.

WE HAVE A HISTORY OF OPERATING LOSSES THAT ARE LIKELY TO CONTINUE FOR SOME TIME.

     We have incurred operating losses in each year since our inception. At December 31, 2002, we had an accumulated deficit of $159.4 million. Our losses to date have resulted principally from costs incurred in the development of our genomic information products and services and selling, general and administrative costs associated with operations. We expect to incur additional losses in the future and cannot assure we will achieve profitability.

IF OUR ACCESS TO NECESSARY TISSUE SAMPLES, INFORMATION OR LICENSED TECHNOLOGIES IS RESTRICTED, WE WILL NOT BE ABLE TO CONTINUE TO DEVELOP OUR BUSINESS.

     To continue to build our genomic information products and services, we need access to normal and diseased human and animal tissue samples, other biological materials and related clinical and other information. We may not be able to obtain, or maintain access to, these materials and information on acceptable terms, if at all. In addition, government regulation in the United States and foreign countries could result in restricted access to, or use of, human and other tissue samples and related data. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples, our business will suffer.

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

ANY INADEQUACY IN THE PROTECTION OF OUR INTELLECTUAL PROPERTY COULD HURT OUR BUSINESS.

     Our success will depend in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property and our ability to preserve our freedom to operate when third parties obtain patents related to our activities. Our patent position is uncertain and involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. In addition, other organizations, including companies, academic and non-profit institutions and governmental organizations are developing technology in this field. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide commercially meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a basis for commercially viable products or provide a competitive advantage;

•	other companies may challenge patents licensed or issued to us;

•	patents issued to other organizations may restrict our ability to do business and we may be unable to obtain or maintain licenses on acceptable terms;

•	information may be made publicly available by other organizations that would adversely affect the value of our products and services;

•	other organizations may independently develop similar or alternative technologies or replicate our technologies; and

•	other organizations may design around technologies we have licensed and/or patented.

     We also rely on confidentiality agreements and other trade secret protective measures to protect our interests in proprietary know-how and technology that are not patentable or for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers with access to our trade secrets to enter into confidentiality agreements, we cannot be certain that we will be able to meaningfully protect our trade secrets. Any material leak of confidential data into the public domain, or to third parties, could cause our business, financial condition and results of operations to suffer. It may be necessary for us to initiate litigation to protect and enforce our intellectual property rights. Such litigation may involve substantial costs, diversion of management’s time and attention from the operations of our business and the risk of an adverse outcome.

WE MAY IN THE FUTURE BE SUBJECT TO LITIGATION AND PATENT INFRINGEMENT CLAIMS.

     The technologies that we use to develop our products, and those that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to individual genes and to the analysis of gene expression or the manufacture and use of microarrays. The risk of additional litigation may increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in other genomic-related businesses. Therefore, we could be sued by third parties alleging patent infringement.

Litigation thus may be necessary to:

•	defend against third party claims of infringement of intellectual property rights;

•	assert claims of infringement and otherwise enforce our patents;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

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

INTERNATIONAL PATENT PROTECTION IS UNCERTAIN.

     Patent law outside the United States is uncertain and is currently undergoing review and revision in various countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. We may participate in opposition proceedings to determine the validity of our or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts and may not be successful in limiting the patent scope of competitors.

THE GENOMICS INDUSTRY IS COMPETITIVE AND EVOLVING RAPIDLY, AND WE MAY FALL BEHIND OUR COMPETITORS.

     Competition exists among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. We face competition in these areas from pharmaceutical, biotechnology and diagnostic companies, academic and non-profit institutions and government or other publicly funded agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including the use of microarrays, to attempt to identify disease-related genes. In addition, certain pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. In order to compete against existing and future technologies, we will need to demonstrate to potential customers that our technologies and capabilities are superior to competing technologies.

     Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field and genomics being shown to be an effective method for drug discovery and development. Rapid technological development by others or us may result in products or technologies becoming obsolete before we recover the expenses incurred in connection with the development of such products or technologies. Products offered by us could become less competitive compared to less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

OUR REVENUE IS DERIVED PRIMARILY FROM, AND IS SUBJECT TO, RISKS FACED BY THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY.

     We expect that our revenue in the foreseeable future will be derived primarily from information products and services provided to our customers. Accordingly, our success will depend directly upon customer demand for our genomic information products and services. Our results of operations may fluctuate substantially due to reductions and/or delays in research and development expenditures by companies in these industries. These reductions and/or delays may result from factors such as:

•	changes in economic conditions;

•	changes in the regulatory environment affecting our products and services or the products and services of our customers;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate, reduce costs and improve performance;

•	other factors affecting customer research and development spending; and

•	additional regulation of the drug discovery and development process.

     None of these factors is within our control.

ACQUISITION OF THERIMMUNE; ACQUISITIONS WILL CREATE RISKS AND UNCERTAINTIES.

     In February 2003, we entered into a definitive agreement to acquire TherImmune in a transaction currently expected to close early in the second quarter of 2003, subject to the fulfillment of various conditions, including that the shareholders of TherImmune approve the transaction, that we complete our offering of stock to the TherImmune shareholders and that the price of our stock remain above a certain minimum level. Accordingly, we can not assure when the transaction will be consummated, if at all. In the future, we may acquire other assets, technologies and businesses. We cannot be sure, however, that acquisition candidates will be available or will be available on terms acceptable to us. Acquisitions that we may complete involve risks such as the following:

•	we may be exposed to unknown liabilities of acquired companies;

•	our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual results of operations to fluctuate;

•	combining the operations and personnel of the acquired businesses with our own may be difficult and costly, and integrating or completing the development and application of acquired technologies may disrupt our business and divert management’s time and attention;

•	our relationships with key customers of acquired businesses may be impaired due to changes in management and ownership of the acquired businesses;

•	we may be unable to retain key employees of the acquired businesses or hire enough qualified technical personnel to staff new or expanded operations;

•	we may incur impairment and amortization expenses if an acquisition results in significant goodwill or other intangible assets; and

•	our stockholders will be diluted if we pay for the acquisition with equity securities.

     If the TherImmune acquisition is consummated, we will be required to integrate into our Company their approximately 215 employees, organization, customers and operations. Additionally, TherImmune’s business involves the use of animals for testing and controlled use of hazardous materials, which generates biological and hazardous waste for disposal. As a result, we will be subject to additional governmental regulation and risks of liability. Further, we expect to record significant goodwill in connection with the acquisition, which may be subject to future impairment. Any one of these factors, individually or in the aggregate, could have a material adverse effect on our results of operations and financial condition. Also, in connection with the acquisition, we expect to issue shares of our Common Stock to the shareholders of TherImmune with an aggregate value of approximately $21 million, subject to adjustment based on the closing price of our stock during a period prior to closing, which will dilute our stockholders.

     The fact that a substantial number of shares of our Common Stock would be issued in the TherImmune transaction could have a depressive effect on our stock price. In addition, we have agreed under our agreement with TherImmune to use our best efforts to register with the SEC shares of our Common Stock received by its shareholders within 120 days after the closing of the transaction and to use reasonable efforts to maintain such registration statement effective for 30 days. TherImmune shareholders may be more likely to sell their otherwise restricted shares received in the transaction during that time period, and, if a substantial portion of such shares is then sold, the market price of our Common Stock may be adversely affected.

WE DEPEND ON KEY EMPLOYEES IN A COMPETITIVE MARKET FOR SKILLED PERSONNEL.

     We are highly dependent on the principal members of our management, operations and scientific staff and have entered into employment agreements with many of these persons. The loss of any these persons’ services could have a material adverse effect on our business.

     Our future success also will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel. We compete for qualified personnel and may not be able to continue to attract and retain personnel necessary for the development of our business.

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND MAY SUBJECT US TO ENVIRONMENTAL LIABILITY.

     Our research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and such liability could exceed our resources.

     We believe that we are in compliance in all material respects with currently applicable environmental laws and regulations and do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs in the future to comply with environmental laws and regulations.

WE MAY BE EXPOSED TO PRODUCT LIABILITY AND RELATED RISKS.

     We may be exposed to claims of liability from the use of products that either our customers or we provide. For example, we may be subject to claims of product liability if our GeneExpress System products contain inaccurate information or if any of our customers develops, commercializes or uses a product discovered through the use of our genomic information products which results in injury or death to clinical trial participants or patients. Although our products are only licensed for use in research and development and are not designed to be the only methods used in testing and evaluating drugs in development, even unsuccessful claims of liability could require substantial expenses and time to resolve. While we currently maintain professional liability insurance, our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any product liability claims.

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

     Our Certificate of Incorporation gives our board of directors the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of our Common Stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

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

ITEM 2. PROPERTIES

     Our headquarters consist of approximately 50,000 square feet of office and research laboratory space located in Gaithersburg, Maryland under a lease, which expires in 2007. We also lease approximately 57,000 and 6,000 square feet of additional research laboratory and office space in two other locations in Gaithersburg, Maryland under lease arrangements with terms expiring in 2011 and 2007, respectively. We lease approximately 13,000 square feet of office space in Berkeley, California under lease arrangements with terms expiring in 2004 and 2007.

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

	High	Low

Year ended December 31, 2001
First Quarter	$25.125	$14.188
Second Quarter	26.050	14.984
Third Quarter	21.300	11.140
Fourth Quarter	20.800	12.400
Year ended December 31, 2002
First Quarter	19.700	14.300
Second Quarter	18.990	11.550
Third Quarter	12.850	7.390
Fourth Quarter	$8.410	$5.800

     On March 4, 2003, the last reported sale price of our Common Stock on the Nasdaq National Market was $4.96. As of March 4, 2003, there were approximately 255 holders of record of our Common Stock, including one company acting as holder of record for all investors whose stock is held in street name.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations and current and anticipated cash needs.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 and with respect to the consolidated balance sheets as of December 31, 2002 and 2001 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$54,848	$43,328	$26,883	$19,202	$13,197
Expenses:
Database production	57,941	55,452	40,432	26,331	14,350
Selling, general and administrative	19,734	19,323	17,770	9,194	7,552
Research and development	2,367	3,577	3,582	3,239	2,255
Acquired in-process research and development(1)	—	—	—	—	35,196
Amortization of goodwill	—	1,524	1,524	1,524	381

Total expenses	80,042	79,876	63,308	40,288	59,734

Loss from operations	(25,194)	(36,548)	(36,425)	(21,086)	(46,537)
Interest (income), net	(3,139)	(8,645)	(13,706)	(685)	(1,844)
Other (income) expense	(250)	(83)	(234)	(30)	80
Write-down of equity investments	753	2,495	—	—	—

Net loss before income tax expense, equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(22,558)	(30,315)	(22,485)	(20,371)	(44,773)
Income tax expense	1,492	533	210	220	100

Net loss before equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(24,050)	(30,848)	(22,695)	(20,591)	(44,873)
Equity in net loss of unconsolidated investees	—	2,322	—	—	—

Net loss before cumulative effect of change in accounting principle	(24,050)	(33,170)	(22,695)	(20,591)	(44,873)
Cumulative effect of change in accounting principle	—	—	(1,322)	—	—

Net loss	$(24,050)	$(33,170)	$(24,017)	$(20,591)	$(44,873)

Amounts per share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.89)	$(1.25)	$(0.90)	$(1.04)	$(2.86)
Cumulative effect of change in accounting principle	—	—	(0.05)	—	—

Net loss	$(0.89)	$(1.25)	$(0.95)	$(1.04)	$(2.86)

Shares used in computing basic and diluted net loss per share	26,948	26,540	25,209	19,833	15,681

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$167,102	$197,818	$229,482	$12,446	$30,982
Working capital	163,681	187,184	211,300	5,423	26,573
Total assets	227,460	256,927	289,533	41,166	55,566
Total long-term debt and capital lease obligations	750	338	2,966	4,590	5,305
Total stockholders’ equity	204,438	226,027	253,715	23,068	41,288

(1)	In connection with our acquisition of Oncormed, we incurred a non-recurring charge of $35.2 million related to the write-off of acquired in-process research and development.

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

     We commenced operations in 1996. In 1997, we began developing customized information products based on proprietary genomic services under collaboration agreements; these products were designed for our customers’ internal research and development programs targeted to specific therapeutic areas of interest. The skills and competencies acquired in creating such customized information products became the foundation for developing, in early 1999, the GeneExpress System, our large-scale reference set of gene expression information. The GeneExpress System comprises what we believe to be one of the world’s most comprehensive surveys of gene expression in human and animal tissues related to disease and drug toxicity. The first commercial version of the GeneExpress System was launched in late 1999. We sold our first GeneExpress subscription in December 1999. Currently, we market and sell or license our GeneExpress line of products and services to pharmaceutical and biotechnology customers worldwide.

     The GeneExpress System products and services can be divided into three solution groups:

•	BioExpress Solutions, which consist of the BioExpress System, BioExpress Suites and BioExpress Services, including BioExpress Reports, Sample Processing Services and Bioinformatics Services;

•	ToxExpress Solutions, which consist of the ToxExpress Predictive System, ToxSuites and ToxExpress Services, including ToxScreen Reports, ToxMOT Services and Custom ToxExpress Services; and

•	Other Products and Services Solutions, which consist of proprietary bioinformatics resources (the Genesis Enterprise System), data integration services and other custom software and database products and services.

     Typically, GeneExpress System products, other than Reports, the Genesis Enterprise System and other software and product-related services, are accessed under multi-year term subscription agreements with current pricing depending upon a variety of factors, including the product accessed, the scope of access, the level and type of information available, the number and type of users, the application of the product to our customers’ development efforts, additional services required and other factors. Pricing for BioExpress Reports depends on the number of genes and/or tissue samples surveyed and other services provided. Pricing for ToxScreen Reports depend upon the scope and the number of compounds analyzed. Pricing for a license to the Genesis Enterprise System depends upon which elements of the System and services are provided. Pricing for BioExpress, ToxExpress and Software Services depends upon the level and type of the services to be rendered. Pricing for customized information products based on proprietary genomic services under collaboration agreements are determined on a case-by-case basis and typically include annual access fees, research support and milestone payments.

     Subscription fees for GeneExpress database products are recognized ratably over the term of the subscription. Fees from customized information products and services are recognized when custom services are performed or costs are incurred. Our business agreements may provide the right for early termination without penalty to our customers.

     Our future profitability will depend in part on the continued successful commercialization of our GeneExpress products and services through the establishment of agreements with additional customers, as well as renewal of agreements with, and agreements for additional products and services for, certain existing customers. Payments to access our GeneExpress products and services continue to be our primary source of revenue. We have not received, and do not expect to receive, significant royalty or other revenue from the development and commercialization of products by our customers using our information products. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

     We have incurred operating losses in each year since our inception. At December 31, 2002, we had an accumulated deficit of $159.4 million. Our losses have resulted principally from costs incurred in the development of our genomic information products and services and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue, which to date has been generated principally from subscriptions to our GeneExpress products and services and agreements for our customized information products. We expect to incur additional operating losses in the future.

RECENT DEVELOPMENT

     On February 25, 2003, we announced the proposed acquisition of TherImmune for approximately $52 million, subject to adjustment. TherImmune is a privately held, drug development CRO specializing in discovery, preclinical and early stage clinical trial services. Under the terms of the agreement, we will pay approximately $31 million in cash and issue TherImmune shareholders new shares of our Common Stock, with a value of approximately $21 million, subject to adjustment based on the closing price of our stock during a period prior to closing. The acquisition is subject to completion of the securities offering, approval of the TherImmune shareholders and certain other conditions, including our Common Stock be above a certain minimum level. The acquisition is expected to close early in the second quarter of 2003.

     If completed, we expect the acquisition of TherImmune will have a significant impact on our results of operations, liquidity and capital resources which the following discussion does not take into account.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Revenue increased $11.5 million or 27% to $54.8 million in 2002 from $43.3 million in 2001. The increase in revenue resulted primarily from subscription fees related to new and existing pharmaceutical and biotechnology GeneExpress customers. No one customer contributed 10% or more of our revenue for the year 2002; however, revenue from Procter & Gamble and UCB Research each accounted for 10% or more of revenue for 2001. As of December 31, 2002, we had concluded all of our obligations under the terms of the GeneExpress subscription agreement and custom discovery partnership with LG Life Sciences and our GeneExpress subscription agreement with Genaissance Pharmaceuticals, Inc. Due to the size of these subscription agreements, we do not expect that the expiration of these agreements will have a material effect on our business, financial condition or results of operations. Due to current economic uncertainty, we continue to experience delays in purchasing decisions among a number of our existing and potential customers. We expect these delays will slow our rate of revenue growth for the foreseeable future.

     Database production expenses include costs to populate and maintain our existing core database products, the GeneExpress System and other genomic information products. Database production expenses increased to $57.9 million in 2002 from $55.5 million in 2001. These expenses for 2002 increased based on higher employee and depreciation and amortization costs, offset by lower expenses relating to microarray usage and agreements with third parties. Database production expenses are expected to decrease in 2003 as compared to 2002, due to lower microarray usage and agreements with third parties, partially offset by higher employee costs.

     Selling, general and administrative expenses include the costs of corporate operations, sales and marketing, finance and accounting, legal, human resources and other general operations. Selling, general and administrative expenses increased to $19.7 million in 2002 from $19.3 million in 2001, which was due to normal fluctuations in the costs of operations. When compared to 2002, selling, general and administrative expenses for 2003 are not expected to increase significantly.

     Research and development expenses include the costs associated with our efforts to improve the processes currently used in the production of our database products as well as research on additional technology platforms. Research and development expenses decreased to $2.4 million in 2002 from $3.6 million in 2001, which was primarily due to lower employee costs and laboratory supplies. When compared to 2002, research and development expenses for 2003 are expected to increase slightly.

     In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which we adopted January 1, 2002, we no longer amortize goodwill, but instead apply annual impairment tests in accordance with the Statement. We completed the initial impairment analysis upon adoption of SFAS 142 and our subsequent annual impairment analysis, which resulted in no impairment to goodwill. Amortization of goodwill was $1.5 million in 2001, as a result of the acquisition of Oncormed in September 1998.

     Net interest income decreased to $3.1 million in 2002 from $8.6 million in 2001, primarily due to a decrease in the rates of return for our investments in, and to a lesser degree a decline in our balance of, cash, cash equivalents and marketable securities available-for-sale.

     We recorded a write-down of $0.8 million, representing our entire investment in Metabometrix, Ltd. in 2002 and a write-down of $2.5 million in our investment in Neuralstem, Inc. (“Neuralstem”) in 2001 to reflect declines in their estimated market values.

     Income tax expense increased to $1.5 million in 2002 from $0.5 million in 2001, due to tax withholdings on certain payments by our Japanese customers. We expect income tax expense to increase in 2003 as we recognize a full year of activity from such customers.

     During 2002, we did not record any additional losses to our investment in Neuralstem and as of December 31, 2002, the value of our investment was $4.3 million. Because Neuralstem is a privately held company, we cannot predict at this time whether its value will decline requiring a further write-down of this investment in the future.

     We account for our investment in MetriGenix, Inc. (“MetriGenix”) using the equity method. As our investment in MetriGenix was reduced to zero at December 31, 2001 and we have no guarantees or commitment to provide future funding, we did not record any additional losses to our investment in 2002 and do not expect to record additional losses in the future. During the year ended December 31, 2001, we recorded 100% of MetriGenix’s losses up to the book value of our contribution ($0.9 million). We also entered into certain agreements with MetriGenix including a subscription to GeneExpress and to provide certain administrative services and subleased space. No revenue has been recorded related to the subscription through December 31, 2002. For the years ended December 31, 2002 and 2001, we received fees of $0.8 million and $0.3 million, respectively, for the reimbursement of costs associated with providing administrative services and subleased space. These fees will continue as long as we provide such services and subleased space.

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

     Database production expenses include costs to populate and maintain our existing core database product, the GeneExpress System, and other genomic information products. Database production expenses increased to $55.5 million in 2001 from $40.4 million in 2000. Of the increase, $4.2 million, $4.2 million, $3.5 million and $2.1 million was due to increased microarray usage, depreciation and amortization costs, research and consulting agreement costs and tissue acquisition costs, respectively. Of the increase in depreciation and amortization costs, $3.4 million was due to amortization expense related to licenses of technology and software development and database upgrade costs.

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

     Research and development expenses include the costs associated with our efforts to improve the processes currently used in the production of our database products as well as research on additional technology platforms. Research and development expenses were $3.6 million in 2001 and 2000.

     Amortization of goodwill was $1.5 million in 2001 and 2000, as a result of the acquisition of Oncormed in September 1998.

     Net interest income decreased to $8.6 million in 2001 from $13.7 million in 2000, primarily due to decreases in the rates of return for our investments in cash, cash equivalents and marketable securities available-for-sale.

     During 2001, we accounted for our investment in Neuralstem, a privately held company in which we initially had a voting stock interest of 26.7%, using the equity method of accounting. We recognized non-cash losses of $1.5 million for the year ended December 31, 2001. Effective April 30, 2001, we reduced our voting stock interest to 14.8% and began accounting for our investment using the cost method of accounting. Our financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. During the fourth quarter of 2001, we recorded a $2.5 million write-down of our investment in Neuralstem to its estimated market value.

     During 2001, we completed a spin-off of our patented Flow-thru Chip technology to a newly created subsidiary, MetriGenix. We contributed relevant intellectual property and know-how associated with the Flow-thru Chip technology and transferred certain employees to the new venture in exchange for voting common stock. Concurrent with the spin-off, MetriGenix sold voting preferred stock to certain investors for $15 million, which reduced our voting ownership interest as of the closing to 54%. The shareholders entered into an agreement which contains certain restrictions on transfer of MetriGenix stock and provisions regarding certain matters of corporate governance, including provisions that provide the investors with veto rights with respect to certain significant aspects of MetriGenix’s operations and with majority representation on the Board of Directors. As a result, because we do not control MetriGenix, we account for our investment using the equity method. During the year ended December 31, 2001, we recorded 100% of MetriGenix’s losses up to the value of our contribution ($0.9 million). We also entered into certain agreements with MetriGenix including a subscription to GeneExpress and to provide certain administrative services and subleased space. No revenue was recorded related to the subscription in 2001. For the year ended December 31, 2001, we received fees of $0.3 million for the reimbursement of costs associated with providing administrative services and subleased space. These fees will continue as long as we provide such services and subleased space.

     During 2000, we recorded a cumulative effect of an accounting change of $1.3 million related to the adoption of Staff Accounting Bulletin No. 101 (“SAB 101”).

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2002, we have financed our operations through the sale of equity securities and payments from customers. In February 2000, we completed a follow-on public offering of 4,680,000 shares of our Common Stock, generating net proceeds of approximately $247.5 million. As of December 31, 2002, we had approximately $167.1 million in cash, cash equivalents and marketable securities available-for-sale, compared to $197.8 million as of December 31, 2001.

     Net cash used in operating activities was $20.1 million for the year ended December 31, 2002 and $17.2 million during the same period in 2001 due to the continued funding of our operating losses.

     During the years ended December 31, 2002 and 2001, our investing activities, other than purchases and sales and maturities of available-for-sale securities, consisted primarily of capital expenditures and software development and database upgrade costs. Capital expenditures for the years ended December 31, 2002 and 2001 amounted to $1.9 million and $8.3 million, respectively. For the year ended December 31, 2001, approximately 50% of these expenditures related to the purchases of laboratory and computer equipment needed to expand the content of our GeneExpress product line, whereas approximately 35% related to tenant improvements for the build-out of our production facility, which was completed in March 2001. We expect laboratory and computer equipment purchases to continue at a rate similar to that in 2002, as we expand the content of, and the products derived from, the GeneExpress System.

     We have capitalized software development costs of $7.1 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. These costs relate to ongoing efforts to enhance the software platform of our GeneExpress System. During the year ended December 31, 2002, we capitalized $3.9 million of costs related to the upgrade of the content in the BioExpress System, as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Additional software development costs are expected to continue as a result of ongoing efforts to further enhance the software platform of our GeneExpress System.

     Our financing activities, other than the repayment of capital lease obligations and equipment loans, primarily consisted of the exercise of stock options. During the year ended December 31, 2001, we prepaid an equipment loan in full totaling approximately $1.9 million due to the cost of such capital and the prevailing interest rate in the market.

     In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplied its microarrays to us for the development of gene expression databases. During 2001, we renegotiated and extended this agreement for two years, subject to renewal, commencing January 2002. Under the terms of the new agreement, we continue to pay Affymetrix subscription fees for access to the microarrays, purchase the microarrays and related instrumentation and software and expect to record royalty expense, payable to Affymetrix, in future years upon meeting certain GeneExpress subscription revenue thresholds. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total research and development expense.

     As discussed in Notes 6 and 9 to our Consolidated Financial Statements, future minimum long-term debt payments and operating lease payments are listed below:

		Within	Years 2	Years 4	Beyond
	Total	Year 1	And 3	And 5	Year 5

Long-term debt	$750	$40	$86	$546	$78
Operating leases	17,110	2,951	5,560	5,459	3,140

Total	$17,860	$2,991	$5,646	$6,005	$3,218

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

CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2002, we changed our method of accounting for goodwill in accordance with SFAS 142. Prior to 2002, we recognized amortization expense on goodwill in the amount of $1.5 million per year. Under the new accounting method, we no longer amortize goodwill, but are subject to annual impairment tests in accordance with this Standard. This accounting change resulted in a decrease in amortization expense and net loss of $1.5 million for 2002 and future years. Based on the impairment tests performed in 2002, no impairment resulted in the value of goodwill in our financial statements.

CRITICAL ACCOUNTING POLICIES

     We have prepared our financial statements in conformity with accounting principles generally accepted in the United States and these statements necessarily include some amounts that are based on informed judgments and estimates of management. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. As discussed below, our financial position or results of operations may be materially affected when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

     Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is generated primarily from subscriptions to our GeneExpress products and services and is recognized ratably over the term of each agreement in accordance with SAB 101, as amended by SAB 101A and 101B. SAB 101 requires four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the subscription fees taking into account early termination provisions and the collectability of those fees (see “Accounts Receivable”). Revenue recognized for multiple element contracts is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on management’s analysis of objective evidence from comparable historical sales of the individual element to our customers. If such evidence of fair value for any element of the arrangement does not exist, revenue from such element is deferred until such time that evidence of fair value does exist or is recognized ratably over the longest performance period of the remaining elements. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

ACCOUNTS RECEIVABLE

     Our ability to collect outstanding receivables from our customers is important to our operating performance and cash flows. Typically, our customer agreements require advance quarterly payments mitigating such risk, but other agreements may contain deferred payments. At December 31, 2002, we did not record an allowance for doubtful accounts as our customers’ payment history and our understanding of their ability to make payments did not warrant such allowance. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowance for doubtful accounts may be required.

INVENTORY

     We maintain an inventory of tissue samples collected from various commercial and academic sites that are used to expand the content of our GeneExpress System. We assess the quality and supply of samples in excess of our current requirements in determining appropriate reserves. Our methods for calculating these reserves are based both on historical performance and management estimates. Inventory reserves are reviewed for adjustment on an ongoing basis. Changes in tissue quality and/or our requirements for their use could potentially cause adjustments to these reserves that might have a material impact on our financial statements.

INVESTMENTS IN EQUITY SECURITIES

     We hold equity investments in four companies, none of which are publicly traded, whose businesses may be complementary to our business. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor results of operations of the underlying investee could result in losses or an inability to recover the carrying value of these investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

     We have goodwill and other intangible assets including licenses to technologies or data, patent costs and software and database development costs. The determination of their estimated useful lives and whether or not any of these assets are impaired involves significant judgments including the following:

•	our licensed and internally developed intellectual property may not provide valid and economical competitive advantage;

•	our products may become obsolete before we recover the costs incurred in connection with their development;

•	our use of such assets; and

•	our market value relative to net book value.

     Goodwill and other intangible assets are reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business conditions could potentially cause adjustments to asset valuations, thereby possibly requiring an impairment charge in the future.

NEW PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, which we adopted on January 1, 2002. Under the new Standards, goodwill is no longer amortized, and is subject to annual impairment tests in accordance with the Standards. Other intangible assets will continue to be amortized over their expected useful lives. We adopted this Standard on accounting for goodwill and other intangible assets on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board’s No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of, but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Our adoption of the provisions of SFAS 144 effective January 1, 2002, had no material impact on our financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs, as well as the amount recognized. We will adopt this guidance prospectively for exit or disposal activities after January 1, 2003, and do not expect that adoption will have a material effect on reported results of operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made no guarantees subject to the liability recognition provisions of the Interpretation. We adopted the disclosure requirements of the standard for our December 31, 2002 reporting period.

     The EITF Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003. We do not believe that the impact of adoption will be material to our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2002, we had cash and cash equivalents of approximately $107.0 million and marketable securities available-for-sale of $60.1 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at December 31, 2002, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the year ended December 31, 2002 by approximately $1.7 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and notes thereto, together with the Report of Independent Auditors thereon, appear on pages F-1 through F-18 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

     The following table sets forth the names of the members of the Board of Directors. Also set forth is certain other information with respect to each such person’s age, the periods during which he has served as a director and positions currently held with Gene Logic.

			Expiration
		Director	Of
Director	Age	Since	Term	Positions Held With The Company

Charles L. Dimmler III (1)(2)	61	1996	2003	Director
G. Anthony Gorry, Ph.D. (1)(2)(3)	62	1997	2003	Director
Jules Blake, Ph.D. (1)(2)	78	1994	2004	Director
Michael J. Brennan, M.D., Ph.D.	45	1995	2004	Director
Mark D. Gessler	41	2000	2005	Chairman, Chief Executive Officer and President
J. Stark Thompson, Ph.D. (1)(2)(3)	61	2002	2005	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

(3)	Member of Nominating Committee.

     Set forth below is biographical information for each member of the Board of Directors.

     Charles L. Dimmler III has served as a director since May 1996. In 2001, he became Chief Investment Officer of H. Lundbeck A/S, a pharmaceutical company listed on the Copenhagen stock exchange. In 2001, Mr. Dimmler was President and Chief Executive Officer and thereafter became Chairman of the Board of Directors of Lundbeck, Inc., a pharmaceutical company and subsidiary of H. Lundbeck A/S. From January 2000 to September 2001, Mr. Dimmler served as a Managing Director of Burrill & Company, a private merchant banking firm specializing in the life science industries. From prior to March 1998 until December 1999, Mr. Dimmler was an investment officer of Cross Atlantic Partners Funds and an operating officer of Cross Atlantic Partners, Inc., a manager of private equity funds. From prior to March 1998 until December 1998, Mr. Dimmler was a General Partner of Hambro International Equity Partners, a private equity fund.

     G.     Anthony Gorry, Ph.D. has served as a director since January 1997. Since July 2000, Dr. Gorry has been the Friedkin Professor of Management and Professor of Computer Science at Rice University where he also serves as the Director of the Center for Technology in Teaching and Learning. From prior to March 1998 through July 2000, he was Vice President, Information Technology at Rice. Dr. Gorry directs a training grant on computational biology funded by the National Library of Medicine. He is also Adjunct Professor of Neuroscience at Baylor College of Medicine. Dr. Gorry holds a B.Eng. from Yale University, an M.S. in chemical engineering from the University of California, Berkeley and a Ph.D. in computer science from the Massachusetts Institute of Technology. He is a Member of the Institute of Medicine of the National Academy of Sciences and a Fellow of the American College of Medical Informatics.

     Jules Blake, Ph.D. has served as a director since our inception in September 1994. From 1973 until his retirement in 1989, Dr. Blake served as Vice President of Research and Development and Vice President, Corporate Scientific Affairs, for Colgate-Palmolive, Inc. Dr. Blake serves on the board of directors of the public company Martek Biosciences Corporation. Dr. Blake holds a Ph.D. in organic chemistry from the University of Pennsylvania.

     Michael J. Brennan, M.D., Ph.D. has served as a director since December 1995 and was our Chairman of the Board of Directors from March 2000 through April 2001. He served as our Chief Executive Officer from December 1995 through June 2000 and as our President from December 1995 through January 1999. Since September 2000, Dr. Brennan has been a General Partner of Oxford Biosciences Partners, a venture capital firm specializing in the financing of early stage healthcare companies. Dr. Brennan received a Ph.D. in neurobiology and an M.D. from the University of Witwatersrand, Johannesburg, South Africa.

     Mark D. Gessler has served as Chairman of the Board of Directors since April 2001, as Chief Executive Officer since June 2000 and as President since January 1999. Mr. Gessler has also served as a director since March 2000. From January 1999 through June 2000, Mr. Gessler served as our Chief Operating Officer. From prior to March 1998 to October 1999, Mr. Gessler served as our Chief Financial Officer. From prior to March 1998 to January 1999, Mr. Gessler served as our Senior Vice President, Corporate Development. Mr. Gessler holds an MBA from the University of Tennessee.

     J.     Stark Thompson, Ph.D. has served as a director since February 2002. From 1988 until his retirement in 2000, Dr. Thompson served as the President, Chief Executive Officer and as a director of Life Technologies, Inc., a developer, manufacturer and supplier of products and services for life science research. Dr. Thompson has a Ph.D. in Physiological Chemistry from Ohio State University.

IDENTIFICATION OF EXECUTIVE OFFICERS

     The names and ages of all executive officers as of December 31, 2002 and their respective positions and offices with us are set forth below.

Name	Age	Position

Mark D. Gessler	41	Chairman, Chief Executive Officer and President
Philip L. Rohrer, Jr.	46	Chief Financial Officer
Y. Douglas Dolginow, M.D.	48	Senior Vice President, Pharmacogenomics
Victor M. Markowitz, D.Sc	49	Senior Vice President and Chief Information Officer
F. Dudley Staples, Jr.	55	Senior Vice President, Secretary and General Counsel

     Mark D. Gessler has served as Chairman of the Board of Directors since April 2001, as Chief Executive Officer since June 2000 and as President since January 1999. Mr. Gessler has also served as a director since March 2000. From January 1999 through June 2000, Mr. Gessler served as our Chief Operating Officer. From prior to March 1998 to October 1999, Mr. Gessler served as our Chief Financial Officer. From prior to March 1998 to January 1999, Mr. Gessler served as our Senior Vice President, Corporate Development. Mr. Gessler holds an MBA from the University of Tennessee.

     Philip L. Rohrer, Jr. has served as Chief Financial Officer since October 1999. From prior to March 1998 to August 1999, Mr. Rohrer served as Chief Financial Officer of BioWhittaker Inc., a biotechnology supply company. Prior thereto, he held other operations positions with that company. Mr. Rohrer holds an A.B. in biology from Hood College and an M.S.M. from Frostburg State University.

     Y. Douglas Dolginow, M.D. has served as Senior Vice President, Pharmacogenomics since September 1998. Prior to September 1998, Dr. Dolginow served as President, Chief Operating Officer and as a director of Oncormed, Inc., a gene therapy biotechnology company, which was acquired by Gene Logic in September 1998. Prior thereto, Dr. Dolginow served as medical director for several clinical laboratories, and since prior to March 1998, he has been an active member of the Clinical Faculty at the University of California, San Francisco. Dr. Dolginow received a M.D. from the University of Kansas.

     Victor M. Markowitz, D.Sc. has served as Senior Vice President and Chief Information Officer since March 2000. He was Senior Vice President, Data Management Systems from September 1998 to March 2000 and Vice President, Data Management Systems from prior to March 1998 to September 1998. Prior thereto, Dr. Markowitz was a staff scientist at Lawrence Berkeley National Laboratory and project leader in the laboratory’s Data Management Research and Development Group. Dr. Markowitz received his M.Sc. and D.Sc. degrees in computer science from Technion, the Israel Institute of Technology.

     F. Dudley Staples, Jr. has served as Senior Vice President, Secretary and General Counsel since May 2002. From September 1999 to June 2001, Mr. Staples served as General Counsel of Online Office Supplies Company, an online seller of office supplies and subsidiary of eCommerce Industries, Inc., and then as Associate General Counsel of eCommerce Industries, Inc. From prior to March 1998 until August 1999, Mr. Staples served as General Counsel and Corporate Secretary of BioWhittaker Inc., a biotechnology supply company. Mr. Staples holds a J.D. degree from the University of Virginia School of Law and a B.A. from Williams College.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act of 1934, as amended, requires our directors and Named Executive Officers (as such term is defined below under “Item 11 – Executive Compensation – Summary of Compensation”), and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Gene Logic Inc. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, in 2002, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all reports required by Section 16(a) with respect to our officers, directors and beneficial owners of greater than ten percent of our stock were filed timely except that one report each covering one transaction each, was not filed timely by Drs. Dolginow and Thompson with respect to 2002 and by Dr. Brennan and Mr. Gessler with respect to 2001; and one report on Form 4 each covering an aggregate of thirteen cancellations of options in connection with our tender offer for outstanding stock options, was not filed by Drs. Brennan, Dolginow and Markowitz and Messrs. Gessler and Rohrer, Jr., although the transactions subsequently were reported on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Each non-employee director currently receives $20,000 per year. Starting in 2003, each non-employee director also receives a fee of $500 per Board meeting, whether in person or by telephone, and per Committee meetings not held in conjunction with a full Board meeting, whether in person or by telephone, and each committee chairman receives an additional $1,000 per year for serving as a chairman. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with our policy.

     Each non-employee director also receives automatic stock option grants under the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Only non-employee directors or an affiliate of such directors (as defined in Internal Revenue Code of 1986, as amended (the “Code)) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are not intended by us to qualify as incentive stock options under the Code. During 2002, in accordance with the Directors’ Plan, we granted options covering 15,000 shares to three non-employee directors and 30,000 shares to one of our non-employee directors, at an exercise price per share of $12.89 and $16.31, respectively, under the Director’s Plan. One-time option grants have been made to certain non-employee directors under the 1997 Equity Incentive Plan (the “Incentive Plan”) in certain previous years. The options were all granted with an exercise price equal to the fair market value of our Common Stock on the date of grant.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

     The following table shows for the years ended December 31, 2002, 2001 and 2000, compensation paid to our Chief Executive Officer and our four most highly compensated executive officers and one additional executive officer who, but for the fact that he was no longer employed at such date would have been included in the table, at December 31, 2002 (the “Named Executive Officers”).

						Long-Term
						Compensation
						Awards
	Annual Compensation
					Other Annual	Securities
					Compensation	Underlying
Name And Principal Position	Year	Salary ($)	Bonus ($)		($)(1)	Options (#)(8)

Mark D. Gessler	2002	400,000	208,872		—	—
Chief Executive Officer and President (2)	2001	400,000	249,986		—	100,000
	2000	375,000	512,500	(3)	—	220,000
Philip L. Rohrer, Jr.	2002	260,000	194,942	(4)	—	—
Chief Financial Officer	2001	238,271	93,064		—	70,000
	2000	200,000	86,000		—	50,000
Y. Douglas Dolginow, M.D.	2002	273,989	85,737			—
Senior Vice President, Pharmacogenomics	2001	273,989	67,517			60,000
	2000	262,200	66,666		—	50,000
Victor M. Markowitz, D.Sc	2002	292,320	91,817		—	—
Senior Vice President and Chief Information Officer	2001	292,320	129,255		—	60,000
	2000	275,000	125,000		—	50,000
David S. Murray	2002	254,968	152,288		—	—
Senior Vice President, Marketing and Sales (5)	2001	275,832	233,171		—	52,000
	2000	253,159	265,000		84,795 (6)	160,000
F. Dudley Staples	2002	121,160	18,059		—	65,000
Senior Vice President, General Counsel(7)	2001	—	—		—	—
	2000	—	—		—	—

(1)	As permitted by rules promulgated by the SEC, no amounts are shown for any “perquisites,” where such amounts do not exceed the lesser of 10% of salary plus bonus or $50,000.

(2)	Mr. Gessler served as Chief Operating Officer until June 2000 and as Chief Executive Officer since June 2000.

(3)	Includes a bonus in special recognition of the successful completion of our follow-on public offering in 2000 in the amount of $237,500.

(4)	Includes a bonus for outstanding performance in 2002.

(5)	Mr. Murray is no longer employed by Gene Logic, effective in December 2002.

(6)	Includes reimbursement for relocation expenses.

(7)	Mr. Staples joined Gene Logic in May 2002.

(8)	In 2002, we initiated a tender offer for outstanding stock options held by our employees. Under the terms of the tender offer, eligible employees could tender options that were granted with an exercise price equal to or greater than $11.00 per share, subject to additional requirements for any options granted after May 4, 2002. Once tendered and accepted, the old options were cancelled and each employee who tendered options is now entitled, subject to meeting certain conditions, to receive new options for 80% of the number of shares available under the cancelled options at the fair market value on the date of the grant. One of the conditions to receiving the new options is that the individual must still be employed by Gene Logic on the grant date, which is expected to be between June 12, 2003 and July 11, 2003. The following Named Executive Officers tendered options for the following numbers of shares: Mr. Gessler – 320,000 shares; Mr. Rohrer, Jr. – 120,000 shares; Dr. Dolginow – 110,000 shares; and Dr. Markowitz – 110,000 shares. Assuming they meet the conditions of the tender offer, such Named Executive Officers would be entitled to receive new options for the following number of shares: Mr. Gessler – 256,000 shares; Mr. Rohrer, Jr. – 96,000 shares; Dr.

Dolginow – 88,000 shares; and Dr. Markowitz – 88,000 shares. Neither the old options, which were canceled as of December 11, 2002, nor the new options that may be issued in 2003, are included in the chart above.

STOCK OPTION GRANTS AND EXERCISES

     The following tables show for the year ended December 31, 2002, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

OPTION GRANTS IN 2002

Potential Realizable
	Individual Grants				Value at Assumed Annual
Rates of Stock Price
		% Of Total Options			Appreciation for Option
	Number of Securities	Granted to	Exercise or		Term (3)(4)
	Underlying Options	Employees in	Base Price	Expiration
Name	Granted (#)	2002(1)	($/Sh)(2)	Date	5% ($)	10% ($)

Mark D. Gessler	—	—	—	—	—	—
Philip L. Rohrer, Jr.	—	—	—	—	—	—
Y. Douglas Dolginow, M.D.	—	—	—	—	—	—
Victor M. Markowitz, D.Sc	—	—	—	—	—	—
David S. Murray	—	—	—	—	—	—
F. Dudley Staples	65,000	15.4	8.81	7/31/12	93,324	487,802

(1)	Based on options to purchase 421,600 shares of Common Stock granted to employees in 2002, including the Named Executive Officers.

(2)	The exercise price is equal to the fair market value of our Common Stock on the date of grant. All of the above options are subject to the terms of our Incentive Plan and are exercisable only as they vest.

(3)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years) and the fair market value per share of our Common Stock as of December 31, 2002 of $6.29. It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually. The total appreciation of the options over their 10-year terms at 5% and 10% is 63% and 159%, respectively, and do not reflect our estimate or projection of the future stock price performance. Actual gains, if any, are dependent on the actual future performance of our Common Stock.

(4)	In 2002, we initiated a tender offer for outstanding stock options held by our employees. (See Summary of Compensation.)

AGGREGATED OPTION EXERCISES IN 2002 AND 2002 YEAR-END OPTION VALUES

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money Options
			Options at 2002	at 2002
	Shares Acquired on	Value	Year-End (#)(2)	Year-End ($)(3)
Name	Exercise (#)	Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Mark D. Gessler	—	—	183,499 / 6,250	372,024 / 9,625
Philip L. Rohrer, Jr.	—	—	101,062 / 23,438	86,105 / 19,969
Y. Douglas Dolginow, M.D.	12,000	144,600	92,667 / 6,250	216,624 / 15,875
Victor M. Markowitz, D.Sc	—	—	185,552 / 2,084	451,885 / 3,209
David S. Murray	—	—	172,415 / --	-- / --
F. Dudley Staples	—	—	6,770 / 58,230	-- / --

(1)	Based on the fair market value per share of our Common Stock at the date of exercise (based on the closing sales price reported on the Nasdaq National Market for the date of exercise), less the exercise price.

(2)	In connection with our tender offer for outstanding stock options in 2002, the following Named Executive Officers tendered options for the following numbers of shares: Mr. Gessler – 320,000 shares; Mr. Rohrer, Jr. – 120,000 shares; Dr. Dolginow – 110,000 shares; and Dr. Markowitz – 110,000 shares. Assuming they meet the conditions of the tender offer, such Named Executive Officers would be entitled to receive new options for the following number of shares: Mr. Gessler – 256,000 shares; Mr. Rohrer, Jr. – 96,000 shares; Dr. Dolginow – 88,000 shares; and Dr. Markowitz – 88,000 shares. Neither the old options, which were canceled as of December 11, 2002, nor the new options that may be issued in 2003 are included in the chart above.

(3)	Based on the fair market value per share of our Common Stock of $6.29 at December 31, 2002, less the exercise price, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS AND TERMINATIONS OF EMPLOYMENT ARRANGEMENTS

     Messrs. Gessler, Rohrer and Staples and Drs. Dolginow and Markowitz each has an employment agreement with us, subject to automatic renewal after the initial term for successive one-year periods unless terminated. The agreements provide for payment of salary and annual bonuses. In the event of termination of an agreement by Gene Logic without cause (other than in connection with a change of control), Messrs. Gessler and Rohrer and Dr. Markowitz would each receive severance pay in an amount equal to 50% (25% in the case of Dr. Markowitz) of his respective annual salary as then in effect. Dr. Dolginow would receive severance pay in the amount of half of his salary and bonus then in effect or an amount in accordance with a Company-wide severance plan then applicable to Senior Vice Presidents, whichever is greater and any balance remaining on a specified additional incentive bonus.

     In connection with Mr. Murray’s termination, we entered into an agreement to pay severance in the amount of $298,828 payable over thirteen months, a portion of his bonus for 2002 in the amount of $57,538 and certain outplacement services and healthcare coverage.

     In furtherance of the stated goals of attracting and retaining executive officers and other key employees who contribute to our long-term success, we have an Executive Severance Plan (the “Retention Plan”). The purpose of the Retention Plan is to encourage eligible executives to continue as our employees in the event of a change of control. The Retention Plan also provides for severance benefits to those employees if their employment with Gene Logic is terminated, under certain circumstances, shortly before or after the change of control.

     The Retention Plan provides the following benefits for our senior executive officers, which includes our Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Senior Vice Presidents, and certain employees selected by the Compensation Committee who hold the title of vice president, director or senior director, upon a change in control:

(a)	immediate vesting of any unvested stock options;

(b)	in the event of involuntary termination without cause or constructive termination within 13 months following or three months preceding the change of control,

(i)	payment of 12 months salary and the maximum bonus for which such employee is eligible,

(ii)	payment of outplacement services, and

(iii)	continued payment of group health care costs for up to 12 months for the employee and dependents enrolled in the health plan at termination;

(c)	in the event of death or disability within 13 months following the change of control,

(i)	payment of six months salary and the maximum bonus for which such employee is eligible, and

(ii)	continued payment of group health care costs for up to six months for the employee and dependents enrolled in the health plan at termination.

EQUITY COMPENSATION PLAN INFORMATION

     The table below sets forth certain information with respect to our Common Stock which is authorized for issuance under our equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Stock option plans approved by stockholders(1)	2,639,836	$11.83	4,227,274
Employee Stock Purchase Plan approved by stockholders	—	—	250,079

(1)	In 2002, we initiated a tender offer for outstanding stock options held by our employees. (See Summary of Compensation.)

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of G. Anthony Gorry, Ph.D. (chairman), Jules Blake, Ph.D., J. Stark Thompson, Ph.D. and Charles L. Dimmler III. No member of the Compensation Committee was at any time during the year ended December 31, 2002 an officer or employee of Gene Logic.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our Common Stock as of March 4, 2003 by: (i) each director; (ii) each of the Named Executive Officers; (iii) all of our Named Executive Officers and directors as a group; and (iv) all those known by Gene Logic to be beneficial owners of more than five percent of our Common Stock.

	Beneficial Ownership (1)(2)

Name and Address	Number Of Shares	Percent Of Total

Brown Capital Management, Inc. (3)	3,434,290	12.7
Waddell & Reed Investment Management Company (4)	3,288,575	12.1
Royce & Associates, LLC (5)	3,265,000	12.0
Kern Capital Management, LLC (6)	1,815,300	6.7
Wellington Management Company, LLP (7)	1,751,417	6.5
Michael J. Brennan, M.D., Ph.D. (8,9)	595,343	2.2
Mark D. Gessler (8,9)	378,870	1.4
Victor M. Markowitz, D.Sc. (9)	187,636	*
Y. Douglas Dolginow, M.D. (9)	136,762	*
Philip L. Rohrer, Jr. (9)	120,929	*
G. Anthony Gorry, Ph.D. (9)	107,000	*
Charles L. Dimmler, III (9)	79,901	*
Jules Blake, Ph.D. (9)	74,500	*
F. Dudley Staples, Jr. (9)	12,787	*
David S. Murray	4,076	*
J. Stark Thompson, Ph.D.	200	*
All directors and Named Executive Officers as a group (11 persons) (9)	1,870,419	6.0

* Represents beneficial ownership of less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 27,128,997 shares of Common Stock outstanding as of March 4, 2003.

(2)	In 2002, we initiated a tender offer for outstanding stock options held by our employees. The following Named Executive Officers tendered options for the following numbers of shares: Mr. Gessler – 320,000 shares; Mr. Rohrer, Jr. – 120,000 shares; Dr. Dolginow – 110,000 shares; and Dr. Markowitz – 110,000 shares. Assuming they meet the conditions of the tender offer, such Named Executive Officers would be entitled to receive new options for the following number of shares: Mr. Gessler – 256,000 shares; Mr. Rohrer, Jr. – 96,000 shares; Dr. Dolginow – 88,000 shares; and Dr. Markowitz – 88,000 shares. Neither the old options, which were canceled as of December 11, 2002, nor the new options that may be issued in 2003, are included in the chart above.

(3)	Based on a Schedule 13G/A filed with the SEC on February 11, 2003, Brown Capital Management, Inc. has sole voting power with respect to 2,283,790 shares and sole dispositive power with respect to 3,434,290 shares. Its address is 1201 N. Calvert Street, Baltimore, Maryland 21202.

(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2003, the shares may be deemed to be beneficially owned by one or more investment companies or other managed accounts that are advised or sub-advised by Waddell & Reed Investment Management Company, an investment advisory subsidiary of Waddell & Reed, Inc. Waddell & Reed, Inc. is a subsidiary of Waddell & Reed Financial Services, Inc., which is a subsidiary of Waddell & Reed Financial, Inc. Waddell & Reed Investment Management Company has sole voting and dispositive power with respect to all of the shares. The address of each of the Waddell affiliates is 6300 Lamar Avenue, Overland Park, Kansas 66202.

(5)	Based on a Schedule 13G filed with the SEC on February 5, 2003, Royce & Associates, LLC has sole voting power and sole dispositive power with respect all of the shares. Its address is 1414 Avenue of the Americas, New York, New York 10019.

(6)	Based on a Schedule 13G/A filed with the SEC on February 14, 2003, Kern Capital Management, LLC has sole voting power with respect to 1,770,900 shares and sole dispositive power with respect to 1,815,300 shares. Robert E. Kern and David G. Kern are controlling members of Kern Capital Management, LLC and as such may be deemed to be the beneficial owner of all of the shares, with shared voting power with respect to 1,770,900 shares and shared dispositive power with respect to 1,815,300 shares. The address of each of Kern Capital Management, LLC, Robert E. Kern and David G. Kern is 114 West 47th Street, Suite 1926, New York, New York 10036.

(7)	Based on a Schedule 13G/A filed with the SEC on February 12, 2003, Wellington Management Company, LLP has shared voting power with respect to 1,225,000 shares and shared dispositive power with respect to 1,751,417 shares. Its address is 75 State Street, Boston, Massachusetts 02109.

(8)	Includes 75,000 shares held of record by the Brennan Family Limited Partnership and 10,000 shares held of record by Gessler Family Limited Partnership.

(9)	Includes shares subject to options which, for the individuals shown, are exercisable within 60 days of March 4, 2003 as follows: Dr. Brennan – 260,692 shares; Mr. Gessler – 189,749 shares; Dr. Markowitz – 187,636 shares; Dr. Dolginow – 98,917 shares; Mr. Rohrer, Jr. – 111,479 shares; Dr. Gorry – 105,000 shares; Mr. Dimmler – 50,000 shares; Dr. Blake – 72,500 shares; Mr. Staples – 12,187 shares; and all directors and Named Executive Officers as a group – 1,088,160 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During April 1999, we issued a promissory note in the amount of $150,000 to Dr. Dolginow to offset tax liabilities for unrealized capital gains resulting from stock option exercises. The secured promissory note bears interest at 5.25%. Dr. Dolginow’s note is required to be repaid in four equal annual installments together with accrued interest. As of March 4, 2003, the outstanding balance on this loan, including unpaid interest, was $39,229 and will be paid in full during April 2003.

     During July 2000, we entered into a consulting agreement, which was terminated effective May 31, 2002, with Dr. Gorry pursuant to which he provided consulting services with respect to development of our products and was paid $100,000 for such services.

     In July 2001, we completed the transfer of our Flow-thru Chip technology into a subsidiary, MetriGenix, and MetriGenix completed a $15 million equity financing involving the sale of 46% of its voting stock, represented by Series A Preferred Stock, to a group of investors. The investors include a Burrill investment limited partnership (which purchased 27% of the preferred stock), in which Mr. Dimmler, a director, was an affiliate of the general partner of the Burrill investment limited partnership, and several Oxford investment limited partnerships (which purchased 47% of the preferred stock). Dr. Brennan, a director, is one of several general partners in the general partner of each of the Oxford investment limited partnerships. We and the investors entered into a stockholders’ agreement, which contains certain restrictions on transfer of MetriGenix stock, provisions regarding certain matters of corporate governance, including provisions that provide the investors with veto rights with respect to significant aspects of MetriGenix’s operations and with majority representation on the Board of Directors, approval rights with respect to related party transactions and informational requirements. We sublease space to MetriGenix and provide various administrative services for monthly fees, which are intended to reimburse us for costs incurred by us in providing such subleased space and administrative services. We also entered into a GeneExpress subscription with MetriGenix, for which we recorded no revenue for the years ended December 31, 2002 and 2001. That agreement was amended to continue access to the BioExpress System, which would otherwise have expired as of the end of 2002.

     In connection with the formation of MetriGenix, Messrs. Gessler, Murray and Rohrer and Drs. Brennan and Dolginow purchased, respectively, 125,000, 50,000, 100,000, 100,000 and 20,000 restricted shares of common stock of MetriGenix at a purchase price of $0.30 per share. The shares vest over three years, subject to earlier vesting in the case of certain events such as a change of control or an initial public offering of stock. We loaned Dr. Dolginow and Messrs. Murray and Rohrer $6,000, $15,000 and $30,000, respectively, to fund the purchases, in exchange for promissory notes due August 2008 or earlier under certain circumstances, bearing interest at 5.64%, with full recourse against the borrowers and secured by a pledge of the stock. MetriGenix may repurchase unvested shares in certain circumstances and the shares are subject to certain restrictions on transfer. When Mr. Murray terminated employment with

Gene Logic in December 2002, he paid off his loan and accrued interest, received 25,781 shares of common stock of MetriGenix and forfeited any right to the remaining 24,219 shares previously issued to him.

     In 2002, we derived 5.5% of our total revenue from agreements with customers in which various limited partnerships affiliated with Oxford Biosciences Partners are investors. Dr. Brennan has a general partnership interest in the general partner of each of the Oxford investment limited partnerships. These agreements are on terms no more favorable than those available to other third-party customers.

     We have entered into indemnity agreements with certain officers and all directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses (including attorney fees), witness fees, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a director, officer or other agent of ours, and otherwise to the full extent permitted under Delaware law and our Amended and Restated Bylaws.

ITEM 14. CONTROLS AND PROCEDURES

     As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

(a)2. Financial Statement Schedules

     Schedule II—Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)3. Index to Exhibits

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws, as amended and restated.(5)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)
*10.2	Registrant’s 1997 Equity Incentive Plan, as amended (the “Stock Plan”).(2)
*10.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10.4	Form of Stock Option Grant Notice.(1)
*10.5	Registrant’s Employee Stock Purchase Plan, as amended, and related offering document.(2)
*10.6	Registrant’s 1997 Non-Employee Directors’ Stock Option Plan, as amended.(2)

Exhibit
Number	Description of Document

*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors’ Stock Option Plan.(1)
*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan.(12)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC.(7)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow.(3)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc.(12)(C)
*10.53	Promissory Note, dated April 8, 1999 between the Registrant and Y. Douglas Dolginow.(3)
*10.54	Pledge and Security Agreement, dated April 8, 1999, between the Registrant and Y. Douglas Dolginow.(3)
*10.55	Executive Severance Plan, as amended February 2001.(8)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(4)
*10.59	Employment Agreement, dated January 4, 2000, between Registrant and David S. Murray.(5)
10.62	Series A Preferred Stock Purchase Agreement, dated April 20, 2000, between Registrant and Neuralstem, Inc. (formerly Neuralstem Biopharmaceutical, Ltd.)(5)(A)
*10.63	Employment Agreement, dated September 1, 1997, between Registrant and Victor M. Markowitz.(5)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.(6)
10.70	Stock Repurchase Agreement, dated April 30, 2001, between Registrant and Neuralstem, Inc.(9)(B)
10.71	Put Option Agreement, dated April 30, 2001, between Registrant and Neuralstem, Inc.(9)(B)
10.72	Promissory Note, dated April 30, 2001, between Registrant and Neuralstem, Inc.(9)
*10.73	Agreements between certain Named Executive Officers, the Registrant, and MetriGenix, Inc. with respect to the purchase of restricted stock of MetriGenix, Inc.(10)
*10.75	Employment Agreement, dated May 30, 2002, between Registrant and Dudley Staples.(11)
*10.76	Severance Pay Agreement and General Release, dated December 23, 2002, between Registrant and David S. Murray.
10.99	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

* Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 6, 2002, filed on April 12, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Quarterly Report on From 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrants Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.

(A)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated August 24, 2000.

(B)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated November 14, 2001.

(C)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2002.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2003.

GENE LOGIC INC.

By: /s/ MARK D. GESSLER Mark D. Gessler Chairman of the Board, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER (Mark D. Gessler)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 19, 2003

/s/ PHILIP L. ROHRER, JR. (Philip L. Rohrer, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2003

/s/ JULES BLAKE (Jules Blake, Ph.D.)	Director	March 19, 2003

/s/ MICHAEL J. BRENNAN (Michael J. Brennan, M.D., Ph.D.)	Director	March 19, 2003

/s/ CHARLES L. DIMMLER, III (Charles L. Dimmler III)	Director	March 19, 2003

/s/ G. ANTHONY GORRY (G. Anthony Gorry, Ph.D.)	Director	March 19, 2003

/s/ J. STARK THOMPSON (J. Stark Thompson, Ph.D.)	Director	March 19, 2003

CERTIFICATIONS

I, Mark D. Gessler, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Gene Logic Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to Gene Logic by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ Mark D. Gessler Mark D. Gessler Chief Executive Officer

I, Philip L. Rohrer, Jr., certify that:

1.	I have reviewed this Annual Report on Form 10-K of Gene Logic Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to Gene Logic by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer

Gene Logic Inc.
Index to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders
Gene Logic Inc.

     We have audited the accompanying consolidated balance sheets of Gene Logic Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Also, as discussed in Note 1, in 2000 the Company changed its method of revenue recognition for certain nonrefundable up-front customer payments.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
February 7, 2003, except as to Note 13, as
to which the date is February 25, 2003

Gene Logic Inc.

Consolidated Balance Sheets
as of December 31, 2002 and 2001
(in thousands, except share data)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$106,957	$128,273
Marketable securities available-for-sale	60,145	69,545
Accounts receivable	4,793	2,460
Inventory, net	8,936	6,097
Prepaid expenses	1,610	2,348
Other current assets	1,117	3,512

Total current assets	183,558	212,235
Property and equipment, net	14,770	18,358
Long-term investments	5,268	4,631
Notes receivable from employees	50	106
Goodwill	2,677	2,677
Intangibles, net	21,094	17,480
Other assets	43	1,440

Total assets	$227,460	$256,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,225	$8,479
Accrued expenses	5,187	5,022
Current portion of long-term debt	40	38
Deferred revenue	6,425	11,512

Total current liabilities	19,877	25,051
Deferred revenue	1,363	4,525
Long-term debt, net of current portion	710	300
Other noncurrent liabilities	1,072	1,024

Total liabilities	23,022	30,900

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 27,056,487 and 26,767,837 shares issued and outstanding as of December 31, 2002 and 2001, respectively	271	268
Additional paid-in capital	363,294	361,067
Accumulated other comprehensive income	248	17
Accumulated deficit	(159,375)	(135,325)

Total stockholders’ equity	204,438	226,027

Total liabilities and stockholders’ equity	$227,460	$256,927

     The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Consolidated Statements of Operations
for the Years Ended December 31, 2002, 2001 and 2000
(in thousands, except per share data)

	2002	2001	2000

Revenue	$54,848	$43,328	$26,883
Expenses:
Database production	57,941	55,452	40,432
Selling, general and administrative	19,734	19,323	17,770
Research and development	2,367	3,577	3,582
Amortization of goodwill	—	1,524	1,524

Total expenses	80,042	79,876	63,308

Loss from operations	(25,194)	(36,548)	(36,425)
Interest (income), net	(3,139)	(8,645)	(13,706)
Other (income)	(250)	(83)	(234)
Write-down of equity investments	753	2,495	—

Net loss before income tax expense, equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(22,558)	(30,315)	(22,485)
Income tax expense	1,492	533	210

Net loss before equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(24,050)	(30,848)	(22,695)
Equity in net loss of unconsolidated investees	—	2,322	—

Loss before cumulative effect of change in accounting principle	(24,050)	(33,170)	(22,695)
Cumulative effect of change in accounting principle	—	—	1,322

Net loss	$(24,050)	$(33,170)	$(24,017)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.89)	$(1.25)	$(0.90)
Cumulative effect of change in accounting principle	—	—	(0.05)

Net loss	$(0.89)	$(1.25)	$(0.95)

Shares used in computing basic and diluted net loss per share	26,948	26,540	25,209

     The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2000, 2001 and 2002
(in thousands, except number of shares)

	Stockholders' Equity

	Common Stock				Accumulated
			Additional		Other
	Number	Par	Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Compensation	Income (Loss)	Deficit	Loss

Balance at January 1, 2000	20,005,688	$200	$103,497	$(2,488)	$(3)	$(78,138)	$
Issuance of common stock in connection with exercise of stock options	1,163,240	11	4,633	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	159,875	2	647	—	—	—
Issuance of common stock in connection with exercise of warrants	102,758	1	(1)	—	—	—
Issuance of common stock in connection with secondary offering, net of issuance costs	4,680,000	47	247,410	—	—	—
Issuance of stock options to consultants	—	—	732	—	—	—
Net change in unrealized losses from marketable securities	—	—	—	—	3	—	$3
Write-off of forfeited stock options	—	—	(571)	571	—	—
Amortization of deferred compensation	—	—	—	1,179	—	—
Net loss	—	—	—	—	—	(24,017)	(24,017)

Comprehensive loss	—	—	—	—	—	—	$(24,014)

Balance at December 31, 2000	26,111,561	261	356,347	(738)	—	(102,155)
Issuance of common stock in connection with exercise of stock options	515,857	6	2,222	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	111,213	1	1,838	—	—	—
Issuance of common stock in connection with exercise of a warrant	29,206	—	533	—	—	—
Net change in unrealized gains from marketable securities	—	—	—	—	17	—	$17
Acceleration of vesting of stock options	—	—	127	—	—	—
Amortization of deferred compensation	—	—	—	738	—	—
Net loss	—	—	—	—	—	(33,170)	(33,170)

Comprehensive loss	—	—	—	—	—	—	$(33,153)

Balance at December 31, 2001	26,767,837	268	361,067	—	17	(135,325)
Issuance of common stock in connection with exercise of stock options	149,873	2	881	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	138,777	1	1,346	—	—	—
Net change in unrealized gains from marketable securities	—	—	—	—	231	—	$231
Net loss	—	—	—	—	—	(24,050)	(24,050)

Comprehensive loss	—	—	—	—	—	—	$(23,819)

Balance at December 31, 2002	27,056,487	$271	$363,294	$—	$248	$(159,375)

     The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Cash Flows From Operating Activities:
Net loss	$(24,050)	$(33,170)	$(24,017)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	13,535	11,034	6,812
Amortization of goodwill	—	1,524	1,524
Amortization of deferred compensation	—	738	1,179
Net loss from investment in unconsolidated investees	—	2,322	—
Gain from the sale of equity investment	(250)	—	—
Write-down of investments	753	2,495	—
Loss on abandonment of patent costs	1,147	—	—
Other non-cash expense	—	127	732
Loss on disposal of property and equipment	71	45	52
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,333)	745	581
Inventory, net	(2,839)	(3,802)	(560)
Prepaids and other assets	3,140	2,345	(7,665)
Accounts payable	(254)	2,572	1,402
Litigation settlement payable	—	(9,000)	9,000
Accrued expenses and other noncurrent liabilities	213	(3,370)	6,380
Deferred revenue	(9,249)	8,235	2,562

Net Cash Flows From Operating Activities	(20,116)	(17,160)	(2,018)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,944)	(8,349)	(9,685)
Sale (Purchase) of equity investments	1,250	(753)	(8,081)
Purchases of licenses and patent costs	(1,810)	(995)	(7,194)
Software development costs	(7,141)	(6,200)	(4,220)
Database upgrade costs	(3,885)	(167)	(3,846)
Repayments of (Increase in) notes receivable from employees	57	(30)	663
Proceeds from sale and maturity of marketable securities available-for-sale	79,870	—	7,155
Purchase of marketable securities available-for sale	(70,239)	(69,528)	—

Net Cash Flows From Investing Activities	(3,842)	(86,022)	(25,208)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock in public offering	—	—	262,080
Issuance costs of public offering	—	—	(14,623)
Proceeds from issuance of other Common Stock	2,230	4,067	5,293
Proceeds from exercise of warrant	—	534	—
Proceeds from issuance of note payable	450	—	—
Repayments of capital lease obligations and equipment loans	(38)	(2,628)	(1,336)

Net Cash Flows From Financing Activities	2,642	1,973	251,414

Net (Decrease) Increase in Cash and Cash Equivalents	(21,316)	(101,209)	224,188
Cash and Cash Equivalents, beginning of period	128,273	229,482	5,294

Cash and Cash Equivalents, end of period	$106,957	$128,273	$229,482

Supplemental Disclosure:
Taxes paid	$1,316	$463	$210

Interest paid	$16	$153	$408

Non-Cash Transactions:
Equity investment received as partial payment for a GeneExpress Subscription	$1,000	$—	$—

Promissory note received from sale of investment	$—	$2,654	$—

Spin-off of assets to unconsolidated investee	$—	$871	$—

Capital lease termination	$—	$—	$288

     The accompanying notes are an integral part of these consolidated financial statements.

Gene Logic Inc.

Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000
(in thousands, except share and per share data)

Note 1 — Organization and Summary of Significant Accounting Policies

Organization and Business

     Gene Logic Inc. (the “Company”) was incorporated in Delaware on September 22, 1994. The Company is a genomic-based services company that provides genomic information and bioinformatics products and services to the pharmaceutical and biotechnology industries. The Company has applied expertise in biosample collection, handling and processing, genomic data production, and data management and software systems development, to create a broad range of gene expression-based information solutions—the GeneExpress System—that facilitate the drug discovery and development process. The Company’s mission is to develop products and services based on leading genomics technologies that improve results and enable improved effectiveness, productivity and safety in the research efforts of drug discovery and development companies worldwide.

Principles of Consolidation

     The consolidated financial statements for the years ended December 31, 2001 and 2000 include the accounts of Gene Logic Inc. and its wholly owned subsidiary, Gene Logic Acquisition Corp. The Company and its wholly owned subsidiary were merged in the fourth quarter of 2001. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $23,819, $33,153 and $24,014 for the years ended December 31, 2002, 2001 and 2000, respectively.

Concentration of Credit Risk

     Cash, cash equivalents and marketable securities available-for-sale are financial instruments that potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in money market funds, corporate commercial paper and notes and bills issued by the U.S. government and its agencies and, by policy, seeks to ensure both liquidity and safety of principal. The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Cash and Cash Equivalents

     Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31, 2002 and 2001 are comprised of:

	2002	2001

Cash	$2,306	$3,677
Money market funds	104,651	—
Corporate commercial paper	—	116,607
Government agency securities	—	7,989

Total	$106,957	$128,273

Marketable Securities Available-for-Sale

     All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in other income (expense). The cost of securities sold is based on the specific identification method.

     As of December 31, 2002, the Company’s investment portfolio consisted of corporate bonds and U.S. government and its agencies notes and bonds. All marketable securities had original maturities greater than 90 days, but less than two years. As of December 31, 2002, all of the Company’s investments were classified as current as the Company may not hold its investments until maturity in order to take advantage of market conditions.

	Amortized	Gross Unrealized
	Cost	Gains	Fair Value

Corporate bonds	$7,769	$63	$7,832
Government securities	4,998	53	5,051
Government agency securities	47,130	132	47,262

Total	$59,897	$248	$60,145

Inventory

     Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method for microarrays and laboratory reagents and the average cost basis for tissue samples. All inventory is reviewed for impairment and appropriate reserves are recorded. At December 31, 2002 and 2001, all inventory is classified as raw materials:

	2002	2001

Microarrays	$3,695	$2,370
Laboratory reagents	803	990
Tissue samples	5,018	2,971

	9,516	6,331
Less — tissue sample reserves	(580)	(234)

Inventory, net	$8,936	$6,097

Property and Equipment

     Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Furniture	3-10 years
Computer and office equipment	1-5 years
Laboratory equipment	1-5 years
Leasehold improvements	Lesser of the lease term or the useful life

Long-Term Investments

     The Company has made equity investments in companies whose businesses may be complementary to the Company’s business. Investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in operations to the extent the Company has an investment in the investee recorded as an asset (see Note 3 relating to Neuralstem, Inc. (“Neuralstem”) and MetriGenix, Inc. (“MetriGenix”), respectively). The Company accounts for its other investments under the cost method of accounting, as the Company holds less than 20% of the voting stock outstanding under such arrangements and does not exert significant influence over these companies.

Goodwill

     Goodwill, from the acquisition of Oncormed, Inc. in 1998, represents the excess of the purchase price over the fair market value of the net assets acquired. Goodwill was being amortized over five years at a rate of approximately $1,524 per year through December 31, 2001. Amortization expense was $1,524 for each of the years ended December 31, 2001 and 2000. Accumulated amortization of goodwill was $4,953 as of December 31, 2001.

     The Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002 and as a result discontinued the amortization of goodwill as such, no amortization was recorded in 2002. Based on the initial impairment test performed as of January 1, 2002 and the subsequent annual impairment test at October 1, 2002, no impairment exists in the value of goodwill.

Intangibles and Other Assets

     Intangibles and other assets consist primarily of licenses, patent costs, software development costs and database upgrade costs.

     The Company has licensed from third parties the proprietary rights and technical information covered by various patents and patent applications. These licenses will continue for the term of the agreement or the life of the respective patent, whichever is shorter. License costs are being amortized over their expected useful lives, but not greater than the term of the agreement or the life of the respective patent. Certain agreements call for the payment of royalties and maintenance fees.

     Patent costs include issued patents and patent applications and are stated at cost. Amortization of issued patent costs is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years. The Company wrote-off certain patent costs in the amount of $1,147 during the year ended December 31, 2002 after determining that the technologies underlying such patents and applications would no longer be utilized in the Company’s business.

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

     Database upgrade costs include purchases of data to integrate into the Company’s products and upgrades of existing gene expression data utilizing Affymetrix’s most recent microarrays. Costs capitalized from upgrades are primarily microarrays and related reagents. These costs are capitalized and amortized over their expected useful life of three and two years, respectively, upon release of the update.

Impairment of Long-Lived Assets

     Long-lived assets, consisting principally of property and equipment, long-term investments and intangible assets (including licenses, patent costs, software development costs and database upgrade costs), are evaluated for possible impairment through a review of undiscounted expected future cash flows. If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Research and Development

     Research and development costs are charged to operations when incurred or acquired.

Database Production

     Costs to populate and maintain the Company’s existing core database product, the GeneExpress System, and other genomic information products are expensed as incurred. These costs include direct labor, microarrays, tissues, licensing agreements, reagents, outside consultants and overhead.

Revenue Recognition

     Subscription fees to the GeneExpress System are recognized ratably over the term of the subscription agreement. Fees from customized information products and services are recognized when they are earned, which is ordinarily when the work is performed or costs are incurred. Nonrefundable up-front payments are recognized as revenue ratably over the term of the related agreement.

     Revenue recognized for multiple element contracts is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on the Company’s analysis of objective evidence from comparable sales of the individual element. If such evidence of fair value for any element of the arrangement does not exist, revenue from such element is deferred until such time that evidence of fair value does exist or is recognized ratably over the longest performance period of the remaining elements.

     Effective January 1, 2000, the Company changed its method of accounting for revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” Prior to 2000, the Company recognized as revenue certain nonrefundable up-front payments for the value of data purchased, transfer of technology or other contractual rights that were not contingent upon future performance under the terms of the agreement upon signing of the agreement or when collected. Under the new accounting method adopted retroactive to January 1, 2000, the Company now defers these nonrefundable up-front payments and recognizes them as revenue ratably over the life of the related agreements. The cumulative effect of the change on prior years resulted in a charge of $1,322, which is included in the net loss for the year ended December 31, 2000. The effect of the change on the years ended December 31, 2001 and 2000, was to increase revenue and decrease net loss before the cumulative effect of the accounting change by $497 ($0.02 per share) and $825 ($0.03 per share), respectively. The change had no effect on the year ended December 31, 2002.

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

     The following is a breakdown of revenue by major customers exceeding ten percent (10%) of such revenue:

	Major Customers

	A	B	C

For the year ended:
December 31, 2002	—	—	—
December 31, 2001	—	11%	16%
December 31, 2000	32%	18%	—

     Revenue from customers located in Japan accounted for 29%, 17% and 34% of revenue in 2002, 2001 and 2000, respectively. Revenue from customers located in the United Kingdom accounted for 11% of revenue in 2002. Revenue from customers located in Germany accounted for 11% of revenue in 2000.

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

Basic and Diluted Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from all outstanding stock options and warrants are excluded from the computation, as their effect is antidilutive.

Stock Option Plans

     At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), to stock-based employee compensation for the years ended December 31:

	2002	2001	2000

Net loss, as reported	$(24,050)	$(33,170)	$(24,017)
Add: Stock-based employee compensation expense included in reported net loss	—	738	1,179
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(15,336)	(25,821)	(37,782)

Pro forma net loss	$(39,386)	$(58,253)	$(60,620)

Basic and diluted net loss per share:
As reported	$(0.89)	$(1.25)	$(0.95)
Pro forma	$(1.47)	$(2.19)	$(2.40)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2002, 2001 and 2000, with the following assumptions:

	2002	2001	2000

Expected volatility	71%	76%	143%
Risk-free interest rate	2.04% to 4.42%	2.99% to 4.69%	5.04% to 6.70%
Expected lives	3 years	3 years	3 years
Dividend rate	0%	0%	0%

Reclassifications

     Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for segments of a business to be disposed of, but retains APB 30’s requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The Company adopted the provisions of SFAS 144 effective January 1, 2002, which had no material impact on the Company’s financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3 (“Issue No. 94-3”). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 will affect the timing of recognizing exit and restructuring costs as well as the amount recognized. The Company will adopt this guidance prospectively for exit or disposal activities after January 1, 2003, and does not expect that adoption will have a material effect on reported results of operations.

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” The Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made no guarantees subject to the liability recognition provisions of the Interpretation. The Company adopted the disclosure requirements of the standard for its December 31, 2002 reporting period.

     The EITF Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company will adopt this guidance prospectively for all revenue arrangements entered into after January 1, 2003. The Company does not believe that the impact of adoption will be material to the Company’s results of operations.

Note 2 — Property and equipment

     Property and equipment includes the following as of December 31, 2002 and 2001:

	2002	2001

Furniture	$1,495	$1,495
Computer and office equipment	13,142	12,675
Laboratory equipment	9,550	9,085
Leasehold improvements	8,269	8,137

	32,456	31,392
Less — accumulated depreciation and amortization	(17,686)	(13,034)

Property and equipment, net	$14,770	$18,358

     Depreciation expense was $5,451, $5,405 and $3,895 for the years ended December 31, 2002, 2001 and 2000, respectively. Capitalized interest in relation to leasehold improvements was $100 for the year ended December 31, 2001.

Note 3 — Long-term investments

     During 2000, the Company purchased a 26.7% voting stock interest in Neuralstem, a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, the Company recorded its equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001, the Company’s voting stock interest was reduced to 14.8% and the Company began accounting for its investment in Neuralstem under the cost method of accounting. The financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. The Company’s equity share of losses of Neuralstem was $1,492 through April 30, 2001. During the fourth quarter of 2001, the Company recorded a $2,495 write-down of its investment to reflect Neuralstem’s estimated market value. At December 31, 2002, the value of the Company’s investment in Neuralstem was $4,268.

     During 2001, the Company completed a spin-off of its patented Flow-thru Chip technology to a newly created subsidiary, MetriGenix. The Company contributed relevant intellectual property and know-how associated with the Flow-thru Chip technology, and transferred certain employees, to the new venture in exchange for voting common stock. Concurrent with the spin-off, MetriGenix completed a private equity financing of voting preferred stock, which reduced the Company’s voting ownership interest to 54% as of the closing. The shareholders entered into an agreement, which contains certain restrictions on transfer of MetriGenix stock and provisions regarding certain matters of corporate governance, including provisions that provide the investors with veto rights with respect to certain significant aspects of MetriGenix’s operations. As a result, because the Company does not control MetriGenix, the Company accounts for its investment using the equity method. During the year ended December 31, 2001, the Company recorded 100% of MetriGenix’s losses up to the value of the Company’s contribution ($871). As the Company’s investment in MetriGenix has been reduced to zero at December 31, 2001 and there is no guarantee or commitment to provide future funding, the Company does not expect to record additional losses related to this investment in the future. The Company also entered into certain agreements with MetriGenix including a subscription to GeneExpress and to provide certain administrative services and subleased space. No revenue has been recorded related to the subscription for the years ended December 31, 2002 and 2001. For the years ended December 31, 2002 and 2001, the Company received fees of $793 and $256, respectively, for the reimbursement of costs associated with providing administrative services and subleased space. These fees will continue as long as the Company provides such services and subleased space.

     Under an agreement with Avalon Pharmaceuticals, Inc. (“Avalon”), the Company received convertible preferred stock in 1999 and 2002 as partial payment for a subscription to the GeneExpress System. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of Avalon’s voting stock outstanding and does not exert significant influence over Avalon. During 2002, the Company sold 50% of its Avalon holdings for a gain of $250. At December 31, 2002, the value of the Company’s investment in Avalon was $1,000.

     During 2002, the Company recorded a $753 write-down of its investment in Metabometrix, Ltd. (“Metabometrix”) due to a decline in Metabometrix’ estimated market value that was deemed to be other than temporary. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of Metabometrix’s voting stock outstanding and does not exert significant influence over Metabometrix.

Note 4 – Intangible assets

     As of January 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets. This Standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but tested for impairment on a periodic basis.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net loss and net loss per share to the pro forma amounts adjusted for the exclusion of goodwill amortization for the years ended December 31 is as follows:

	2002	2001	2000

Reported net loss	$(24,050)	$(33,170)	$(24,017)
Add: Goodwill amortization	—	1,524	1,524

Pro forma adjusted net loss	$(24,050)	$(31,646)	$(22,493)

Basic and diluted net loss per share:
Reported net loss	$(0.89)	$(1.25)	$(0.95)
Add: Goodwill amortization	—	0.06	0.06

Pro forma adjusted net loss	$(0.89)	$(1.19)	$(0.89)

     As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, no reclassifications were required upon the adoption of this Standard.

     Information regarding the Company’s other intangible assets at December 31 is as follows:

	2002	2001

Carrying amount:
Licenses	$8,966	$8,140
Patent costs	2,228	2,541
Software development costs	17,998	11,578
Database upgrade costs	5,738	4,013

Total carrying amount	$34,930	$26,272

Accumulated amortization:
Licenses	$4,491	$3,067
Patent costs	129	257
Software development costs	6,773	3,146
Database upgrade costs	2,443	2,322

Total accumulated amortization	$13,836	$8,792

Net carrying value:
Licenses	$4,475	$5,073
Patent costs	2,099	2,284
Software development costs	11,225	8,432
Database upgrade costs	3,295	1,691

Total net carrying value	$21,094	$17,480

     Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $8,076, $5,638 and $2,943, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows:

2003	$9,188
2004	6,330
2005	3,005
2006	439
2007	57

Note 5 — Accrued expenses

     Accrued expenses consist of the following as of December 31, 2002 and 2001:

	2002	2001

Property additions	$89	$378
Professional fees	804	841
Payroll, taxes and benefits	4,146	3,604
Consulting fees	148	199

Accrued expenses	$5,187	$5,022

Note 6 — Long-term debt

     Long-term debt at December 31, 2002 and 2001 consists of the following:

	2002	2001

Facility loan — bearing interest at 5.0% per annum and due in quarterly installments through September 2009	$300	$338
Facility loan— bearing interest at 4.5% and due March 2007. The loan will be forgiven or due upon demand depending on Maryland-based employment levels	450	—

	750	338
Less — current portion	(40)	(38)

Long-term debt	$710	$300

     As of December 31, 2002, principal payments on long-term debt for the years ending December 31 are as follows:

2003	$40
2004	42
2005	44
2006	47
2007	499
2008 and thereafter	78

$750

     Interest expense was $16, $153, and $408 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 7 — Stockholders’ equity

     On February 1, 2000, the Company completed a follow-on public offering of its Common Stock at $56.00 per share. The Company sold 4,680,000 shares, including the underwriters’ over-allotment option. Net proceeds to the Company, after deducting the underwriting discounts and commissions and offering expenses, were approximately $247,545.

Note 8 — Income taxes

     Income tax expense reflected in the consolidated statements of operations represents withholding taxes on certain payments by foreign customers. The actual income tax expense for the years ended December 31, 2002, 2001 and 2000 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences is as follows:

	2002	2001	2000

Tax benefit at federal statutory rate	$(8,177)	$(11,279)	$(8,166)
State income taxes, net of federal income tax effect	(1,111)	(1,527)	(1,105)
Benefit from stock option compensation	(488)	(1,723)	(12,846)
Other	1,368	1,554	(145)
Increase in valuation allowance	9,900	13,508	22,472

Income tax expense	$1,492	$533	$210

     The tax effect of cumulative temporary differences at December 31, 2002 and 2001 is as follows:

	2002	2001

Deferred Tax Assets:
NOL and tax credit carryforwards	$73,463	$63,946
Contract revenue	1,494	1,748
Net loss in unconsolidated investee	2,150	1,809
Depreciation	917	—
Accrued vacation	507	410
Other	1,056	760

	79,587	68,673
Less — valuation allowance	(75,028)	(65,128)

Net deferred tax assets	$4,559	$3,545

Deferred Tax Liabilities:
Capitalized software costs	$4,335	$3,257
Depreciation	—	136
Unrealized gains	96	—
Other	128	152

Net deferred tax liabilities	$4,559	$3,545

     At December 31, 2002, Net Operating Loss carryforwards (“NOLs”) for income tax purposes were $181,799, including approximately $30,000 related to the acquisition of Oncormed. The Company also has research and development tax credit carryforwards of $3,252 as of December 31, 2002. The carryforwards, if not utilized, will expire in increments from 2008 through 2022. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Contingencies

     Clinical trials, manufacturing, marketing and sale of any of the Company’s customers’ potential therapeutic or diagnostic products may expose the Company to liability claims from the use of such products. The Company currently maintains professional liability insurance.

Litigation

     The Company is not subject to any pending litigation.

Note 10 — 401(k) retirement plan

     During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under this plan, all employees 18 years of age or older and with at least one day of service with the Company are eligible, starting on the calendar quarter, to contribute up to 15% of their combined salary and bonus. Employee contributions are 100% vested. The Company is not required to make any contributions to the 401(k) Plan and has not made any contributions through December 31, 2002.

Note 11 — Stock-based compensation

     During 1996, the Company instituted a stock plan (the “Stock Plan”), which has been amended and restated and, whereby the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant options, award stock bonuses or provide opportunities to make direct purchases of restricted stock to employees, certain directors and consultants of the Company and related corporations. The Stock Plan authorizes the grant of options for up to 9,600,000 shares of Common Stock. In 2002, the Board of Directors amended the Stock Plan to eliminate future stock bonuses and grants of restricted stock. At December 31, 2002, there were 3,929,774 shares available for issuance under the Stock Plan. During 1997, the Company adopted a Directors’ stock plan (the “Directors’ Plan”) to provide for granting of options to non-employee directors of the Company. The Directors’ Plan is administered by the Committee which is authorized to grant options of up to 575,000 shares of Common Stock. At December 31, 2002, there were 297,500 shares available for issuance under the Directors’ Plan. Options are to be granted at the fair market value of the Common Stock at the grant date. The options, awards and opportunities to purchase stock expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years. During 1997, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 750,000 shares of Common Stock. The Purchase Plan allows employees to purchase shares of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of either the market price of the shares at the time of purchase or the market price at the employees’ eligibility date. In 2002, the Board imposed a limit of 600 shares per purchaser per purchase date. At December 31, 2002, there were 250,079 shares available for issuance under the Purchase Plan.

     The following is a roll forward of option activity for the years ended December 31, 2002, 2001 and 2000:

		Shares Subject to
		Outstanding Options

	Shares		Weighted
	Available		Average
	For Grant	Shares	Exercise Price

Balance at January 1, 2000	2,017,547	3,929,014	$4.41
Additional authorization	1,500,000	—	$—
Options granted	(2,466,560)	2,466,560	$46.82
Options exercised	—	(1,163,721)	$4.02
Options cancelled	694,087	(694,087)	$19.66

Balance at December 31, 2000	1,745,074	4,537,766	$25.16
Options granted	(1,657,657)	1,657,657	$16.10
Options exercised	—	(515,857)	$4.31
Options cancelled	681,160	(681,160)	$40.46

Balance at December 31, 2001	768,577	4,998,406	$22.23
Additional authorization	1,250,000	—	$—
Options granted	(496,600)	496,600	$13.95
Options exercised	—	(149,873)	$5.88
Options cancelled	2,705,297	(2,705,297)	$31.77

Balance at December 31, 2002	4,227,274	2,639,836	$11.83

     Options to purchase a total of 2,092,207, 2,961,240 and 2,003,371 at December 31, 2002, 2001 and 2000, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $6.85, $8.43 and $37.66, respectively.

     During the year ended December 31, 2002, the Company initiated a tender offer for outstanding stock options held by employees of the Company. Under the terms of the tender offer, eligible employees could tender stock options that were granted with an exercise price equal to or greater than $11.00 per share subject to additional requirements for any stock option granted after May 4, 2002. Once tendered and accepted, the old stock options were cancelled and each employee who tendered stock options would be entitled, subject to meeting certain conditions, to receive new stock options for 80% of the number of shares available under the cancelled stock options at the fair market value on the date of the grant which is expected to be between June 12, 2003 and July 11, 2003. One of the conditions to receiving the new stock options is that the individual must still be employed by the Company on the date of grant. Of the eligible stock options, 2,290,207 stock options were tendered and cancelled; assuming that the conditions of the tender offer are met, the Company expects to grant options up to 1,832,159 shares with respect to this program in 2003.

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2002	Life	Price	2002	Price

$0.15—$4.13	673,271	5.4 Years	$2.88	650,030	$2.84
$4.14—$8.50	888,918	6.5 Years	$5.41	754,120	$5.25
$8.51—$14.00	527,852	8.9 Years	$12.04	253,573	$12.43
$14.01—$62.88	549,795	7.7 Years	$32.98	434,484	$36.20

$0.15—$62.88	2,639,836	6.9 Years	$11.83	2,092,207	$11.80

Note 12 — Related party transactions

     In connection with the formation of MetriGenix, affiliates of two members of the Company’s Board of Directors purchased an aggregate of 73.3% of MetriGenix’s preferred stock and the Company entered into certain agreements with MetriGenix, including a subscription to the GeneExpress System from which the Company derived no revenue for the years ended December 31, 2002 and 2001 and to provide certain administrative services and subleased space (see Note 3). Fees charged to MetriGenix for administrative services and subleased space totaled $793 and $256 for the years ended December 31, 2002 and 2001, respectively. In addition, certain officers and a director of the Company purchased restricted shares of common stock of MetriGenix and the Company issued promissory notes to four of these officers representing loans issued to them to fund payment for the shares. As of December 31, 2002, two of the promissory notes are outstanding.

Note 13 — Subsequent events

     On February 25, 2003, the Company announced the proposed acquisition of TherImmune Research Corporation (“TherImmune”) for approximately $52,000, subject to adjustment. TherImmune is a privately held, drug development contract research organization specializing in discovery, preclinical and early stage clinical trial services. Under the terms of the agreement, the Company will pay approximately $31,000 in cash and issue TherImmune shareholders new shares of Common Stock of the Company, with a value of approximately $21,000, subject to adjustment based on the closing price of the Company’s stock during a period prior to closing. The acquisition is subject to completion of the securities offering, approval of the TherImmune shareholders and certain other conditions, including the Company’s Common Stock be above a certain minimum level. The acquisition is expected to close early in the second quarter of 2003.

Note 14 — Quarterly results of operations (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

	March 31	June 30	September 30	December 31

2002
Revenue	$11,842	$14,066	$14,185	$14,755
Net loss before equity in net loss of unconsolidated investees	(7,533)	(4,380)	(6,957)	(5,180)
Equity in net loss of unconsolidated investees	—	—	—	—

Net loss	$(7,533)	$(4,380)	$(6,957)	$(5,180)

Basic and diluted net loss per share:
Net loss before equity in net loss of unconsolidated investees	$(0.28)	$(0.16)	$(0.26)	$(0.19)
Equity in net loss of unconsolidated investees	—	—	—	—

Net loss	$(0.28)	$(0.16)	$(0.26)	$(0.19)

2001
Revenue	$8,211	$9,603	$11,547	$13,966
Net loss before equity in net loss of unconsolidated investees	(9,416)	(9,102)	(6,421)	(5,912)
Equity in net loss of unconsolidated investees	1,189	261	817	54

Net loss	$(10,605)	$(9,363)	$(7,238)	$(5,966)

Basic and diluted net loss per share:
Net loss before equity in net loss of unconsolidated investees	$(0.36)	$(0.34)	$(0.24)	$(0.22)
Equity in net loss of unconsolidated investees	(0.05)	(0.01)	(0.03)	—

Net loss	$(0.40)	$(0.35)	$(0.27)	$(0.22)

Gene Logic Inc.

Schedule II – Valuation and Qualifying Accounts
December 31, 2002, 2001 and 2000
(in thousands)

Reserve for Tissue samples

	Balance at
	Beginning	New	Balance at
	of Year	Reserves	End of Year

December 31, 2002	$234	$346	$580
December 31, 2001	$—	$234	$234