Form 10-Q
period 2003-03-31
GENE LOGIC INC
filed 2003-05-14
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

708 Quince Orchard Road
Gaithersburg, Maryland 20878
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    YES ☒  NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☒  NO ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,056,211 as of April 30, 2003.

GENE LOGIC INC.

2.

PART I                      FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.

BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,199	$106,957
Marketable securities available-for-sale	36,144	60,145
Accounts receivable	5,430	4,793
Inventories, net	7,041	8,936
Prepaid expenses	2,481	1,610
Other current assets	1,940	1,117

Total current assets	174,235	183,558
Property and equipment, net	13,657	14,770
Long-term investments	5,268	5,268
Notes receivable from employees	51	50
Goodwill	2,677	2,677
Intangibles, net	20,544	21,094
Other assets	43	43

Total assets	$216,475	$227,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,619	$8,225
Accrued expenses	5,158	5,187
Current portion of long-term debt	40	40
Deferred revenue	5,834	6,425

Total current liabilities	14,651	19,877
Deferred revenue	1,110	1,363
Long-term debt, net of current portion	700	710
Other noncurrent liabilities	1,067	1,072

Total liabilities	17,528	23,022

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 27,128,997 and 27,056,487 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	271	271
Additional paid-in capital	363,673	363,294
Accumulated other comprehensive income	179	248
Accumulated deficit	(165,176)	(159,375)

Total stockholders’ equity	198,947	204,438

Total liabilities and stockholders’ equity	$216,475	$227,460

See accompanying notes.

3.

GENE LOGIC INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue	$12,724	$11,842
Expenses:
Database production	13,611	13,515
Research and development	597	779
Selling, general and administrative	4,453	5,725

Total expenses	18,661	20,019

Loss from operations	(5,937)	(8,177)
Interest (income), net	(662)	(839)

Net loss before income tax expense	(5,275)	(7,338)
Income tax expense	526	195

Net loss	$(5,801)	$(7,533)

Basic and diluted net loss per share	$(0.21)	$(0.28)

Shares used in computing basic and diluted net loss per share	27,105	26,833

See accompanying notes.

4.

GENE LOGIC INC.

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,801)	$(7,533)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,735	2,959
Loss on abandonment of patent costs	72	50
Changes in operating assets and liabilities:
Accounts receivable	(637)	(922)
Inventory, net	1,895	(734)
Prepaid expenses	(871)	(809)
Other current assets	(823)	1,680
Accounts payable	(4,606)	(1,820)
Accrued expenses and other noncurrent liabilities	(34)	(848)
Deferred revenue	(844)	(1,206)

Net cash flows from operating activities	(7,914)	(9,183)

Cash flows from investing activities:
Purchases of property and equipment	(172)	(1,021)
Purchases of licenses and patent costs	(182)	(835)
Software development costs	(1,791)	(1,827)
Database upgrade costs	—	(1,068)
Purchase of marketable securities available-for-sale	(30,459)	—
Proceeds from sale and maturity of marketable securities available-for-sale	54,391	69,528

Net cash flows from investing activities	21,787	64,777

Cash flows from financing activities:
Proceeds from issuance of common stock	379	1,277
Repayments of equipment loans	(10)	(9)

Net cash flows from financing activities	369	1,268

Net increase in cash and cash equivalents	14,242	56,862
Cash and cash equivalents, beginning of period	106,957	128,273

Cash and cash equivalents, end of period	$121,199	$185,135

Supplemental disclosure:
Taxes paid	$362	$150

Interest paid	$4	$4

See accompanying notes.

5.

GENE LOGIC INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2003
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Basis of Presentation

     For the three months ended March 31, 2003 and 2002, the unaudited financial statements include the accounts of Gene Logic Inc. (the “Company”). On April 1, 2003, the Company acquired TherImmune Research Corporation (“TherImmune”). The accounts of TherImmune will be included in the Company’s consolidated financial statements beginning April 1, 2003. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2003, statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $5,870 and $7,550 for the three months ended March 31, 2003 and 2002, respectively.

Segment Information

     Through March 31, 2003, the Company has been operated and managed as one business segment—the development of products and services related to genomic information. Accordingly, the Company does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

     The Company had one customer accounting for 10% or more of revenue for the three months ended March 31, 2002, and that customer accounted for 11% of revenue. Revenue from customers located in Japan accounted for 42% and 20% of revenue during the three months ended March 31, 2003 and 2002, respectively. Revenue from customers located in the United Kingdom accounted for 12% of revenue during the three months ended March 31, 2003.

6.

Stock Option Plans

     At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense is recorded over the vesting period to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, to stock-based employee compensation for the three months ended March 31:

	2003	2002

Net loss, as reported	$(5,801)	$(7,533)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(659)	(4,259)

Pro forma net loss	$(6,460)	$(11,792)

Basic and diluted net loss per share:
As reported	$(0.21)	$(0.28)
Pro forma	$(0.24)	$(0.44)

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.

New Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“Issue No. 94-3”). SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 will affect the timing of recognizing exit and restructuring costs, as well as the amount recognized. The Company does not expect the adoption of this new standard to have a material impact on its results of operations.

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

     The Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June

7.

15, 2003, with early adoption permitted. The Company adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, which had no material impact on the Company's results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company currently does not have any variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

Note 2 — Subsequent events

     On April 1, 2003, the Company completed its acquisition by merger of TherImmune, a privately held contract research services company, for total consideration paid to securityholders, after adjustment, of $51,267. In connection with the transaction, the Company repaid certain debt of TherImmune, including $3,517 of bank debt, and incurred approximately $1,000 in transaction costs. Of the consideration paid to securityholders, the Company paid $30,405 in cash and issued 3,927,214 shares of Common Stock, with a value of $20,862, based on the Company’s closing price as determined pursuant to the merger agreement. A portion of the consideration will be held in escrow to satisfy potential indemnification obligations of the TherImmune securityholders. The transaction will be accounted for under the purchase method of accounting.

8.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     This Quarterly Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in this Quarterly Report. The risks and uncertainties inherent in such statements include, but are not limited to, the extent of utilization of genomic information by the pharmaceutical and biotechnology industry in research and product development, our ability to retain existing and obtain additional customers in a timely manner, capital markets and other economic conditions adversely affecting the purchasing patterns of pharmaceutical and biotechnology companies, risks relating to the development of genomic information products and their use by existing and potential customers and ultimate consumers, our reliance on sole source suppliers, our ability to limit our losses and become profitable, our ability to timely supply customers with additional data for existing products and updated or new general and customer-specific products, our ability to successfully integrate TherImmune Research Corporation’s (“TherImmune”) operations, technology and personnel with ours (including our ability to adequately manage resources of the joint companies), our ability to retain and continue to meet the needs of TherImmune’s customers, our success in realizing the anticipated economic benefits of the TherImmune acquisition (including increased sales of our products and services to present and future customers of both companies), our ability to comply with regulatory requirements (including those applicable to TherImmune’s business), the potentially depressive effect of sales of Gene Logic stock issued to the TherImmune stockholders in the merger, our ability to retain key employees, our continued access to necessary human and animal tissue samples, the impact of technological advances and competition, our ability to enforce our intellectual property rights and the impact of intellectual property rights of others, as well as other risks and uncertainties included in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002. We assume no obligation to update any forward-looking statements contained in this Quarterly Report.

     Unless the context requires otherwise, references in this Quarterly Report to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc.

     GeneExpress® and ToxExpress® are registered trademarks of Gene Logic. BioExpress™, Genesis Enterprise System™, ToxSuites™ and ToxScreen™ are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

Recent Development

     On April 1, 2003, we completed our acquisition by merger of TherImmune, a privately held contract research services company, for total consideration paid to securityholders, after adjustment, of $51.3 million. In connection with the transaction, we repaid certain debt of TherImmune, including $3.5 million of bank debt, and incurred approximately $1.0 million in transaction costs. Of the consideration paid to securityholders, we paid $30.4 million in cash and issued 3,927,214 shares of Common Stock, with a value of $20.9 million based on our closing price as determined pursuant to the merger agreement. A portion of the consideration will be held in escrow to satisfy potential indemnification obligations of the TherImmune securityholders. The transaction will be accounted for under the purchase method of accounting.

     We expect the acquisition of TherImmune will have a significant impact on our results of operations, liquidity and capital resources. The following discussion does not take into account the impact of TherImmune except where otherwise specifically stated.

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

9.

     The GeneExpress System products and services can be divided into three solution groups:

•	BioExpress Solutions, which consist of the BioExpress System, BioExpress Suites and BioExpress Services, including BioExpress Reports, Sample Processing Services and Bioinformatics Services;

•	ToxExpress Solutions, which consist of the ToxExpress Predictive System, ToxSuites and ToxExpress Services, including ToxScreen Reports, Molecular Mechanism of Toxicity Services and Custom ToxExpress Services; and

•	Other Products and Services Solutions, which consist of proprietary bioinformatics resources (the Genesis Enterprise System), data integration services and other custom software and database products and services.

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

     Subscription fees for GeneExpress database products are recognized ratably over the term of the subscription. Fees from customized information products and services are recognized when custom services are performed or costs are incurred. Some of our business agreements provide a right under certain circumstances for early termination without penalty to our customers.

     Our future profitability will depend in part on the continued successful commercialization of our GeneExpress products and services through the establishment of agreements with additional customers, as well as renewal of agreements with, and agreements for additional products and services for, existing customers. Payments to access our GeneExpress products and services continue to be our primary source of revenue. We have not received, and do not expect to receive, significant royalty or other revenue from the development and commercialization of products by our customers using our information products. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period.

     We have incurred operating losses in each year since our inception. At March 31, 2003, we had an accumulated deficit of $165.2 million. Our losses have resulted principally from costs incurred in the development of our genomic information products and services and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue, which to date has been generated principally from subscriptions to our GeneExpress products and services and agreements for our customized information products and services. We expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Revenue increased $0.9 million or 7% to $12.7 million for the three months ended March 31, 2003 from $11.8 million for the same period in 2002. The increase in revenue resulted from higher sales for GeneExpress products and services. No one customer contributed 10% or more of our revenue for the three months ended March 31, 2003; however, revenue from UCB Research accounted for greater than 10% of our revenue for the three months ended March 31, 2002. During the quarter ended March 31, 2003 we concluded all of our obligations under the terms of the GeneExpress subscription agreements with Aventis Pharmaceuticals, Inc., Wyeth and NeuralStem, Inc. and were notified of Morphochem AG’s intent to allow the GeneExpress subscription agreement to conclude under its own terms during the second quarter of 2003. Currently, negotiations are continuing with each of these customers, except NeuralStem, Inc., for renewal of the expired GeneExpress subscriptions. There can be no assurance that these negotiations will result in renewal of the GeneExpress subscriptions or under what terms such renewals might occur. Due to current economic uncertainty, we continue to experience delays in purchasing decisions among a number of our existing and potential customers. We expect these factors to slow our rate of revenue growth for the foreseeable future. We expect no growth or a slight decline in revenue from our GeneExpress System products and services for the quarter ending June 30, 2003 as compared to the same period in 2002, although we will have substantial additional revenue from sales of TherImmune services.

     Database production expenses include costs to populate and maintain our existing core database product, the GeneExpress System, and other genomic information products. Database production expenses increased to $13.6 million for the three months ended March 31, 2003 from $13.5 million for the same period in 2002, reflecting higher employee and depreciation and amortization costs, offset by lower expenses for database content generation resulting from more focused content development of our database. For the remainder of 2003, database production expenses are expected to be lower than those in 2002 due to our continued effort to focus on content development in areas of most interest to our customers.

10.

     Research and development expenses include the costs associated with our efforts to improve the processes currently used in the production of our database products as well as research on additional technology platforms. Research and development expenses decreased to $0.6 million during the three months ended March 31, 2003 from $0.8 million for the same period in 2002, due primarily to lower employee costs and laboratory supplies.

     Selling, general and administrative expenses include the costs of corporate operations, sales and marketing, finance and accounting, legal, human resources and other general operations. Selling, general and administrative expenses decreased to $4.5 million during the three months ended March 31, 2003 from $5.7 million for the same period in 2002, due primarily to lower employee-related costs, including travel, as well as a general reduction of administrative expenses due to the implementation of cost control strategies. For the remainder of 2003, selling, general and administrative expenses are not expected to change significantly from 2002.

     Net interest income decreased to $0.7 million during the three months ended March 31, 2003 from $0.8 million for the same period in 2002, primarily due to a decrease in the rates of return for our investments in, and to a lesser degree a decline in our balance of, cash, cash equivalents and marketable securities available-for-sale.

     Income tax expense increased to $0.5 million for the three months ended March 31, 2003 from $0.2 million for the same period in 2002, due to tax withholdings on certain payments by our Japanese customers. We expect income tax expense to increase in 2003 as compared to 2002 as we recognize a full year of activity from such customers.

Liquidity and Capital Resources

     From inception through March 31, 2003, we have financed our operations through the sale of equity securities and payments from customers. In February 2000, we completed a follow-on public offering of 4,680,000 shares of our Common Stock, generating net proceeds of approximately $247.5 million. As of March 31, 2003, we had approximately $157.3 million in cash, cash equivalents and marketable securities available-for-sale, compared to $167.1 million as of December 31, 2002. As a result of the TherImmune acquisition, we expect to have used approximately $37.4 million in cash for payment to securityholders, the discretionary retirement of bank debt and transaction costs.

     Net cash used in operating activities was $7.9 million for the three months ended March 31, 2003 and $9.2 million during the same period in 2002 due primarily to the continued funding of our operating losses.

     During the three months ended March 31, 2003 and 2002, our investing activities, other than purchases, sales and maturities of available-for-sale securities, consisted primarily of capital expenditures and software development and database upgrade costs. Capital expenditures for the three months ended March 31, 2003 and 2002 amounted to $0.2 million and $1.0 million, respectively. For the three months ended March 31, 2002, approximately $0.9 million of these expenditures related to the purchases of computer equipment needed to expand the content of our GeneExpress product line. We expect capital expenditures in 2003 to continue at a rate similar to that in 2002, as we expand the content of, and the products derived from, the GeneExpress System. However, as a result of the TherImmune acquisition, we expect to incur additional expenditures in connection with the integration and build-out of facilities.

     We have capitalized software development costs of $1.8 million for each of the three months ended March 31, 2003 and 2002. These costs relate to ongoing efforts to enhance the software platform of our GeneExpress System. During the three months ended March 31, 2002, we capitalized $1.1 million of costs related to the upgrade of the content in the BioExpress System, as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Additional software development costs are expected to continue as a result of ongoing efforts to further enhance the software platform of our GeneExpress System.

     Our financing activities primarily consisted of cash provided from the exercise of stock options and participation in our employee stock purchase plan.

     In January 1999, we entered into a three-year agreement with Affymetrix, pursuant to which Affymetrix supplied its microarrays to us for the development of gene expression databases. During 2001, we renegotiated and extended this agreement for two years, subject to renewal, commencing January 2002. Under the terms of the new agreement, we continue to pay Affymetrix subscription fees for access to the microarrays, purchase the microarrays and related instrumentation and software and expect to record royalty expense, payable to Affymetrix beginning in 2004, upon meeting certain GeneExpress subscription revenue thresholds. Our commitments under other research and license agreements do not represent significant expenditures in relation to our total database production expense.

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

11.

New Pronouncements

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“Issue No. 94-3”). SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for exit costs was recognized at the date of a company’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 will affect the timing of recognizing exit and restructuring costs, as well as the amount recognized. We do not expect the adoption of this new standard to have a material impact on our results of operations.

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

     The Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, which did not have a material impact on our results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. We currently do not have any variable interest entities and, therefore, will apply the provisions of Interpretation No. 46 prospectively.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2003, we had cash and cash equivalents of approximately $121.2 million and marketable securities available-for-sale of $36.1 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at March 31, 2003, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the three months ended March 31, 2003 by approximately $0.4 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

12.

Item 4. Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

     In connection with the integration of TherImmune, we are evaluating whether any significant changes in our internal controls will be required subsequent to March 31, 2003.

PART II                      OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     A)         Exhibits:

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B)          Reports on Form 8-K:

The Current Report on Form 8-K, filed on February 26, 2003, with respect to the proposed acquisition of TherImmune Research Corporation was the only report on Form 8-K filed during the three months ended March 31, 2003.

13.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: May 14, 2003	By: /s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

I, Philip L. Rohrer, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gene Logic Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer

14.

CERTIFICATIONS

I, Mark D. Gessler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Gene Logic Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By: /s/ Mark D. Gessler Mark D. Gessler Chief Executive Officer

15.