Form 10-K/A
period 2001-12-31
GENE LOGIC INC
filed 2003-07-31
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 0-23317

GENE LOGIC INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1411336 (I.R.S. Employer Identification No.)

708 Quince Orchard Road Gaithersburg, Maryland (Address of principal executive offices)	20878 (Zip Code)

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

☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes      ☒ No

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2003 was approximately $138,761,000 based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,063,176 as of June 30, 2003.

*	Excludes 7,820,184 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)3. Index to Exhibits. The exhibit listed below is filed with this Amendment No. 2 to Form 10-K for the fiscal year ended December 31, 2001.

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

Date: July 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER Mark D. Gessler	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	July 29, 2003

/s/ PHILIP L. ROHRER, JR. Philip L. Rohrer, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2003

/s/ JULES BLAKE Jules Blake, Ph.D.	Director	July 29, 2003

/s/ MICHAEL J. BRENNAN Michael J. Brennan, M.D., Ph.D.	Director	July 29, 2003

/s/ CHARLES L. DIMMLER, III Charles L. Dimmler III	Director	July 29, 2003

/s/ G. ANTHONY GORRY G. Anthony Gorry, Ph.D.	Director	July 29, 2003

/s/ J. STARK THOMPSON J. Stark Thompson, Ph.D.	Director	July 29, 2003

/s/ STEVEN J. TREVISAN	Director and Executive Vice President	July 29, 2003
Steven J. Trevisan

CERTIFICATIONS

I, Mark D. Gessler, certify that:

1.     I have reviewed this Amendment No. 2 to annual report on Form 10-K of Gene Logic Inc.;

2.     Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: July 29, 2003

/s/ Mark D. Gessler Mark D. Gessler Chief Executive Officer

I, Philip L. Rohrer, Jr., certify that:

1.     I have reviewed this Amendment No. 2 to annual report on Form 10-K of Gene Logic Inc.;

2.     Based on my knowledge, this Amendment No. 2 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Date: July 29, 2003

/s/ Philip L. Rohrer, Jr. Philip L. Rohrer, Jr. Chief Financial Officer