Form 10-Q
period 2003-06-30
GENE LOGIC INC
filed 2003-08-14
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES    ☒    NO    ❑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    ☒    NO    ❑

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,122,989 as of July 31, 2003.

GENE LOGIC INC.

2.

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,195	$106,957
Marketable securities available-for-sale	47,865	60,145
Accounts receivable, net of allowance of $370 in 2003	9,009	4,793
Unbilled services, net of allowance of $41 in 2003	3,471	—
Inventory, net	6,069	8,936
Prepaid expenses	2,397	1,610
Other current assets	890	1,117

Total current assets	140,896	183,558
Property and equipment, net	23,430	14,770
Long-term investments	5,268	5,268
Notes receivable from employees	51	50
Goodwill	45,707	2,677
Intangibles, net	22,170	21,094
Other assets	75	43

Total assets	$237,597	$227,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,549	$8,225
Accrued expenses	7,365	5,187
Current portion of capital lease obligations	119	—
Current portion of long-term debt	41	40
Deferred revenue	6,791	6,425

Total current liabilities	19,865	19,877
Deferred revenue	860	1,363
Capital lease obligations, net of current portion	403	—
Long-term debt, net of current portion	689	710
Other noncurrent liabilities	1,523	1,072

Total liabilities	23,340	23,022

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,063,176 and 27,056,487 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	311	271
Additional paid-in capital	383,064	363,294
Accumulated other comprehensive income	28	248
Accumulated deficit	(169,146)	(159,375)

Total stockholders’ equity	214,257	204,438

Total liabilities and stockholders’ equity	$237,597	$227,460

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Information services revenue	$13,089	$14,066	$25,813	$25,908
Contract study services revenue	6,343	—	6,343	—

Total revenue	19,432	14,066	32,156	25,908
Expenses:
Cost of contract study services	5,056	—	5,056	—
Database production	12,068	13,478	25,679	26,992
Research and development	463	637	1,060	1,416
Selling, general and administrative	5,912	4,977	10,365	10,703

Total expenses	23,499	19,092	42,160	39,111

Loss from operations	(4,067)	(5,026)	(10,004)	(13,203)
Interest (income), net	(651)	(785)	(1,313)	(1,624)
Other (income) expense	—	(250)	—	(250)

Net loss before income tax expense	(3,416)	(3,991)	(8,691)	(11,329)
Income tax expense	554	389	1,080	584

Net loss	$(3,970)	$(4,380)	$(9,771)	$(11,913)

Basic and diluted net loss per share	$(0.13)	$(0.16)	$(0.34)	$(0.44)

Shares used in computing basic and diluted net loss per share	31,059	26,915	29,093	26,874

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(9,771)	$(11,913)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,051	6,374
Loss on abandonment of patent costs	99	—
Loss of disposal of property and equipment	56	—
Gain from the sale of equity investment	—	(250)
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable and unbilled services, net	(1,673)	(588)
Inventory, net	2,867	(454)
Prepaid expenses	(202)	(832)
Other current assets	209	2,470
Accounts payable	(6,179)	(2,444)
Accrued expenses and other noncurrent liabilities	1,612	(319)
Deferred revenue	(2,527)	(1,990)

Net cash flows from operating activities	(7,458)	(9,946)

Cash flows from investing activities:
Purchases of property and equipment	(521)	(1,433)
Purchases of licenses and patent costs	(248)	(1,103)
Software development costs	(3,544)	(3,633)
Database upgrade costs	—	(3,791)
Sale of equity investment	—	1,250
Repayments of notes receivable from employees	38	44
Cash paid to acquire TherImmune Research Corporation, net of cash acquired	(30,433)	—
Purchase of marketable securities available-for-sale	(78,297)	—
Proceeds from sale and maturity of marketable securities available-for-sale	90,357	69,528

Net cash flows from investing activities	(22,648)	60,862

Cash flows from financing activities:
Proceeds from issuance of common stock	410	1,351
Cash used to repay TherImmune debt	(6,017)	—
Proceeds from note payable	—	450
Repayments of capital lease obligations and equipment loans	(49)	(19)

Net cash flows from financing activities	(5,656)	1,782

Net (decrease) increase in cash and cash equivalents	(35,762)	52,698
Cash and cash equivalents, beginning of period	106,957	128,273

Cash and cash equivalents, end of period	$71,195	$180,971

Supplemental disclosure:
Taxes paid	$1,089	$754

Interest paid	$20	$8

Non-cash transactions:
Issuance of common stock in TherImmune acquisition	$19,400	$—

Equity investment received as partial payment for GeneExpress subscription	$—	$1,000

See accompanying notes.

5.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(in thousands, except share and per share data)
(Unaudited)

     Note 1 — Organization and Basis of Presentation

Description of Business

     Gene Logic Inc. and its wholly owned subsidiary (collectively the “Company”) is a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide, as well as U.S. Government entities. The Company’s services are organized into two business segments: information services and contract study services. The information services business is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. The contract study services business consists of services related to drug development, including preclinical safety and pharmacology studies, as well as analytical laboratory and Phase I clinical trial services.

Basis of Presentation and Principles of Consolidation

     On April 1, 2003, TherImmune Research Corporation was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp. Concurrently, GLA II Corp., the surviving corporation, was renamed TherImmune Research Corporation (“TherImmune”). The acquisition of TherImmune has been accounted for under the purchase method of accounting, and consolidated financial statements herein reflect the inclusion of TherImmune’s operating results since the acquisition date. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2003, statements of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and, with respect to TherImmune, the Company’s Form 8-K filing on June 2, 2003.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

6.

     Note 2 — Summary of Significant Accounting Policies

Inventory

     Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost basis method. All inventory is reviewed for impairment and appropriate reserves are recorded. At June 30, 2003 and December 31, 2002, all inventory was classified as raw materials.

	June 30, 2003	December 31, 2002

Microarrays	$1,340	$3,695
Laboratory reagents	1,008	803
Tissue samples	4,461	5,018

	6,809	9,516
Less — tissue sample reserves	(740)	(580)

Inventory, net	$6,069	$8,936

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distributions to owners. Total comprehensive loss was $4,121 and $4,380 for the three months ended June 30, 2003 and 2002, respectively, and $9,991 and $11,930 for the six months ended June 30, 2003 and 2002, respectively.

Revenue Recognition

     Information services revenue consists primarily of subscription fees earned under subscription agreements for all or parts of our gene expression reference database, the GeneExpress System. Information derived from the GeneExpress System is used for research related to drug discovery and optimization by pharmaceutical and biotechnology companies. Revenue from subscription fees is recorded ratably over the term of the related GeneExpress System subscription agreement. Typically, subscriptions to the GeneExpress System are under multi-year agreements; however, under certain circumstances, some subscription agreements provide customers a right for early termination without penalty. When there are early termination rights, subscription fees for the period up to the date of early termination are recorded ratably over the period up to the early termination date. If the subscription agreement is not terminated, subscription fees for the remainder of the term are recorded ratably over the remaining portion of the term.

     Contract study services revenue is derived from cost-plus and fixed-fee contracts with pharmaceutical and biotechnology companies, as well as U.S. Government entities. Revenue is recognized on cost-plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Revenue is recognized on fixed-fee contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed-fee contracts. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Unbilled services are recorded for revenue recognized to date that has not been billed to the customer pursuant to the contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unearned revenue is recorded for cash received from customers for whom services have not yet been performed as of the balance sheet date.

Stock Option Plans

     At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense is recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s 1997 Equity Incentive Plan are granted with an exercise price equal to the fair value on the grant date; stock issued under the Employee Stock Purchase Plan is purchased at 85% of the lesser of either the fair value of the shares at the time of purchase or the fair value at the employee’s eligibility date.

7.

     During the year ended December 31, 2002, the Company initiated a tender offer for outstanding stock options held by employees of the Company. Under the terms of the tender offer, eligible employees could tender stock options that were granted with an exercise price equal to or greater than $11.00 per share, subject to additional requirements for any stock option granted after May 4, 2002. Once tendered and accepted, the old stock options were cancelled and each employee who tendered stock options was entitled, subject to meeting certain conditions, to receive new stock options for 80% of the number of shares available under the cancelled stock options at the fair value on the date of the grant. One of the conditions to receiving the new stock options was that the individual was required to be employed by the Company on the date of grant. Of the eligible stock options, 2,290,207 stock options were tendered and cancelled, and on June 13, 2003, the Company granted new options for 1,794,847 shares with an exercise price of $7.21, the fair value on the date of grant.

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(3,970)	$(4,380)	$(9,771)	$(11,913)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(5,967)	(4,432)	(6,626)	(8,691)

Pro forma net loss	$(9,937)	$(8,812)	$(16,397)	$(20,604)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.16)	$(0.34)	$(0.44)
Pro forma	$(0.32)	$(0.33)	$(0.56)	$(0.77)

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.

New Accounting Pronouncements

     The Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, and the impact of adoption is not expected to be material to the Company’s results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during the quarter ended September 30, 2003. The initial adoption of Interpretation No. 46 for arrangements entered into or modified after January 31, 2003 did not have any impact on the Company’s financial position or results of operations. The Company is still evaluating the impact of Interpretation No. 46 for all arrangements entered into prior to February 1, 2003; however, the Company does not anticipate that the impact of these arrangements will have a material effect on the Company’s financial position or results of operations.

8.

     Note 3 — Acquisition of TherImmune Research Corporation

     On February 25, 2003, the Company announced an agreement to acquire TherImmune, a privately held contract study services Company, in order for the Company to: 1) create a more sizeable drug discovery and development services entity with expanded service capabilities; 2) realize potential synergies from the combination of the Company’s information services business and TherImmune’s contract study services business; and 3) enhance the Company’s revenue growth and accelerate the time to profitability.

     On April 1, 2003, the Company acquired by merger 100% of the outstanding common stock of TherImmune for a total purchase price of $51,081, which consisted of cash paid to TherImmune securityholders of $30,405, 3,927,214 shares of Gene Logic Common Stock, valued at $19,400, issued to TherImmune stockholders, and approximately $1,275 in transaction costs. The value of the shares issued was determined on the date of final adjustment to the purchase price and was based on the average market price of the Company’s Common Stock surrounding such date. Approximately 5% of the total consideration is being held in escrow to satisfy potential indemnification obligations of the TherImmune securityholders.

     The acquisition was recorded using the purchase method of accounting. The total purchase price was allocated as follows:

Current assets	$8,103
Property and equipment	11,130
Customer Relationships (estimated useful life, 2 years)	2,500
Liabilities assumed	(13,682)
Goodwill	43,030

$51,081

     The following unaudited pro forma financial information gives effect to Gene Logic’s acquisition by merger of TherImmune as if the transaction had occurred at the beginning of each period presented and is based on the historical statements of Gene Logic and TherImmune during such periods, adjusted to give effect to the merger.

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Total Revenue	$19,432	$20,374	$37,855	$37,220
Net loss	(3,970)	(4,780)	(11,080)	(12,553)
Basic and diluted net loss per share	$(0.13)	$(0.15)	$(0.36)	$(0.41)
Weighted average shares outstanding	31,059	30,842	31,045	30,801

     The pro forma adjustments used herein are based upon available information and various assumptions that management believes are reasonable. These adjustments give effect to events directly attributable to the transaction and do not reflect any integration costs or other synergies that management expects to realize as a result of the transaction. Such unaudited pro forma financial information is not necessarily indicative of what the actual consolidated results of the operations might have been had the acquisition been effective at the beginning of each period presented.

     Note 4 — Segment Information

     On April 1, 2003, the Company began managing its business as two business segments: information services and contract study services. Prior to this date, the Company operated as one business segment, information services. Information services is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. Contract study services consists of services related to drug development including, preclinical safety and pharmacology studies, as well as analytical laboratory and Phase I clinical trial services.

9.

    The following table presents the results of operations by segment used by management to evaluate performance. Information services segment operating income (loss) is determined by revenue less database production and research and development expenses. Contract study services segment operating income (loss) is determined by revenue less costs related to contract studies. The Company does not identify or allocate, nor does management evaluate, assets by business segment. Amortization and depreciation is allocated by business segment as identified below.

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Information Services
Revenue	$13,089	$14,066	$25,813	$25,908
Operating income (loss)(1)	558	(49)	(926)	(2,500)
Contract Study Services
Revenue	$6,343	$—	$6,343	$—
Operating income (2)	1,287	—	1,287	—

Reconciliation of segment operating income (loss) to net loss before income tax expense as follows:

Segment Operating income (loss)
Information Services	$558	$(49)	$(926)	$(2,500)
Contract Study Services	1,287	—	1,287	—

	1,845	(49)	361	(2,500)
Selling, general and administrative expenses	5,912	4,977	10,365	10,703
Interest (income), net	(651)	(785)	(1,313)	(1,624)
Other (income) expenses	—	(250)	—	(250)

Net loss before income tax expense	$(3,416)	$(3,991)	$(8,691)	$(11,329)

(1)  Includes an allocation of amortization and depreciation of $3,373 and $2,922 for the three months ended June 30, 2003 and 2002, respectively, and $6,872 and $5,522 for the six months ended June 30, 2003 and 2002, respectively.

(2)  Includes an allocation of amortization and depreciation of $385 for the three and six months ended June 30, 2003.

     For no periods reported herein did a single customer account for 10% or more of the Company’s revenue. The following is a breakdown of the Company’s revenue by geographic region outside of the United States exceeding ten percent (10%) of such revenue:

	Geographic Region

	Europe	Pacific Rim

For the three months ended:
June 30, 2003	16%	29%
June 30, 2002	17%	35%
For the six months ended:
June 30, 2003	18%	34%
June 30, 2002	18%	31%

     Note 5 — Commitments

Operating Leases

     The Company conducts all of its operations from leased facilities in Gaithersburg, Maryland and Berkeley, California, under operating leases with varying terms expiring through 2013. These leases obligate the Company to pay building operating costs and also contain renewal provisions which may extend their term.

     Future minimum lease payments on these operating leases for the years ending December 31 are as follows:

For the six months ended December 31, 2003	$2,389
2004	4,683
2005	4,660
2006	4,789
2007	4,684
2008 and thereafter	10,735

$31,940

10.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. Such statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “goals,” “hopes,” “strategies,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These statements are based on management’s current expectations and involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. The Company assumes no obligation to update any forward-looking statements herein, which speak only as of the date of this Form 10-Q. These risks and uncertainties are those set forth in Item 5. “Other Information — Risks Related To Our Business” herein and other risks that we disclose from time to time in our Annual Report on Form 10-K or other filings with the Securities and Exchange Commission.

     Unless the context requires otherwise, references in this Quarterly Report to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. GeneExpress® and ToxExpress® are registered trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

Overview

     We are a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide, as well as U.S. Government entities. On April 1, 2003, we completed our acquisition by merger of TherImmune Research Corporation (“TherImmune”), a privately held contract study services company. The purpose of the acquisition was to 1) create a more sizeable drug discovery and development services entity with expanded service capabilities; 2) realize potential synergies from the combinations of our information services business and their contract study services business; and 3) enhance our revenue growth and accelerate our time to profitability. Total consideration paid for the acquisition, after adjustment, was $51.1 million, including transaction costs of $1.3 million. Of the consideration paid to securityholders, we paid $30.4 million in cash and issued 3,927,214 shares of Common Stock, with a value of $19.4 million based on the average market price of our Common Stock surrounding the date the final adjustment was made to the purchase price. Approximately 5% of the total consideration is being held in escrow to satisfy potential indemnification obligations of the TherImmune securityholders. The transaction has been accounted for under the purchase method of accounting.

     Our services are designed to assist in improving the predictive value of research activities and product success rates. We manage our business as two segments: information services and contract study services. Our information services is based on our gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. These services primarily include subscriptions to the GeneExpress System. We have also licensed other products, which historically have constituted less than 10% of our total revenue. Our contract study services business consists of services related to drug development including, preclinical safety and pharmacology studies, as well as analytical laboratory and Phase I clinical trial services.

     Our future profitability will depend on: 1) the continued successful commercialization of our information services business through the establishment of subscription agreements with new GeneExpress System customers, and, with respect to existing GeneExpress System customers, the renewal of current subscription agreements and agreements for additional information services; and 2) the continued successful commercialization of our contract study services business. While our primary source of revenue to date has been from our information services based on the GeneExpress System, we expect going forward that our primary sources of revenue will be from a combination of our information services and contract study services. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period or predictive of any long term trend.

     We have incurred operating losses in each year since our inception, including losses of $24.1 million in 2002, $33.2 million in 2001 and $24.0 million in 2000. At June 30, 2003, we had an accumulated deficit of $169.1 million. Our losses have resulted principally from costs incurred in the development of our GeneExpress System and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue; we expect to incur additional operating losses in the future.

Quarterly Results

     Our quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as 1) the offering of new or improved services; 2) timing of additional customers and service renewals for existing customers; 3) revenue increases as a result of acquisitions; 4) delays in initiation and/or nonrenewal of subscription agreements to the GeneExpress System by major customers; and 5) delays in initiation, reduction in size and/or termination of drug development services for our major customers. Such factors will continue to be unpredictable, based primarily on the dynamics of the drug discovery and development industry.

11.

Results of Operations

     Consolidated results of operations below reflect the inclusion of TherImmune since the acquisition date, April 1, 2003, and do not include any pro forma information except where noted.

Three Months Ended June 30, 2003 and 2002

     The following table sets forth certain consolidated data by reportable business segment revenue and operating income (loss) (excluding an allocation of selling, general and administrative expenses) for the three months ended June 30:

	2003	2002

Information Services
Revenue	$13,089	$14,066
Operating income (loss)	558	(49)
Contract Study Services
Revenue	$6,343	$—
Operating income	1,287	—

     Total Revenue. Total revenue increased $5.4 million or 38% to $19.4 million for the three months ended June 30, 2003 from $14.1 million for the same period in 2002. During the three months ended June 30, 2003, no customer accounted for 10% or greater of our revenue. During the three months ended June 30, 2003 and 2002, 29% and 35% of our revenue was from customers in the Pacific Rim, respectively.

         Information Services Revenue. Revenue from our information services business for the three months ended June 30, 2003 was $13.1 million, a decrease of $1.0 million or 7% from $14.1 million for the same period in 2002. Such revenue consisted primarily of fees from subscription agreements to gene expression-based information solutions derived from the GeneExpress System. Of the decrease in revenue, $3.0 million resulted from the conclusion of subscription agreements with various smaller biopharmaceutical customers, partially offset by increased revenue of $1.9 million in subscription fees from new customers. As of June 30, 2003, we concluded all of our obligations under the terms of the GeneExpress System subscription agreements with Morphochem AG and N.V. Organon. Currently, negotiations are continuing with N.V. Organon for renewal of its subscription agreement. There can be no assurance that these negotiations will result in renewal of the subscription or under what terms such renewal might occur. Avalon Pharmaceuticals substantially reduced its access to the GeneExpress System under its subscription agreement. Finally, we concluded negotiations with Wyeth, which resulted in a renewal of its subscription to a part of the GeneExpress System. Due to current economic uncertainty, we continue to experience delays in purchasing decisions among a number of our existing and potential customers which we expect to slow our rate of revenue growth for the foreseeable future. For the remainder of 2003, we expect a slight decrease in revenue from our information services business, as compared to the same period in 2002.

         Contract Study Services Revenue. Revenue from our contract study services business for the three months ended June 30, 2003 was $6.3 million as a result of the acquisition of TherImmune on April 1, 2003. Such revenue consisted primarily of fees from services related to drug development, including preclinical safety and pharmacology studies, as well as analytical laboratory and Phase I clinical trial services. We expect contract study services revenue for 2003 to be higher than that for 2002, after taking into effect the elimination of intercompany sales to Gene Logic.

     Cost of Contract Study Services Revenue. Cost of contract study services revenue was $5.1 million for the three months ended June 30, 2003. Such costs consist primarily of direct costs and indirect allocations related to conducting contract study services. Gross margin for our contract study services business during this period was 20.3%, and is expected to increase for the remainder of 2003.

     Database Production Expense. Database production expenses decreased to $12.1 million for the three months ended June 30, 2003 from $13.5 million for the same period in 2002. Such expenses primarily consist of costs related to the acquisition and processing of tissues and overhead expenses needed to support the content of the GeneExpress System. The decrease reflected a reduction of expenses of $2.4 million for database content generation resulting from more focused content development of our GeneExpress System, partially offset by an increase in employee and depreciation and amortization expenses of $0.6 million and $0.5 million, respectively. For the remainder of 2003, database production expenses are expected to be lower than those for the comparable period in 2002 due to our continued effort to focus content development in areas of most interest to our customers.

     Research and Development Expense. Research and development expenses decreased to $0.5 million during the three months ended June 30, 2003 from $0.6 million for the same period in 2002. Such expenses include the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as research on additional technology platforms.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $5.9 million during the three months ended June 30, 2003 from $5.0 million for the same period in 2002. Such expenses include the costs of sales and marketing,

12.

finance and accounting, legal, human resources and other general corporate operations. Excluding the $1.4 million in selling, general and administrative expenses as a result of the TherImmune acquisition, the resulting decrease in 2003 was due primarily to continued cost savings efforts, including a reduction in travel and marketing expenses by $0.5 million. For the remainder of 2003, selling, general and administrative expenses are expected to increase from 2002 as a result of the acquisition of TherImmune.

     Net Interest Income. Net interest income decreased to $0.7 million during the three months ended June 30, 2003 from $0.8 million for the same period in 2002, due to a decline in the rates of return in and our balance of cash, cash equivalents and marketable securities available-for-sale as a result of cash used for the TherImmune acquisition, completed on April 1, 2003.

     Income Tax. Income tax expense increased to $0.6 million for the three months ended June 30, 2003 from $0.4 million for the same period in 2002, due to Japanese government tax on certain payments by new Japanese customers. We expect income tax expense to increase in the second half of 2003, compared to 2002, as we recognize a full year of activity from such customers.

Six Months Ended June 30, 2003 and 2002

     The following table sets forth certain consolidated data by reportable business segment revenue and operating income (loss) (excluding an allocation of selling, general and administrative expenses) for the six months ended June 30:

	2003	2002

Information Services
Revenue	$25,813	$25,908
Operating loss	(926)	(2,500)
Contract Study Services
Revenue	$6,343	$—
Operating income	1,287	—

     Total Revenue. Total revenue increased $6.2 million or 24% to $32.2 million for the six months ended June 30, 2003 from $25.9 million for the same period in 2002. During the six months ended June 30, 2003, no customer accounted for 10% or greater of our revenue. During the six months ended June 30, 2003 and 2002, 34% and 31% of our revenue was from customers in the Pacific Rim, respectively.

         Information Services Revenue. Revenue from our information services business for the six months ended June 30, 2003 was $25.8 million compared to $25.9 million for the same period in 2002. Of the decrease in revenue, $4.6 million resulted from the conclusion of subscription agreements with smaller biopharmaceutical customers and $1.5 million resulted from the absence of certain service deliverables in 2003 which were concluded in 2002, partially offset by increased revenue of $4.8 million and $0.9 million in subscription fees from new customers and a full period of revenue from existing customers, respectively.

         Contract Study Services Revenue. Revenue from our contract study services business for the six months ended June 30, 2003 was $6.3 million.

         Cost of Contract Study Services Revenue. Cost of contract study services revenue was $5.1 million for the six months ended June 30, 2003. Gross margin for our contract study services business during this period was 20.3%.

     Database Production Expense. Database production expenses decreased to $25.7 million for the six months ended June 30, 2003 from $27.0 million for the same period in 2002, reflecting a reduction in expenses of $4.1 million for database content generation resulting from more focused content development of our GeneExpress System, partially offset by an increase in employee and depreciation and amortization expenses of $1.6 million and $1.4 million, respectively.

     Research and Development Expense. Research and development expenses decreased to $1.1 million during the six months ended June 30, 2003 from $1.4 million for the same period in 2002, due primarily to reductions in employee costs and laboratory supplies of $0.1 million each.

     Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $10.4 million during the six months ended June 30, 2003 from $10.7 million for the same period in 2002. Excluding the $1.4 million in selling, general and administrative expenses as a result of the TherImmune acquisition, the resulting decrease in 2003 was due primarily to cost saving efforts, including a reduction in travel, marketing and other expenses by $1.1 million. Also in 2002, we incurred severance expenses of $0.3 million which did not recur in 2003.

     Net Interest Income. Net interest income decreased to $1.3 million during the six months ended June 30, 2003 from $1.6 million for the same period in 2002, due to a decline in the rates of return in and our balance of cash, cash equivalents and marketable securities available-for-sale as a result of our TherImmune acquisition.

13.

     Income Tax. Income tax expense increased to $1.1 million for the six months ended June 30, 2003 from $0.6 million for the same period in 2002, due to Japanese government tax on certain payments by new Japanese customers.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 2003, we have financed our operations and acquisitions through the sale of equity securities and payments from customers. As of June 30, 2003, we had approximately $119.1 million in cash, cash equivalents and marketable securities available-for-sale, compared to $167.1 million as of December 31, 2002. During the quarter ended June 30, 2003, we used approximately $36.2 million in cash for payment to TherImmune securityholders, retirement of TherImmune debt and transaction costs.

     Net cash used in operating activities was $7.5 million for the six months ended June 30, 2003 and $9.9 million during the same period in 2002, due primarily to the continued funding of our operating losses.

     During the six months ended June 30, 2003 and 2002, our investing activities, other than purchases, sales and maturities of available-for-sale securities and the acquisition of TherImmune, consisted primarily of capital expenditures and software development and database upgrade costs. Capital expenditures for the six months ended June 30, 2003 and 2002 amounted to $0.5 million and $1.4 million, respectively. The decrease in expenditures related to the purchases of laboratory and computer equipment in 2002 needed to expand the content of the GeneExpress System. We expect capital expenditures for the remainder of 2003 to continue at a similar rate as compared to the same period in 2002. However, we expect to have additional expenditures of approximately $2.2 million in connection with the build-out and furnishing of our expanded facilities.

     We have capitalized software development costs of $3.5 million and $3.6 million for the six months ended June 30, 2003 and 2002, respectively, related to ongoing efforts to enhance the software platform of our GeneExpress System. During the six months ended June 30, 2002, we capitalized $3.8 million of costs related to the upgrade of the human content in the GeneExpress System, as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Additional software development costs are expected to continue as a result of ongoing efforts to further enhance the software platform of our GeneExpress System.

     In connection with the acquisition of TherImmune, during the six months ended June 30, 2003 we paid $30.4 million in cash to stock and option holders of TherImmune, paid $1.1 million in transaction costs related to the acquisition and acquired $1.2 million in cash from TherImmune.

     Our financing activities, other than the repayment of loans and capital leases, primarily consisted of cash provided from the exercise of stock options and participation in our employee stock purchase plan. In connection with the TherImmune acquisition, we repaid $6.0 million in debt of TherImmune.

     We have an agreement with Affymetrix, pursuant to which Affymetrix supplies its microarrays to us for the development of our GeneExpress System. During the three months ended June 30, 2003, we extended the agreement so that it expires in December 2005. Under the terms of the agreement, we pay Affymetrix subscription fees for access to microarrays, purchase microarrays and related instrumentation and software and expect to pay royalties, beginning in 2004, based on GeneExpress System subscription revenue thresholds. The agreement is terminable by either party for breach of the agreement by the other party. Upon termination of the agreement, certain rights and obligations will remain, including our obligation to pay royalties and, if terminated by natural expiration, our rights to use any microarrays previously purchased. We also purchase from Affymetrix RNA labeling kits.

     As of June 30, 2003, future minimum capital lease, long-term debt and operating lease payments are listed below:

		Within	2004 &	2006 &	Beyond
	Total	6 Months	2005	2007	2007

Capital lease obligations	$522	$58	$260	$204	$—
Long-term debt	730	20	86	546	78
Operating leases	31,940	2,389	9,343	9,473	10,735

Total	$33,192	$2,467	$9,689	$10,223	$10,813

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed in Item 5. “Other Information — Risks Related to Our Business” herein.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the

14.

financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

     Information Services Revenue. Information services revenue consists primarily of subscription fees earned under subscription agreements for all or parts of our gene expression reference database, the GeneExpress System. Information derived from the GeneExpress System is used for research related to drug discovery and optimization by pharmaceutical and biotechnology companies. Revenue from subscription fees is recorded ratably over the term of the related GeneExpress System subscription agreement. Typically, subscriptions to the GeneExpress System are under multi-year agreements; however, under certain circumstances, some subscription agreements provide customers a right for early termination without penalty. When there are early termination rights, subscription fees for the period up to the date of early termination are recorded ratably over the period up to the early termination date. If the subscription agreement is not terminated, subscription fees for the remainder of the term are recorded ratably over the remaining portion of the term.

     Contract Study Services Revenue. Contract study services revenue is derived from cost-plus and fixed-fee contracts with pharmaceutical and biotechnology companies, as well as U.S. Government entities. Revenue is recognized on cost-plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Revenue is recognized on fixed-fee contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed-fee contracts. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is recognized in accordance with SAB 101. SAB 101 requires four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements (see “Accounts Receivable and Unbilled Services”). In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

Accounts Receivable and Unbilled Services

     Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows. Typically, arrangements with our customers require that the payments be made in advance for our services, based upon the achievement of milestones or in accordance with predetermined payment schedules. In the past, we have not had a history of collectability problems with our customers. However, as a result of the TherImmune acquisition, we have recorded an allowance for doubtful accounts based on our estimate of accounts receivable and unbilled services that are at risk of noncollection. Further, as we continue to expand our customer base, the risk of collectability may increase and management will continue to make estimates as to collectability of such accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

15.

Goodwill and Intangible Assets Impairment

     We have recently recorded goodwill of $43.0 million and an intangible asset, customer relationships, of $2.5 million as a result of the acquisition of TherImmune. Prior to the acquisition, we had recorded goodwill and other intangible assets including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of their estimated useful lives and whether or not any of these assets are impaired involves significant judgments including the following:

•	Our licenses and internally developed intellectual property may not provide valid and economical competitive advantage;

•	Our services may become obsolete before we recover the costs incurred in connection with their development;

•	Our use of such assets; and

•	The fair value of each business segment relative to its book value.

     Goodwill and other intangible assets are reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business condition could potentially cause adjustments to asset valuations, possibly necessitating an impairment charge in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, and the impact of adoption is not expected to be material to our results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during the quarter ended September 30, 2003. The initial adoption of Interpretation No. 46 for arrangements entered into or modified after January 31, 2003 did not have any impact on our financial position or results of operations. We are still evaluating the impact of Interpretation No. 46 for all arrangements entered into prior to February 1, 2003; however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2003, we had cash and cash equivalents of approximately $71.2 million and marketable securities available-for-sale of $47.9 million. We invest our excess cash primarily in money market funds, obligations of the U. S. Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at June 30, 2003, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the three and six months ended June 30, 2003 of approximately $0.3 million and $0.6 million, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Item 4. Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

16.

PART II    OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 2. Change in Securities and Use of Proceeds

     On March 31, 2003, the stockholders of TherImmune approved the merger of TherImmune in and to GLA II Corp., a Delaware corporation and wholly owned subsidiary of the Registrant, pursuant to the Agreement and Plan of Merger dated February 25, 2003 (the “Merger”). Pursuant to the Merger, we issued 3,927,214 shares of Gene Logic Inc.’s Common Stock, $.01 par value (the “Shares”), to the stockholders of TherImmune as partial consideration for 100% of the outstanding common stock of TherImmune. The Shares of Gene Logic were issued as of the closing date of April 1, 2003. The Shares were issued in reliance on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in reliance upon, among others, the following facts:

•	That we reasonably believed that there were no more than 35 nonaccredited purchasers of the Shares, calculated in accordance with Rule 501(e);

•	That information was furnished to the stockholders of TherImmune in accordance with Rule 502(b);

•	That a purchaser representative, as defined and in accordance with Rule 501(h), was made available to each investor who was not an accredited investor;

•	That each purchaser who was not an accredited investor either alone or with the purchaser representative had such knowledge and experience in financial and business matters that the purchaser was capable of evaluating the merits and risks of the prospective investment; and

•	That certain disclosures were made in accordance with Rule 502(d) as to the limitations on resale of the Shares issued in the Merger and a restricted stock legend was placed on certificates for Shares issued in the Merger.

Item 3. Defaults Upon Senior Securities

     None.

17.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 5, 2003. At the Annual Meeting, the Company’s stockholders elected two directors to the Company’s Board of Directors and approved the proposals described below. At the Annual Meeting, 27,508,491 shares out of a total of 31,056,194 shares of Common Stock outstanding at the record date were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

		For	Against	Withheld

1	To elect two directors to hold office until the 2006 Annual Meeting of Stockholders or his earlier resignation or removal.

	Charles L. Dimmler III	25,915,496	N/A	1,592,995
	G. Anthony Gorry, Ph.D.	25,893,314	N/A	1,615,177

	The following individuals’ term of office as a director continue after the meeting: Jules Blake, Ph.D.; Michael J. Brennan, M.D., Ph.D.; Mark D. Gessler; J. Stark Thompson; and Stephen J. Trevisan.

		For	Against	Withheld

2	To approve the Company’s 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares	20,081,216	7,409,072	18,203

		For	Against	Withheld

3	To approve the Company’s Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares	26,361,195	1,126,027	21,269

		For	Against	Withheld

4	To ratify the selection of Ernst & Young, LLP as independent auditors of the Company for its year ending December 31, 2003.	26,420,396	1,076,809	11,286

Item 5. Other Information

RISKS RELATED TO OUR BUSINESS

     We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion attempts to highlight the risks that are presently identified as material. The reader should carefully consider these risks before making an investment decision.

WE HAVE A HISTORY OF OPERATING LOSSES THAT ARE LIKELY TO CONTINUE FOR SOME TIME.

     We have incurred operating losses in each year since our inception, including losses of $24.1 million in 2002, $33.2 million in 2001 and $24.0 million in 2000. At June 30, 2003, we had an accumulated deficit of $169.1 million. Our losses to date have resulted principally from costs incurred in the development of the GeneExpress System and selling, general and administrative costs associated with our operations. We expect to incur additional losses in the future and cannot assure if or when we will achieve profitability.

18.

THE ACQUISITION AND INTEGRATION OF THERIMMUNE CREATES RISKS AND UNCERTAINTIES.

     On April 1, 2003, we completed the acquisition of TherImmune Research Corporation.

     As a result of this transaction, we are currently integrating into our Company the TherImmune employees, organization, customers and operations. These integration activities divert management’s time and attention from other business matters. Furthermore, there can be no assurance that we will succeed in realizing the anticipated economic benefits of this acquisition, including anticipated business synergies and increased revenue in the contract study services business. In addition, we will be subject to additional governmental regulation and new risks of liability. Further, as a result of the acquisition of TherImmune, we recorded significant goodwill in our financial statements, which may be subject to future impairment and could adversely affect our financial performance and stock price.

     Also, in connection with the acquisition, we have issued 3,927,214 shares of our Common Stock to the stockholders of TherImmune, which will be available for sale and, if sold, could depress our stock price. In accordance with the merger agreement with TherImmune, we have commenced the process of registering such shares with the Securities and Exchange Commission (SEC) for resale for a 30-day period from the date of effectiveness of such registration.

ANY INADEQUACY IN THE PROTECTION OF OUR INTELLECTUAL PROPERTY COULD HURT OUR BUSINESS.

     Our success will depend in part on our ability to obtain and protect our intellectual property and preserve our freedom to operate when third parties obtain patents related to our activities. Our patent position involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. In addition, other organizations, including companies, academic and non-profit institutions and governmental organizations are developing technology in this field. The risks and uncertainties that we face in this area include:

•	the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide commercially meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us may not provide a basis for commercially viable technologies or services or provide a competitive advantage;

•	other companies may challenge patents issued or licensed to us;

•	patents issued to other organizations may restrict our ability to do business and we may be unable to obtain or maintain licenses on acceptable terms;

•	other organizations may independently develop similar or alternative technologies or replicate our technologies; and

•	other organizations may design around technologies we have licensed and/or patented.

     We also rely on confidentiality agreements and other trade secret protective measures to protect our interests in proprietary know-how and technology that are not patentable or for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers with access to our trade secrets to enter into confidentiality agreements, we cannot be certain that we will be able to protect our trade secrets. Any material leak of confidential data into the public domain, or to third parties, could cause our business, financial condition and results of operations to suffer. It may be necessary for us to initiate litigation to protect and enforce our intellectual property rights. Such litigation may involve substantial costs, diversion of management’s time and attention from the operations of our business and the risk of an adverse outcome.

19.

WE MAY IN THE FUTURE BE SUBJECT TO LITIGATION AND PATENT INFRINGEMENT CLAIMS.

     The technologies that we use to develop our services, and those that we incorporate in our services, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to individual genes and to the analysis of gene expression or the manufacture and use of microarrays and related materials. The risk of additional litigation may increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in genomic-related businesses. Therefore, we could be sued by third parties alleging patent infringement.

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

INTERNATIONAL PATENT PROTECTION IS UNCERTAIN.

     Patent law outside the United States for the genomics, biotechnology and software industries is uncertain and is currently undergoing review and revision in various countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. We may participate in opposition proceedings to determine the validity of our or our competitors’ foreign patents, which could result in substantial costs and diversion of our efforts and may not be successful in limiting the patent scope of competitors.

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our Common Stock may be volatile due to risks and uncertainties related to our activities, as well as other factors including: conditions and publicity regarding the genomics, life sciences or contract study services industries generally; sales of substantial amounts of our stock by existing stockholders; price and volume fluctuations in the stock market which do not relate to our operating performance; and comments by securities analysts or our failure to meet analysts’ expectations. In general, decreases in our stock price could limit our ability to raise necessary capital or make acquisitions of assets, technologies or businesses. For the last two years ending June 30, 2003, our stock has ranged in price from a high of $26.05 to a low of $4.38.

WE HAVE ANTI-TAKEOVER PROVISIONS THAT MAY HAVE AN ADVERSE IMPACT ON THE VALUE OF OUR COMMON STOCK AND REDUCE THE STOCKHOLDERS’ ABILITY TO REMOVE MEMBERS OF MANAGEMENT.

     Provisions in our certificate of incorporation and bylaws, as well as Delaware law could make it difficult and expensive for a third party to pursue a takeover attempt that we oppose, even if a change in control would be beneficial to the interests of some, or even a majority, of our stockholders. These provisions could discourage, delay or prevent potential takeover attempts and could adversely affect the value of our common stock. Furthermore, these provisions could prevent or frustrate attempts to replace current management. These provisions:

•	Prohibit our stockholders from taking action other than at a duly called annual or special meeting. Under our bylaws, meetings may be called only by certain members of management and by the board of directors. Therefore, the stockholders do not have the ability to act independently of our management and board.

•	Authorize our board of directors, without stockholder approval, to issue up to 10,000,000 shares of blank check preferred stock. These shares could be issued by our board to increase the number of outstanding shares and prevent a takeover attempt or could be issued to a party deemed friendly by our board of directors in order to impede a takeover attempt that the board views as hostile, even though this latter attempt could be more favorable to some, or even a majority, of our stockholders.

•	Provide that only one-third of our board of directors is elected at each annual meeting. Therefore, it would require at least two annual meetings to replace a majority of our directors. This, in turn, could discourage an attempt to effect a change in our control by making the process longer, more expensive and more uncertain. Furthermore, limiting the ability of stockholders to effect a

20.

change in the membership of the board of directors limits the stockholders’ ability to affect the management of the Company, including through attempts to replace current management or the removal of one or more incumbent directors.

•	Prohibit us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner.

TO GENERATE SIGNIFICANT REVENUE, WE MUST RETAIN EXISTING AND OBTAIN ADDITIONAL CUSTOMERS FOR OUR INFORMATION SERVICES BASED ON THE GENEEXPRESS SYSTEM.

     Our strategy depends on the continued successful commercialization of our information services business through the establishment of subscription agreements with new GeneExpress System customers and the renewal of subscription agreements with, and agreements for additional services for, existing GeneExpress System customers. Each of the subscription agreements that we have with our GeneExpress System customers is for a specific term, and certain subscription agreements include a right of early termination under certain circumstances without penalty by such customers prior to expiration. If subscription agreements with major customers are terminated or expire and are not renewed or existing customers fail to buy additional services, or if we fail to enter into subscription agreements with new customers, our business could suffer. For the remainder of 2003, the GeneExpress System subscription agreements that are up for renewal with major customers accounted for approximately 11% of our revenue in 2002.

OUR REVENUE IS DERIVED PRIMARILY FROM, AND IS SUBJECT TO RISKS FACED BY, THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRY IN THE U.S., JAPAN AND OTHER FOREIGN COUNTRIES.

     We expect that our information services revenue will continue to be derived primarily from agreements to the GeneExpress System by pharmaceutical and biotechnology customers and our contract study services revenue will continue to be derived primarily from study services contracts by pharmaceutical and biotechnology companies, as well as U.S. Government entities. Accordingly, our success will depend directly upon customer demand for our drug discovery and development services. Our results of operations may fluctuate substantially due to reductions and/or delays in research and development expenditures by companies in these industries, in the U.S., Japan and other foreign countries, as well as U.S. Government entities. These reductions and/or delays may result from factors such as:

•	changes in national and international economic conditions;

•	changes in the regulatory environment, including health care reform, affecting our information services or the products and services of our customers;

•	pricing pressures and reimbursement policies;

•	market-driven pressures on companies to consolidate, reduce costs and improve performance;

•	other factors affecting customer research and development spending;

•	issues related to our customers’ business conditions, budgetary resources, budgetary timing cycles and product sales delays;

•	additional regulation of the drug discovery and development process; and

•	changes in technology resulting in new or improved alternatives.

     None of these factors is within our control.

OUR INFORMATION SERVICES SALES CYCLE IS LENGTHY AND WE MAY SPEND CONSIDERABLE RESOURCES ON UNSUCCESSFUL SALES EFFORTS OR MAY NOT BE ABLE TO COMPLETE DEALS ON THE SCHEDULE WE ANTICIPATE.

     Our ability to obtain new customers, retain existing customers through subscription renewal, and sell additional services to existing information services customers depends upon our existing and potential customers’ belief that the content and capabilities of the GeneExpress System can increase productivity for their drug discovery and development efforts. Our sales cycle for multi-year subscriptions to our GeneExpress System is estimated at 12 to 15 months, and in certain circumstances could be longer. This is caused by a number of factors, including our need to educate our existing and potential customers and sell the benefits of our information services to a variety of groups within such companies. In addition, each subscription agreement may involve the negotiation of unique terms. We may expend substantial effort with no assurance that a subscription agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our information services sales efforts. Accordingly, our results will fluctuate due to the fact it is not always possible to effectively time the initiation of new subscription agreements, as well as predict the timing of any potential resulting revenue from such subscription agreements.

WE RELY ON MICROARRAYS AND OTHER PRODUCTS SUPPLIED BY AFFYMETRIX TO BUILD OUR GENEEXPRESS SYSTEM.

     Our continuing ability to build and update the GeneExpress System and its related information services will depend in part on the ability of Affymetrix to supply adequate quantities of high quality microarrays and other products. Affymetrix provides us with microarrays and related instrumentation and software under an agreement that expires on December 31, 2005. This agreement provides us with nonexclusive access to GeneChip microarrays and instrumentation and software. We also purchase RNA labeling kits from Affymetrix. Affymetrix or other providers may develop new or improved technologies that may necessitate changes to the current GeneExpress System in order to remain competitive, which could be costly and time consuming. If Affymetrix is unable or unwilling to supply us with

21.

GeneChip microarrays and the related instrumentation, software and kits, or if such products are not available or are defective, we may incur additional database production costs and we may need to obtain alternative technologies. Alternative technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to such products could cause our information services business to suffer by delaying or increasing the cost to populate and maintain the GeneExpress System, as well as causing us to be delayed or unable to meet content update obligations under existing GeneExpress System subscription agreements.

IF OUR ACCESS TO NECESSARY TISSUE SAMPLES, INFORMATION OR LICENSED TECHNOLOGIES IS RESTRICTED, WE MAY NOT BE ABLE TO CONTINUE TO DEVELOP OUR INFORMATION SERVICES BUSINESS.

     To continue to build our information services business, we need access to normal and diseased human and animal tissue samples, other biological materials and related clinical and other information. However, government regulation in the United States and foreign countries could restrict access to, or use of, human and other tissue samples and related data. If we lose access to sufficient numbers or sources of tissue samples, or if tighter restrictions are imposed on our use of the information generated from tissue samples and related data, our information services business may suffer.

THE GENOMICS INDUSTRY IS COMPETITIVE AND EVOLVING RAPIDLY, AND OUR INFORMATION SERVICES BUSINESS MAY BECOME OBSOLETE OR FAIL TO BE SUFFICIENTLY USEFUL.

     Competition exists among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. Our information services business directly competes in these areas with pharmaceutical, biotechnology and diagnostic companies, academic and non-profit institutions and government or other publicly funded agencies, both in the United States and abroad. We are aware that certain entities are using a variety of gene expression analysis methodologies, including the use of microarrays, to attempt to identify disease-related genes. In addition, certain pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. To compete against existing and future technologies, we will need to continue to be able to demonstrate to potential and existing customers that the technologies and capabilities supporting our information services business and, specifically the GeneExpress System, are superior to competing technologies and/or information resources.

     Genomic technologies have undergone, and are expected to continue to undergo, rapid and significant change. Our future success will depend in large part on maintaining a competitive position in the genomics field and genomics being shown to increase drug discovery and development productivity. Rapid technological development by others or us may result in our information services or technologies becoming obsolete before we recover the expenses incurred in connection with the development of such information services or technologies. Information services offered by us could become less competitive compared to less expensive or more effective drug discovery technologies, including technologies that may be unrelated to genomics. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. Furthermore, our information services are derived from the GeneExpress System, an information resource for drug discovery and optimization that is based on the assumption that information about gene expression and gene sequences may help scientists better understand complex disease processes and drug toxicity. The roles of genes in human biology and pathology are still being discovered. Few therapeutic products based on gene discoveries have been developed and commercialized to date. If our customers fail to find genomic information useful or such information becomes obsolete as a viable drug discovery tool, our existing and potential customers may lose confidence in our Company and our information services business and our business may suffer as a result.

FAILURE TO COMPLY WITH EXISTING REGULATIONS COULD RESULT IN A LOSS OF CONTRACT STUDY SERVICES REVENUE.

     Any failure on our part to comply with applicable regulations and agreed protocols could result in the termination of ongoing study services or the disqualification of data due to our error, for submission to regulatory authorities, which would cause customers to not enter into or renew such contract study services in the future. In addition, if we fail to follow the contractually agreed upon study protocol, we may be obligated to repeat the study at our cost or refund to the customer the total study cost.

WE MAY BEAR FINANCIAL LOSSES BECAUSE MOST OF OUR CONTRACT STUDY SERVICES ARE ON A FIXED-FEE BASIS AND MAY BE DELAYED OR REDUCED IN SCOPE OR TERMINATED FOR REASONS BEYOND OUR CONTROL.

     Many of our contracts for study services provide for services on a fixed–fee basis and may be terminated or reduced in scope upon written notice. Cancellations may occur for a variety of reasons, including:

22.

•	the failure of products to satisfy safety requirements;

•	unfavorable test results of the study services;

•	insufficient patient enrollment or investigator recruitment;

•	the customer’s decision to terminate the development of a test compound or to end a particular study; and

•	our failure to perform properly our duties under the study services contract.

     The delay, reduction in scope, termination or loss of study services contracts could materially adversely affect our contract study services business. Although our study services contracts may entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination, it may be difficult to collect such amounts from a customer who has decided to terminate a study.

WE OPERATE OUR CONTRACT STUDY SERVICES IN A HIGHLY COMPETITIVE INDUSTRY.

     Competitors in the contract study services industry range from small, limited-service providers to full service global contract research organizations. Our main competition consists of in-house departments of pharmaceutical companies, full-service contract research organizations, and, to a lesser degree universities and teaching hospitals. We compete on a variety of factors, including:

•	reputation for on-time quality performance;

•	expertise and experience in specific areas;

•	scope of service offerings;

•	strengths in various geographic markets;

•	price;

•	technological expertise and efficient drug development processes;

•	ability to acquire, process, analyze and report data in a time-saving and accurate manner;

•	ability to manage clinical trials both domestically and internationally; and

•	size.

CONTRACT STUDY SERVICES MAY EXPOSE US TO PRODUCT LIABILITY AND RELATED RISKS.

     In contracting to work on drug development trials, we face a range of potential liabilities. For example:

•	adverse events from contracted sites conducting clinical trials on behalf of our customers that create harm during a trial to study volunteers or after a trial to consumers of the drug after regulatory approval of the drug;

•	risks that animals we receive from suppliers for purposes of a specific study under a study services contract may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in our company policies for the quarantine and handling of imported animals; and

•	failure to properly design or comply with required protocols during study trial that may undermine the usefulness of a study trial or resulting data from the trial.

     We also assist our customers to contract with medical and research institutions and individual physicians to conduct the clinical trials for our customers to test new drugs on human volunteers. These tests can create a risk of liability for personal injury or death to volunteers, resulting from negative reactions to the drugs administered or from professional malpractice by such third parties, particularly to volunteers with life-threatening illnesses. We believe that our risks in this area are generally reduced by the following:

•	contract provisions entitling us to be indemnified or entitling us to a limitation of liability;

•	insurance maintained by our clients and investigators; and

•	various regulatory requirements we must follow in connection with our business.

     Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision and is outside of or exceeds our insurance coverage or in the event that a party who must indemnify us does not fulfill its indemnification obligations. Although our drug development services are only licensed for use in research and development and are not designed to be the only methods used in testing and evaluating drugs in development, even unsuccessful claims of liability could require substantial expenses and time to resolve. While we currently maintain professional liability insurance, our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any liability claims.

23.

ACTIONS OF ANIMAL RIGHTS EXTREMISTS MAY AFFECT OUR BUSINESS.

     Certain aspects of our contract study services business requires the use of animals (predominantly rodents) in preclinical testing of the safety and efficacy of drugs. Acts of vandalism and other acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

OUR ACTIVITIES INVOLVE HAZARDOUS MATERIALS AND MAY SUBJECT US TO ENVIROMENTAL LIABILITY.

     Certain activities of our business involve the controlled use of limited quantities of hazardous and radioactive materials and may generate biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and such liabilities could deplete our resources.

     We believe that we comply in all material respects with currently applicable environmental laws and regulations and do not expect near term material additional capital expenditures for environmental control facilities. However, we may have to incur significant costs in the future to comply with environmental laws and regulations. At present, we also believe we have appropriate insurance coverage against hazardous materials claims.

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits:

10.78	Settlement and Nonexclusive License Agreement, dated January 10, 2001 between Registrant and Incyte Corporation.

10.79	Lease Agreement, dated November 20, 1999 between TherImmune Research Corporation and Rickman Firstfield Associates.

10.80	Lease Agreement, dated October 26, 2000 between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.

10.81	Lease Agreement, dated June 22, 2001 between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002.

31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B) Reports on Form 8-K:

During the three months ended June 30, 2003, the Company filed the following reports:

The Current Report on Form 8-K, filed on April 3, 2003, with respect to the completion of the acquisition of TherImmune Research Corporation.

The Current Report on Form 8-K, filed on April 25, 2003, with respect to the establishment of a final purchase price regarding the acquisition of TherImmune Research Corporation and with respect to information contained in “Certain Transactions” included in the Company’s proxy statement in connection with its 2003 Annual Meeting of Stockholders.

The Current Report on Form 8-K, filed on May 1, 2003, with respect to the Company’s financial results for the three months ended March 31, 2003.

The Current Report on Form 8-K, filed on June 2, 2003, with respect to financial statements and pro forma financial information as of December 31, 2002 related to the Company’s acquisition of TherImmune Research Corporation.

24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC

Date: August 14, 2003	By: /s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

25.