Form 10-Q
period 2003-09-30
GENE LOGIC INC
filed 2003-11-13
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

     (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to____________.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

610 Professional Drive
Gaithersburg, Maryland 20879
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

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,127,323 as of October 31, 2003.

GENE LOGIC INC.

2.

PART I                      FINANCIAL INFORMATION
Item 1. Financial Statements

GENE LOGIC INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,040	$106,957
Marketable securities available-for-sale	43,111	60,145
Accounts receivable, net of allowance of $30 in 2003	8,816	4,793
Unbilled services	3,098	—
Inventory, net	4,784	8,936
Prepaid expenses	2,307	1,610
Other current assets	869	1,117

Total current assets	134,025	183,558
Property and equipment, net	22,354	14,770
Long-term investments	1,000	5,268
Notes receivable from employees	51	50
Goodwill	45,707	2,677
Intangibles, net	21,454	21,094
Other assets	75	43

Total assets	$224,666	$227,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,719	$8,225
Accrued expenses	4,768	5,187
Current portion of capital lease obligations	121	—
Current portion of long-term debt	42	40
Deferred revenue	6,323	6,425

Total current liabilities	16,973	19,877
Deferred revenue	610	1,363
Capital lease obligations, net of current portion	372	—
Long-term debt, net of current portion	679	710
Other noncurrent liabilities	1,566	1,072

Total liabilities	20,200	23,022

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,123,823 and 27,056,487 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	311	271
Additional paid-in capital	383,347	363,294
Accumulated other comprehensive income	65	248
Accumulated deficit	(179,257)	(159,375)

Total stockholders’ equity	204,466	204,438

Total liabilities and stockholders’ equity	$224,666	$227,460

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Information services revenue	$12,260	$14,185	$38,073	$40,093
Contract study services revenue	5,450	—	11,793	—

Total revenue	17,710	14,185	49,866	40,093
Expenses:
Cost of contract study services	4,741	—	9,797	—
Database production	12,360	16,609	38,039	43,602
Research and development	540	641	1,601	2,056
Selling, general and administrative	5,675	4,269	16,039	14,972

Total expenses	23,316	21,519	65,476	60,630

Loss from operations	(5,606)	(7,334)	(15,610)	(20,537)
Interest (income), net	(327)	(786)	(1,640)	(2,410)
Other (income) expense	—	—	—	(250)
Write-down of equity investment	4,268	—	4,268	—

Net loss before income tax expense	(9,547)	(6,548)	(18,238)	(17,877)
Income tax expense	564	409	1,644	993

Net loss	$(10,111)	$(6,957)	$(19,882)	$(18,870)

Basic and diluted net loss per share	$(0.33)	$(0.26)	$(0.67)	$(0.70)

Shares used in computing basic and diluted net loss per share	31,104	26,992	29,770	26,914

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(19,882)	$(18,870)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,408	9,996
Loss on abandonment of patent costs	157	667
Loss of disposal of property and equipment	56	12
Gain from the sale of equity investment	—	(250)
Write-down of equity investment	4,268	—
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable and unbilled services, net	(1,140)	(1,969)
Inventory, net	4,153	(462)
Prepaid expenses	(111)	145
Other assets	232	2,641
Accounts payable	(5,998)	(2,506)
Accrued expenses and other noncurrent liabilities	(942)	(984)
Deferred revenue	(3,229)	(5,825)

Net cash flows from operating activities	(10,028)	(17,405)

Cash flows from investing activities:
Purchases of property and equipment	(1,058)	(1,674)
Purchases of licenses and patent costs	(607)	(1,415)
Software development costs	(5,267)	(5,366)
Database upgrade costs	—	(3,886)
Sale of equity investment	—	1,240
Repayments of notes receivable from employees	37	43
Cash paid to acquire TherImmune Research Corporation, net of cash acquired	(30,433)	—
Purchase of marketable securities available-for-sale	(111,389)	—
Proceeds from sale and maturity of marketable securities available-for-sale	128,240	69,528

Net cash flows from investing activities	(20,477)	58,470

Cash flows from financing activities:
Proceeds from issuance of common stock	694	2,116
Cash used to repay TherImmune debt	(6,017)	—
Proceeds from note payable	—	450
Repayments of capital lease obligations and equipment loans	(89)	(28)

Net cash flows from financing activities	(5,412)	2,538

Net (decrease) increase in cash and cash equivalents	(35,917)	43,603
Cash and cash equivalents, beginning of period	106,957	128,273

Cash and cash equivalents, end of period	$71,040	$171,876

Supplemental disclosure:
Taxes paid	$1,596	$1,006

Interest paid	$34	$12

Non-cash transactions:
Issuance of common stock in TherImmune acquisition	$19,400	$—

Equity investment received as partial payment for GeneExpress subscription	$—	$1,000

See accompanying notes.

5.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2003, statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

6.

Note 2 — Summary of Significant Accounting Policies

Inventory

     Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost basis method. All inventory is reviewed for impairment and appropriate reserves are recorded. At September 30, 2003 and December 31, 2002, all inventory was classified as raw materials.

	September 30, 2003	December 31, 2002

Microarrays	$640	$3,695
Laboratory reagents	1,023	803
Tissue samples	4,036	5,018

	5,699	9,516
Less — tissue sample reserves	(915)	(580)

Inventory, net	$4,784	$8,936

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distributions to owners. Total comprehensive loss, which included unrealized gains or losses on the Company’s marketable securities available-for-sale, was $10,074 and $6,957 for the three months ended September 30, 2003 and 2002, respectively, and $20,065 and $18,887 for the nine months ended September 30, 2003 and 2002, respectively.

Revenue Recognition

     Information services revenue consists primarily of subscription fees earned under subscription agreements for all or parts of the Company’s gene expression reference database, the GeneExpress System. Information derived from the GeneExpress System is used for research related to drug discovery and optimization by pharmaceutical and biotechnology companies. Each of the subscription agreements with our GeneExpress System customers is for a specific term, typically, over a multi-year period. In general, the Company’s revenue recognition for information services agreements is consistent with the Company’s performance under such agreements and revenue is recognized over the period during which the customer has access. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Revenue, based on subscription fees received under such agreements, is recorded ratably over the term of the related GeneExpress System subscription agreement. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. In the absence of early termination, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement.

     Contract study services revenue is derived from cost-plus and fixed-fee contracts with pharmaceutical and biotechnology companies, as well as U.S. Government entities. Revenue is recognized on cost-plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Revenue is recognized on fixed-fee contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed-fee contracts. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Unbilled services are recorded for revenue recognized to date that has not been billed to the customer pursuant to the contractual terms. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unearned revenue is recorded for cash received from customers for whom services have not yet been performed as of the balance sheet date.

Stock Option Plans

     At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense is recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-

7.

based award. Stock options granted under the Company’s 1997 Equity Incentive Plan are granted with an exercise price equal to the fair value on the grant date; stock issued under the Employee Stock Purchase Plan is purchased at 85% of the lesser of either the fair value of the shares at the time of purchase or the fair value at the employee’s eligibility date.

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

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(10,111)	$(6,957)	$(19,882)	$(18,870)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(905)	(3,585)	(7,532)	(12,276)

Pro forma net loss	$(11,016)	$(10,542)	$(27,414)	$(31,146)

Basic and diluted net loss per share:
As reported	$(0.33)	$(0.26)	$(0.67)	$(0.70)
Pro forma	$(0.35)	$(0.39)	$(0.92)	$(1.16)

Reclassifications

     Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.

New Accounting Pronouncements

     The Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, and the impact of adoption was not material to the Company’s results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during the quarter ending December 31, 2003. The initial adoption of Interpretation No. 46 for arrangements entered into or modified after January 31, 2003 did not have any impact on the Company’s financial position or results of operations. The Company is still evaluating the impact of Interpretation No. 46 for all arrangements entered into prior to February 1, 2003; however, the Company does not anticipate that the impact of these arrangements will have a material effect on the Company’s financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement No. 150 on July 1, 2003, with no effect on the Company’s financial position or

8.

results of operations.

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

     On April 1, 2003, the Company acquired by merger 100% of the outstanding common stock of TherImmune for a total purchase price of $51,081, which consisted of cash paid of $30,405 to TherImmune securityholders, 3,927,214 shares of Gene Logic Common Stock, valued at $19,400, issued to TherImmune stockholders, and approximately $1,275 in transaction costs. The value of the shares issued was based on the average market price of the Company’s Common Stock surrounding the measurement date. Approximately 5% of the total consideration is being held in escrow at least through October 1, 2004 to satisfy potential indemnification obligations of the TherImmune securityholders.

     The acquisition was recorded using the purchase method of accounting. The total purchase price was allocated as follows:

Current assets	$8,103
Property and equipment	11,130
Customer Relationships (estimated useful life, 2 years)	2,500
Liabilities assumed	(13,682)
Goodwill	43,030

$(51,081)

     The following unaudited pro forma financial information gives effect to Gene Logic’s acquisition by merger of TherImmune as if the transaction had occurred at the beginning of each period presented and is based on the historical statements of Gene Logic and TherImmune during such periods, adjusted to give effect to the merger.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Total revenue	$17,710	$20,216	$55,565	$57,436
Net loss	(10,111)	(6,952)	(21,191)	(19,505)
Basic and diluted net loss per share	$(0.33)	$(0.22)	$(0.68)	$(0.63)
Weighted average shares outstanding	31,104	30,919	31,065	30,841

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

9.

     The following table presents the results of operations by segment used by management to evaluate performance. Information services segment operating income (loss) is determined by revenue for this segment less database production and research and development expenses. Contract study services segment operating income (loss) is determined by revenue for this segment less costs related to contract studies. The Company does not identify or allocate, nor does management evaluate, selling, general and administrative expenses and assets by business segment. Amortization and depreciation is allocated by business segment as identified below.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Information Services
Revenue	$12,260	$14,185	$38,073	$40,093
Operating loss (1)	(640)	(3,065)	(1,567)	(5,565)
Contract Study Services
Revenue	$5,450	$—	$11,793	$—
Operating income (2)	709	—	1,996	—
A reconciliation of segment operating income (loss) to net loss before income tax expense is as follows:
Segment Operating income (loss)
Information Services	$(640)	$(3,065)	$(1,567)	$(5,565)
Contract Study Services	709	—	1,996	—

	69	(3,065)	429	(5,565)
Selling, general and administrative expenses	5,675	4,269	16,039	14,972
Interest (income), net	(327)	(786)	(1,640)	(2,410)
Other (income) expense	—	—	—	(250)
Write-down of equity investment	4,268	—	4,268	—

Net loss before income tax expense	$(10,542)	$(6,548)	$(18,238)	$(17,877)

(1)  Includes an allocation of amortization and depreciation of $3,411 and $3,413 for the three months ended September 30, 2003 and 2002, respectively, and $10,283 and $8,935 for the nine months ended September 30, 2003 and 2002, respectively.

(2)  Includes an allocation of amortization and depreciation of $395 and $780 for the three and nine months ended September 30, 2003, respectively.

     For no periods reported herein did a single customer account for 10% or more of the Company’s revenue. The following is a breakdown of the Company’s total revenue by geographic region:

	North America	Pacific Rim	Europe

For the three months ended:
September 30, 2003	48%	33%	19%
September 30, 2002	44%	35%	21%
For the nine months ended:
September 30, 2003	47%	34%	19%
September 30, 2002	47%	32%	21%

     Note 5 — Long-Term Investments

     During the quarter ended September 30, 2003, the Company recorded a $4,268 write-down of its investment in Neuralstem, a privately held unconsolidated investee, due to a decline in Neuralstem’s estimated market value that was deemed to be other than temporary. This write-down represented the remaining book value of this investment.

10.

     Note 6 — Subsequent Event

Operating Leases

     The Company conducts all of its operations from leased facilities in Gaithersburg, Maryland and Berkeley, California, under operating leases with varying terms expiring through 2013. These leases obligate the Company to pay building operating costs and also contain renewal provisions which may extend their term.

     In October 2003, the Company entered into an amended lease agreement pertaining to one of it’s office leases. Under the amended lease agreement, the Company extended the term of its existing office space and added additional office space, both with terms expiring through 2013. Rent for the additional office space will commence in January 2004.

     Future minimum lease payments under all lease agreements for the three months and years ending December 31 are as follows:

For the three months ending December 31, 2003	$1,128
2004	4,782
2005	4,888
2006	5,022
2007	4,923
2008 and thereafter	12,714

$33,457

11.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Certain statements contained in this Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. Such statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “goals,” “hopes,” “strategies,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These statements are based on management’s current expectations and involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. The Company assumes no obligation to update any forward-looking statements herein, which speak only as of the date of this Form 10-Q. These risks and uncertainties are those set forth in Item 5. “Other Information — Risks Related To Our Business” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and other risks that we disclose from time to time in our Annual Report on Form 10-K or other filings with the Securities and Exchange Commission.

     Unless the context requires otherwise, references in this Quarterly Report to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. GeneExpress® and ToxExpress® are registered trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

OVERVIEW

     We are a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide, as well as U.S. Government entities. On April 1, 2003, we completed our acquisition by merger of TherImmune Research Corporation (“TherImmune”), a privately held contract study services company. The purpose of the acquisition was to 1) create a more sizeable drug discovery and development services entity with expanded service capabilities; 2) realize potential synergies from the combination of our information services business and their contract study services business; and 3) enhance our revenue growth and accelerate our time to profitability. Total consideration paid for the acquisition, after adjustment, was $51.1 million, including transaction costs of $1.3 million. Of the consideration paid to securityholders, we paid $30.4 million in cash and issued 3,927,214 shares of Common Stock, with a value of $19.4 million based on the average market price of our Common Stock surrounding the measurement date. Approximately 5% of the total consideration is being held in escrow at least through October 1, 2004 to satisfy potential indemnification obligations of the TherImmune securityholders. The transaction has been accounted for under the purchase method of accounting.

     Our services are designed to assist in improving the predictive value of research activities and product success rates. We manage our business as two segments: information services and contract study services. Our information services business is based on our gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. These services primarily consist of subscriptions to the GeneExpress System, which historically have constituted greater than 90% of our information services segment’s revenue. We have also licensed other products, which historically have constituted less than 10% of our total revenue. Our contract study services business consists of services related to drug development, including preclinical safety and pharmacology studies as well as analytical laboratory and Phase I clinical trial services.

     Our future profitability will depend on: 1) the continued successful development of our information services business through the establishment of subscription agreements with new GeneExpress System customers, and, with respect to existing GeneExpress System customers, the renewal of current subscription agreements and agreements for additional information services; and 2) the continued successful development of our contract study services business. While historically our primary source of revenue to date had been from our information services based on the GeneExpress System, we expect going forward that our primary sources of revenue will be from a combination of our information services and contract study services. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period or predictive of any long term trend.

     We have incurred operating losses in each year since our inception, including losses of $24.1 million in 2002, $33.2 million in 2001 and $24.0 million in 2000. At September 30, 2003, we had an accumulated deficit of $179.3 million. Our losses have resulted principally from costs incurred in the development of our GeneExpress System and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue; we expect to incur additional operating losses in the future.

QUARTERLY RESULTS

     Our quarterly operating results are subject to variation, and are expected to continue to be subject to variation, as a result of factors such as 1) the offering of new or improved services; 2) timing of additional customers and service renewals for existing customers; 3) revenue increases as a result of acquisitions; 4) delays in initiation and/or nonrenewal of subscription agreements to the GeneExpress System by major customers; and 5) delays in initiation, reduction in size and/or termination of contract study services by our major customers. Such factors will continue to be unpredictable, based primarily on the dynamics of the drug discovery and development industry.

12.

RESULTS OF OPERATIONS

     Consolidated results of operations below reflect the inclusion of TherImmune since the acquisition date, April 1, 2003, and do not include any pro forma information except where noted.

Three Months Ended September 30, 2003 and 2002

     Total Revenue. Total revenue increased $3.5 million or 25% to $17.7 million for the three months ended September 30, 2003 from $14.2 million for the same period in 2002. During the three months ended September 30, 2003, no customer accounted for 10% or greater of our revenue. During the three months ended September 30, 2003 and 2002, 33% and 35% of our revenue, respectively, was from customers in the Pacific Rim.

     Information Services Revenue. Revenue from our information services business (consisting primarily of fees from subscription agreements to gene expression-based information solutions derived from the GeneExpress System) for the three months ended September 30, 2003 was $12.3 million, a decrease of $1.9 million or 14% from $14.2 million for the same period in 2002. The decrease in revenue consisted primarily of reduced revenue of $3.5 million in subscription fees resulting from the conclusion or reduction in scope of agreements with customers, partially offset by increased revenue of $1.1 million in subscription fees from new customers and expanded agreements with existing customers and $0.5 million reflecting a full period of revenue from existing customers for the current period as compared to the same period in 2002. Due to current economic uncertainty, we continue to experience delays in purchasing decisions among a number of our existing and potential customers which we expect to slow our rate of revenue growth for the foreseeable future. For the remainder of 2003, we expect lower revenue from our information services business, as compared to the same period in 2002.

     Contract Study Services Revenue. Revenue from our contract study services business for the three months ended September 30, 2003 was $5.5 million as a result of the acquisition of TherImmune on April 1, 2003. Such revenue consisted primarily of fees from services related to drug development, including preclinical safety and pharmacology studies, as well as analytical laboratory and Phase I clinical trial services. We expect contract study services revenue for 2003 to be lower than that for 2002.

     Cost of Contract Study Services Revenue. Cost of contract study services revenue was $4.7 million for the three months ended September 30, 2003. Such costs consist primarily of direct costs and indirect allocations related to conducting contract study services. Gross margin for our contract study services business in the third quarter of 2003 was negatively impacted by lower revenue in the third quarter of 2003 resulting in a decrease to 13% as compared to 20% in the second quarter of 2003. We expect our gross margin for the fourth quarter of 2003 to be comparable to that of the third quarter of 2003.

     Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to support the content of the GeneExpress System, decreased to $12.4 million for the three months ended September 30, 2003 from $16.6 million for the same period in 2002. The decrease consisted primarily of a reduction of expenses of $2.6 million for database content generation resulting from more focused content development of our GeneExpress System and a reduction of $0.6 million and $0.3 million for customer hardware deployment and patent abandonment costs, respectively, in 2003 as compared to 2002. For the remainder of 2003, database production expenses are expected to be lower than the comparable period in 2002 due to our continued effort to focus content development in areas of most interest to our customers.

     Research and Development Expense. Research and development expenses decreased to $0.5 million during the three months ended September 30, 2003 from $0.6 million for the same period in 2002. Such expenses include the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as research on additional technology platforms.

     Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $5.7 million during the three months ended September 30, 2003 from $4.3 million for the same period in 2002. Excluding the $1.7 million in selling, general and administrative expenses as a result of the TherImmune acquisition, the resulting decrease in 2003 was due primarily to continued cost savings efforts, including a reduction in marketing expenses of $0.4 million. For the remainder of 2003, selling, general and administrative expenses are expected to increase from 2002 as a result of the acquisition of TherImmune.

     During the fourth quarter of 2003, we announced the elimination of approximately 50 positions in connection with the rebalancing of our workforce to meet our strategic initiatives. We expect to hire a comparable number of employees over the coming quarters, primarily in contract study services, marketing and sales. As a result of this initiative, we expect to record in the fourth quarter of 2003 additional selling, general and administrative expenses of approximately $0.5 million due to severance-related costs.

     Net Interest Income. Net interest income decreased to $0.3 million during the three months ended September 30, 2003 from $0.8 million for the same period in 2002, due to a decline in the rates of return in and our balance of cash, cash equivalents and marketable securities available-for-sale as a result of cash used for the TherImmune acquisition, completed on April 1, 2003.

13.

     Write-down of Equity Investment. During the three months ended September 30, 2003, we recorded a $4.3 million write-down of our investment in Neuralstem due to a decline in Neuralstem’s estimated market value that was deemed to be other than temporary. This write-down represented the remaining book value of this investment.

     Income Tax. Income tax expense increased to $0.6 million for the three months ended September 30, 2003 from $0.4 million for the same period in 2002, due to Japanese government tax on certain payments by our Japanese customers. We expect income tax expense to increase in 2003, compared to 2002, as we recognize a full year of activity from such customers in 2003.

Nine Months Ended September 30, 2003 and 2002

     Total Revenue. Total revenue increased $9.8 million or 24% to $49.9 million for the nine months ended September 30, 2003 from $40.1 million for the same period in 2002. During the nine months ended September 30, 2003, no customer accounted for 10% or greater of our revenue. During the nine months ended September 30, 2003 and 2002, 34% and 32% of our revenue, respectively, was from customers in the Pacific Rim.

     Information Services Revenue. Revenue from our information services business for the nine months ended September 30, 2003 was $38.1 million compared to $40.1 million for the same period in 2002. The decrease in revenue consisted primarily of reduced revenue of $8.6 million in subscription fees resulting from the conclusion or reduction in scope of agreements with customers and $1.6 million resulting from certain service deliverables in 2002 which did not continue in 2003. These decreases were partially offset by increased revenue of $4.6 million in subscription fees from new customers and expanded agreements and additional fees with existing customers and $3.4 million reflecting a full period of revenue from existing customers for the current period as compared to the same period in 2002.

     Contract Study Services Revenue. Revenue from our contract study services business for the nine months ended September 30, 2003 was $11.8 million as a result of the acquisition of TherImmune on April 1, 2003.

     Cost of Contract Study Services Revenue. Cost of contract study services revenue was $9.8 million for the nine months ended September 30, 2003. Gross margin for our contract study services business during this period was 17%.

     Database Production Expense. Database production expenses decreased to $38.1 million for the nine months ended September 30, 2003 from $43.6 million for the same period in 2002, reflecting a reduction in expenses of $6.0 million for database content generation resulting from more focused content development of our GeneExpress System and a reduction of $0.8 million and $0.5 million for customer hardware deployment and patent abandonment costs, respectively, in 2003 as compared to 2002. These decreases were partially offset by an increase in employee costs and depreciation and amortization expenses of $1.4 million each.

     Research and Development Expense. Research and development expenses decreased to $1.6 million during the nine months ended September 30, 2003 from $2.1 million for the same period in 2002, due primarily to reductions in employee costs of $0.2 million and laboratory supplies and agreements with third parties of $0.1 million each.

     Selling, General and Administrative Expense. Selling, general and administrative expenses increased to $16.0 million during the nine months ended September 30, 2003 from $15.0 million for the same period in 2002. Excluding the $3.1 million in selling, general and administrative expenses as a result of the TherImmune acquisition, the resulting decrease in 2003 was due primarily to cost saving efforts, including a reduction in travel and marketing expenses of $1.1 million. Also in 2002, we incurred severance expenses of $0.3 million which did not recur in 2003.

     Net Interest Income. Net interest income decreased to $1.6 million during the nine months ended September 30, 2003 from $2.4 million for the same period in 2002, due to a decline in the rates of return in and our balance of cash, cash equivalents and marketable securities available-for-sale as a result of our TherImmune acquisition.

     Write-down of Equity Investment. During the three months ended September 30, 2003, we recorded a $4.3 million write-down of our investment in Neuralstem due to a decline in Neuralstem’s estimated market value that was deemed to be other than temporary. This write-down represented the remaining book value of this investment.

     Income Tax. Income tax expense increased to $1.6 million for the nine months ended September 30, 2003 from $1.0 million for the same period in 2002, due to Japanese government tax on certain payments by our Japanese customers as we recognized a full period of activity from such customers in 2003.

14.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 2003, we have financed our operations and acquisitions through the sale of equity securities and payments from customers. As of September 30, 2003, we had approximately $114.2 million in cash, cash equivalents and marketable securities available-for-sale, compared to $167.1 million as of December 31, 2002.

     Net cash used in operating activities was $10.0 million for the nine months ended September 30, 2003 and $17.4 million during the same period in 2002, due primarily to the continued funding of our operating losses.

     During the nine months ended September 30, 2003 and 2002, our investing activities consisted primarily of purchases, sales and maturities of marketable securities available-for-sale, the acquisition of TherImmune, capital expenditures and software development and database upgrade costs. Capital expenditures for the nine months ended September 30, 2003 and 2002 amounted to $1.1 million and $1.7 million, respectively. The decrease in expenditures related to the purchases of laboratory and computer equipment in 2002 needed to expand the content of the GeneExpress System. We expect capital expenditures for the remainder of 2003 to continue at a similar rate as compared to the same period in 2002. However, we expect to have additional expenditures of approximately $2.2 million in connection with the build-out and furnishing of our expanded facilities in 2003.

     We have capitalized software development costs of $5.3 million and $5.4 million for the nine months ended September 30, 2003 and 2002, respectively, related to ongoing efforts to enhance the software platform of our GeneExpress System. During the nine months ended September 30, 2002, we capitalized $3.9 million of costs related to the upgrade of the human content in the GeneExpress System, as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Additional software development and database upgrade costs are expected to continue as a result of ongoing efforts to further enhance the software platform and certain content of our GeneExpress System.

     In connection with the acquisition of TherImmune, we paid $30.4 million in cash to stock and option holders of TherImmune, paid $1.2 million in transaction costs related to the acquisition and acquired $1.2 million in cash from TherImmune.

     Our financing activities, other than the repayment of loans and capital leases, primarily consisted of cash provided from the exercise of stock options and participation in our employee stock purchase plan. In connection with the TherImmune acquisition, we repaid $6.0 million in debt of TherImmune.

     To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software and related reagents. Our current supply and license agreement with Affymetrix expires in December 2005, or earlier in the event of breach by either party following notice and opportunity to cure. After December 2005, we would continue to have the right to use up our supply of previously purchased microarrays. Under the terms of the agreement, we pay Affymetrix subscription fees for access to the microarrays and for the purchase of the microarrays and related instrumentation and software. We also must pay royalties, anticipated to begin in 2004, upon meeting certain GeneExpress System subscription revenue thresholds. In 2002, we incurred payment obligations to Affymetrix in the aggregate amount of approximately $18.8 million. In future years, our annual payment obligation will be at least $4.0 million in accordance with the terms of the agreement.

     Future minimum capital lease payments, long-term debt payments, payment obligations under our Affymetrix agreement and operating lease payments are listed below:

	Total	Within 3 Months	2004 & 2005	2006 & 2007	Beyond 2007

Capital lease obligations	$493	$29	$260	$204	$—
Long-term debt	721	11	86	546	78
Payment obligations	9,000	1,000	8,000	—	—
Operating leases	33,457	1,128	9,670	9,945	12,714

Total	$43,671	$2,168	$18,016	$10,695	$12,792

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed in Item 5. “Other Information – Risks Related To Our Business” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

15.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

Revenue Recognition

     Information Services Revenue. Information services revenue consists primarily of subscription fees earned under subscription agreements for all or parts of the Company’s gene expression reference database, the GeneExpress System. Information derived from the GeneExpress System is used for research related to drug discovery and optimization by pharmaceutical and biotechnology companies. Each of the subscription agreements with our GeneExpress System customers is for a specific term, typically, over a multi-year period. In general, our revenue recognition for information services agreements is consistent with our performance under such agreements and revenue is recognized over the period during which the customer has access. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Revenue, based on subscription fees received under such agreements, is recorded ratably over the term of the related GeneExpress System subscription agreement. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. In the absence of early termination, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement.

     Contract Study Services Revenue. Contract study services revenue is derived from cost-plus and fixed-fee contracts with pharmaceutical and biotechnology companies, as well as U.S. Government entities. Revenue is recognized on cost-plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Revenue is recognized on fixed-fee contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed-fee contracts. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is recognized in accordance with SAB 101. SAB 101 requires four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

Goodwill and Intangible Assets Impairment

     We have recently recorded goodwill of $43.0 million and an intangible asset, customer relationships, of $2.5 million as a result of the acquisition of TherImmune. Prior to the acquisition, we had recorded goodwill and other intangible assets including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of their estimated useful lives and whether or not any of these assets are impaired involves significant judgment including the following:

•	Our licenses and internally developed intellectual property may not provide valid and economical competitive advantage;
•	Our services may become obsolete before we recover the costs incurred in connection with their development;
•	Our use of such assets; and
•	The fair value of each business segment relative to its book value.

16.

     Goodwill and other intangible assets are reviewed for impairment on an ongoing basis under the established accounting guidelines. Changes in business condition could potentially cause adjustments to asset valuations, possibly necessitating an impairment charge in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables” (“Issue No. 00-21”), addresses circumstances involving the delivery or performance of multiple products, services, and/or rights to use assets, and for which performance may occur at different points in time or over different periods of time. The issue also addresses whether the different revenue-generating activities, or deliverables, are sufficiently separable, and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables. The issue applies to all contractual arrangements under which a vendor will perform multiple revenue-generating activities. Issue No. 00-21 is effective for all revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. We adopted this guidance prospectively for all revenue arrangements entered into after January 1, 2003, and the impact of adoption was not material to our results of operations.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during the quarter ending December 31, 2003. The initial adoption of Interpretation No. 46 for arrangements entered into or modified after January 31, 2003 did not have any impact on our financial position or results of operations. We are still evaluating the impact of Interpretation No. 46 for all arrangements entered into prior to February 1, 2003; however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement No. 150 on July 1, 2003, with no effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2003, we had cash and cash equivalents of $71.0 million and marketable securities available-for-sale of $43.1 million. We invest our excess cash primarily in money market funds, obligations of the U. S. Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at September 30, 2003, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the three and nine months ended September 30, 2003 of approximately $0.3 million and $0.9 million, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Item 4. Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003.

17.

PART II                      OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 2. Change in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits:

	10.82	Employment Agreement, dated as of July 2, 2003, between Registrant and Robert Proulx.

	31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)	Reports on Form 8-K:

During the three months ended September 30, 2003, the Company filed the following reports:

The Current Report on Form 8-K, filed on July 29, 2003, with respect to the Company’s financial results for the three months ended June 30, 2003.

The Current Report on Form 8-K, filed on July 31, 2003, with respect to financial statements and pro forma financial information as of March 31, 2003 related to the Company’s acquisition of TherImmune Research Corporation.

The Current Report on Form 8-K, filed on September 24, 2003, with respect to the Company’s updated outlook for revenue in 2003.

18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC

Date: November 13, 2003	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

19.