Form 10-K
period 2003-12-31
GENE LOGIC INC
filed 2004-03-15
CIK 1043914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

COMMON STOCK, $.01 PAR VALUE
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2003 was approximately $138,761,000, based on the closing price on that date of Common Stock on the Nasdaq National Stock Market.*

      The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,362,318 as of February 29, 2004.

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

PART I

Item 1.     Business

     General

      This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K under the section entitled “Risks Related to Our Business and Industry”. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

      Unless the context otherwise requires, references in this Form 10-K to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. GeneExpress® and ToxExpress® are registered trademarks of Gene Logic. BioExpressTM, ASCENTATM and GenesisTM Enterprise System are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

      Included at the end of Item I: “Business” is a glossary of technical terms.

Corporate History

      Gene Logic Inc. was incorporated in September 1994 as a Delaware corporation and commenced operations in 1996. In 1997, we completed our initial public offering. Our stock is traded on The Nasdaq Stock Market under the symbol “GLGC”. In 1998, we purchased Oncormed, Inc. In 2001, we created a company named MetriGenix, Inc. to hold certain technologies related to gene chip design. In late 2003, MetriGenix’s assets were acquired by a privately held company in which we retain an ownership interest. In 2003, we purchased TherImmune Research Corporation.

      We are headquartered in Gaithersburg, Maryland. Our principal executive offices are located at 610 Professional Drive, Gaithersburg, MD 20879, and the telephone number is (301) 987-1700. Our Internet site is www.genelogic.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K.

Overview

      We provide services to organizations involved in the drug discovery and development business. Our services consist of information services (gene expression-based databases, toxicogenomics databases and technologies to access, use and analyze the information in such databases) and contract study services (primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services) for drug discovery and development. Our customers include pharmaceutical and biotechnology companies worldwide, as well as U.S. Government agencies. In 2003, our revenue was $69.5 million.

      On April 1, 2003, we completed our acquisition of TherImmune Research Corporation (“TherImmune”), a privately held contract study services company, now renamed Gene Logic Laboratories Inc. (“Gene Logic Labs”). The purpose of the acquisition was to expand our drug discovery and development services, enhance our revenue growth and accelerate our time to profitability. We paid $51.1 million for the acquisition, including transaction costs of $1.3 million. Of the total purchase price, $30.4 million was paid in cash and the balance in 3,927,214 shares of Common Stock. Approximately 5% of the total consideration is being held in escrow at least through October 1, 2004 to satisfy potential indemnification obligations of the former TherImmune securityholders. The transaction has been accounted for under the purchase method of accounting.

      Drug development companies are under increasing pressure today to accelerate the time-line for drug development and improve the efficiency of the drug development process. To assist them in the drug discovery and development process, drug development companies regularly seek outside services in specialized areas such as target discovery, target validation, compound prioritization, preclinical safety and pharmacology studies and clinical trials. We believe that the demand for these services will continue to grow in the future due to various factors, including pressures to: contain costs, meet needs exceeding internal capacity, speed the process of evaluating and developing new drug targets and lead compounds, adjust to and overcome stringent government regulation, and take advantage of leading technologies, expertise and capabilities.

      Gene Logic is uniquely positioned to help meet this growing need by providing several services from one source. We believe our expertise in genomics, including our extensive gene expression analysis capabilities, combined with our preclinical testing abilities, uniquely position us to provide our customers additional insights into drug safety evaluation. Our broad services allow customers not only to discover drug targets and confirm potential toxicity in animal models but to predict such effects in advance and to explain the actual mechanism of action of toxicity demonstrated by the candidate drug. This combination of services allows our customers to save time, effort and cost in their drug development process by eliminating, earlier in the process, those drugs with least likelihood of success.

      With our unique combination of services, significant scientific and professional expertise and strong cash position, we plan to continue to grow our share of the research and development outsourcing market.

Business Segments

      The services we provide are organized into two business segments: 1) information services, which include genomic-based databases and bioinformatics tools for early stage drug discovery research and later stage development and testing; and 2) contract study services, which include primarily preclinical safety and pharmacology study services and related laboratory services and, to a lesser extent, Phase I clinical trial services. Of our 2003 revenue, revenue from information services and revenue from contract study services accounted for 75% and 25%, respectively. We expect the relative share of revenue from our contract study services business to grow in 2004.

Information Services

      The foundation of our information services business is the GeneExpress System, which is based on the use of genomic processes and technologies (including microarrays) to obtain gene expression data from over 27,000 human and animal tissues and cells. We then compile the data into databases using sophisticated bioinformatics and data management techniques. We have two genomic-based databases: BioExpress System and ToxExpress System. Researchers use our information services to investigate human diseases and other human health conditions and to determine potential toxicity of drug candidates (i.e. is the drug safe to use or will it have toxic or other adverse effects) through understanding gene expression patterns, genetic abnormalities, disease pathways, disease mechanisms of action and mechanisms of toxicity.

      Our databases are based on information about the human genome. A genome is the complete set of genetic material of a human, animal, plant or other living thing. Genomics is the investigation of the way the genetic make-up of humans, other animals and plants are translated into biological functions; in other words, it is the study of genes and their DNA and the functional role they play. Genomics includes genome mapping, gene sequencing and the study of how genes function (referred to as gene expression because genes produce (express) proteins). Gene expression analysis can tell researchers which genes are “turned on” or “turned off” in a particular cell or tissue sample under specific conditions. Expressed genes determine which cell proteins are produced and to what extent. Specific expression patterns determine cell type, as well as physiological conditions within the cell, including disease. Understanding changes in gene expression provides researchers evidence of which genes and proteins play a role in a specific disease or physiological state. This new understanding of the human genome is the foundation of our information services business. When genes are subjected to drug compounds or other chemicals, this may affect gene expression, causing effects which may be beneficial or may be adverse, including toxicity. Thus, our databases can also help to understand when drugs may be toxic or otherwise unsafe.

      Our information services, based on the GeneExpress System, enable detailed examination of the interrelationships between the human genome, mechanisms of disease and toxicity and complex clinical data, and can be widely applied in drug development research. In basic research, they can enable the discovery and prioritization of gene targets. Once drug candidates have been identified, they can enable the prioritization of compounds based on their potential for human toxicity. In clinical development, they have the potential to stratify patient populations to identify those patients that might be best suited for, and most responsive to, particular drugs and therapies.

      We expect to continue to increase the content of the GeneExpress System, focusing on tissues and cells of particular interest to our customers. We also plan to continue to upgrade and develop our proprietary software tools to facilitate the use and analysis of the information in our databases and integration of third-party software and content.

     BioExpress System

      The BioExpress System is a database of gene expression data derived from a broad survey of normal and diseased human and animal tissues and a limited number of studies of pharmaceutically relevant disease models. Our BioExpress System presently covers more than 400 clinical indications. The primary areas of focus include extensive diseased tissue samples representing different stages of oncology, cardiovascular, central nervous system and inflammatory diseases, developmental biology and samples of normal (non-diseased) tissue as well as associated clinical data on the samples from which the gene expression data is derived. The BioExpress System provides researchers with gene expression information to study normal physiology, explore the mechanisms of disease, identify disease-associated pathways and select and prioritize potential drug targets. Customers generally use the BioExpress System in basic discovery research to identify and prioritize novel disease-associated gene targets or to confirm targets found through other means.

      The BioExpress System can be divided into disease-specific subsets, collectively known as BioExpress Suites. These disease subsets consist of comprehensive gene expression, genetic and clinical information from a set of normal and diseased tissue samples focused on a particular type of disease system or condition, including oncology, cardiovascular, central nervous system, inflammation, normal human biology and women’s health.

      Additional BioExpress services utilize the proprietary gene expression data of the BioExpress System and our capabilities in sample handling, preparation and curation, microarray analysis and software and database development. These services include BioExpress Reports, which provide customers with an analysis of the activity of one or more specific genes in diseased and normal states, and Sample Processing Services, in which we provide gene expression data from samples provided by customers.

      In 2003, we launched the ASCENTA System, a separate, web-accessible research tool containing selected, curated gene expression data and associated clinical information from over 8,000 human, rat and mouse tissues contained in the BioExpress System. The ASCENTA System was designed for broader use in a more intuitive format. The data is organized into sample sets related to relevant therapeutic areas, including inflammation, oncology, central nervous system disorders, cardiovascular disease and metabolic disease. The ASCENTA System facilitates use by a broader group of scientists who may not have the resources or experience to effectively use the full BioExpress System, but who can effectively use the organized summary data present in the ASCENTA System. As a result, it enables customers to give researchers, on a company-wide basis, access to important summary target discovery information.

     ToxExpress System

      The ToxExpress System is a database consisting of gene expression profiles of rat tissues and cells treated with drugs and other compounds associated with known types of toxicity. From this gene expression data, we have developed models to predict acute and chronic human toxicity. The ToxExpress System consists of data derived from treatments with benchmark compounds or drugs with well-known toxicity profiles. These treatments, which result in gene expression data or “toxicity profiles”, include time-course, dose and classical toxicology study information. These profiles are stored in a database and supplemented with data derived from studies on primary human liver tissues and cells and other animal model tissues. These data enable mechanism of action studies of such compounds and form the basis of the predictive models of the ToxExpress System.

      Customers use our ToxExpress System as a primary tool to assess potential single- or multi-organ toxicity of proprietary drug candidates using gene expression information. Although liver tissue has been the primary focus of the ToxExpress System, additional toxicology studies have been performed and, in some cases, predictive models are under development, based on other organ systems, primarily kidney and heart and, to a lesser extent, bone marrow and blood.

      The ToxExpress System can be divided into cell type-specific subsets collectively known as ToxSuites. ToxSuites consist of comprehensive gene expression and clinical information focused on a specific area of interest or toxic end-point, such as in vivo liver. Such cell type-specific studies allow researchers to screen compound classes suspected of causing a particular type of toxicity.

      We also offer researchers a broad range of toxicogenomics-related services that provide additional tools based on the predictive models of the ToxExpress System and our capabilities using in-life studies, microarray analysis and software and database development. These services include ToxScreen Reports, which provide predictive results based on proprietary validated cell type-specific predictive models for accessing toxicity of lead compounds, Molecular Mechanism of Toxicity (MOT) Services, which consist of in-depth analyses of gene expression changes to explain toxic events in specific compounds, and Custom ToxExpress Services, which consist of applying the technologies of the ToxExpress System to customer-specific, compound-related questions and database needs related to resolving toxicity-based issues.

Contract Study Services

      Our contract study services consist primarily of preclinical testing and related laboratory services to evaluate drug candidates and other compounds as part of the drug development process, as well as limited Phase I clinical studies. After drug candidates are identified, they must be tested in laboratory animals to determine if they are likely to be safe and beneficial for human use and to identify any potential adverse effects. Information gained from preclinical studies in laboratory animals is used by our customers to help them determine which drug candidates have the greatest potential for success and to eliminate candidates which are unsafe or ineffective. Information from such studies may be submitted to appropriate regulatory agencies to gain approval for performing clinical testing of a particular drug in humans. Once approval for human testing is obtained, drugs are tested in humans in several phases. Phase I studies are designed to test only for safety in a small number of humans. Later phases of clinical testing involve testing in larger groups and testing for efficacy as well as safety.

      The goal for companies developing new drugs is to meet all necessary regulatory testing requirements to bring a drug candidate to market as quickly and cost-effectively as possible. A major part of the cost of drug development is the time and effort spent on drug candidates that ultimately fail due to toxicity or other problems. The early elimination of unsuccessful drug candidates can substantially reduce the cost of drug development. Many pharmaceutical and biotechnology companies and other organizations, including U.S. Government research facilities, choose to outsource preclinical testing and analysis work. We offer a broad scope of drug development study services, primarily ranging from general toxicology and pharmacology testing to more specialized studies. We also offer related laboratory services consisting of analytical, immunological and pathology related services, primarily in support of the preclinical studies. Laboratory services may also be used by clients to support studies from other laboratories or as stand-alone services, providing data on candidate drugs and compounds prior to preclinical testing.

      Contract study services are performed at our facilities in Gaithersburg Maryland. Our staff scientists assist clients with development of testing protocols that meet regulatory requirements prior to performing any testing and our laboratory employees, through specific procedures, conduct the preclinical testing studies and provide periodic feedback and reports to customers, including evaluation and interpretation of results at the end of each study.

Customers

      Nearly all of our customers for information services are top-50 pharmaceutical companies (as measured by annual revenue). Customers for our contract study services are more diverse and include pharmaceutical companies, biotechnology companies and U.S. Government agencies. During 2003, no single customer accounted for ten percent (10%) or more of our revenue.

      Total revenue by geographic region for each of the last three fiscal years was as follows:

For the year ended	North America	Pacific Rim	Europe

December 31, 2003	48%	34%	18%
December 31, 2002	46%	34%	20%
December 31, 2001	63%	22%	15%

Suppliers

      For our gene expression data generation operations we have entered into collaboration agreements from time to time with hospitals, medical schools, research institutions, individual physicians and, in a few cases, commercial providers that provide us particular types of tissue and blood samples and cell lines and associated clinical data. In return, in the case of non-commercial providers, we may provide access to software, access to the gene expression data we obtain from that party’s samples for use in its research, financial support for such collaborator’s research and other consideration. The non-commercial collaboration agreements typically have a term of two to three years; thereafter, many renew automatically on an annual basis unless either party elects not to renew. In many agreements, we have the right to terminate during the term after specified notice, and payment of periodic amounts accrued to the date of termination. In others, termination is only allowed in the event of a breach by either party and failure to cure. Generally, such agreements include an initial payment and then equal periodic payments during the agreement term. We believe that none of these collaboration agreements is material to our operations because any one can be replaced on comparable terms with another provider.

      In 2003, the annual amounts payable pursuant to each non-commercial collaboration agreement generally ranged from less than $25,000 to $300,000, depending generally on the amount and types of tissues requested, the difficulty of obtaining such tissues, the nature of the research being conducted and other services provided by either party. The collaboration costs of such tissues are included in our database production expenses; in 2003, these costs in the aggregate comprised approximately 7% of our total operating expenses.

      To generate our gene expression data, we use Affymetrix, Inc. (“Affymetrix”) microarrays, instrumentation and software. Our current supply and license agreement with Affymetrix expires in December 2005, but may be terminated earlier in the event of a breach of the agreement by either party. After December 2005, we would continue to have the right to use up our supply of previously purchased microarrays, subject to the license terms. After expiration or termination, certain restrictions currently applicable to our use of data generated by these microarrays would continue to apply and we would continue to be obligated to grant back to Affymetrix rights related to certain inventions resulting from the use of the Affymetrix microarrays. Under the terms of the agreement, we pay Affymetrix annual subscription fees of $4.0 million for access to their microarrays and a license to use their technology. We purchase microarrays and related instrumentation and software and will pay royalties, anticipated largely to begin in 2005, upon meeting certain revenue thresholds from subscriptions to our GeneExpress System.

      We also have purchased reagents from Affymetrix, including a reagent made by Enzo BioChem (“Enzo”). In late 2003, Enzo terminated its distribution agreement with Affymetrix and filed suit against Affymetrix alleging in part that Affymetrix had agreements with Gene Logic and other named customers to supply the reagent for use in potential violation of their rights. Subsequently, Affymetrix denied Enzo’s claims and also introduced a new alternative reagent. In future periods, we will have to determine which reagent to use and arrange for supply of that product.

      For our contract study services, we purchase the animals used from a number of different suppliers. We do not have long-term contracts with any of these suppliers. However, we believe that we will continue to be able to purchase animals from our current suppliers or others to meet the needs of our contract study operations.

Biorepository

      Our information services are based on gene expression data derived from analysis of tissue and blood samples and cell lines acquired through our Biorepository. The Biorepository is a collection of diseased and normal human tissue, diseased and normal tissue from animal models and primary cells and cell cultures. These samples, together with relevant pathological and clinical data, are collected from clinical centers, teaching hospitals, academic medical centers and, in limited instances, commercial providers. The samples represent more than 350 separate clinical disease indications with focused collection programs in critical areas of greatest market interest, including oncology, cardiovascular, central nervous system, inflammatory and metabolic diseases. Human tissue acquisition is designed to ensure patient confidentiality while at the same time permitting disclosure of relevant clinical data. We work with each institution to establish Institutional Review Board-approved protocols, including patient informed consents, to ensure proper acquisition of the tissues and relevant clinical information, without disclosure of the name or other information identifying the donors, in compliance with regulations promulgated under HIPAA (“Health Insurance Portability and Accountability Act of 1996”) and other privacy-related regulations. Tissues are obtained according to specific handling protocols that preserve their quality. The samples are shipped to our laboratories and, together with pathology reports and slides and detailed clinical data abstracted from patient records, are reviewed by our clinical data coordinators and pathologists. The Biorepository sample collection process is managed by a group of senior scientific directors who work closely with our pharmaceutical and biotechnology customers to create a prioritized plan for acquiring normal and diseased tissue samples that are aligned with their research interests.

Contractual Arrangements

      Nearly all of the revenue from our information services is derived from subscription agreements. Typically, our customers enter into multi-year agreements to obtain non-exclusive access to all or parts of our information services based on the GeneExpress System. These agreements may be for the full database or tailored to a customer’s needs by providing specific content, consisting of clinical and gene expression data from samples representing specific normal and diseased states, and content updates that are most relevant to their drug development strategy. Certain customers also have an option, for additional consideration, upon expiration of their subscription, to elect to retain and use certain information, but without any right to further updates or services. Pricing for our information services subscriptions is generally dependent upon a broad set of issues, including the service being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis, data management or software development services. Contracts for our information services may be terminated by either party if the other party breaches the agreement or in the event of a bankruptcy of either party. In addition, certain subscription agreements for our information services include a right of early termination (which, in some instances, is subject to conditions) by a customer, without penalty, on a specified date prior to the normal expiration of the term.

      The revenue from our contract study services is predominantly derived from fixed price contracts. The balance of our contract study services revenue is derived from cost plus contracts, most of which are with U.S. Government entities. Under fixed price contracts, we bear the cost of overruns but we benefit if the costs are lower than anticipated. Cost plus contracts contain a budget for the study based on labor and other cost estimates and we are reimbursed for our costs within specified limits, subject to periodic audit, and receive a fixed fee. If our costs are lower than anticipated, the entity keeps the savings. If our costs are higher than estimated, we are required to work only up to the maximum contract value. If our costs are reduced upon audit by the U.S. Government, we may have to reimburse amounts paid to us.

      Contracts may range in duration from a few weeks to several years. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of milestones over the study’s duration. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Most of our contract study services contracts may be terminated by the customer at any time, subject to payment to us of any direct costs plus applicable indirect costs incurred prior to termination, plus direct and indirect costs incurred to terminate a study and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

Research & Development

      Our research and development staff focuses on improving the productivity of our operations, primarily related to our information services. Our approach to developing new or improved information services is to extend our base technologies into new applications and to license or acquire technologies to serve as platforms for the development of new information sets that benefit our existing customer base. We continue to research methods to improve the production of our gene expression data using microarray technology and decreasing the size requirements for tissue samples. We will continue to review other technology platforms and monitor related industry trends. Research and development expenses for the years ended 2003, 2002 and 2001 were $2.1 million, $2.4 million and $3.6 million, respectively.

Sales, Marketing and Customer Support

      We sell our information services and contract study services principally through our direct sales force to customers in North America, Western Europe, and portions of Asia. In 2004, for the first time, we plan to build organizations to service the markets in Europe and Japan and staff them with employees who reside in each of those markets.

      We have contracts directly with our customers in Japan. We also have an exclusive product sales and support agreement in Japan with Amersham Biosciences K.K. (“Amersham”). Amersham acts as an authorized distributor in Japan, assisting us in making sales, providing support and collecting payments from customers. The Amersham agreement is due to expire in July 2004, subject to transitional arrangements through mid-2005, which are currently being negotiated. Amersham collects payments from sales in Japan, retains a percentage for its services and remits the balance to us, less the Japanese government withholding tax. The agreement may be terminated by either party for breach. Mutual obligations of confidentiality and indemnification and certain Amersham obligations to assist us in obtaining and protecting our intellectual property rights in Japan survive termination of the agreement.

      We maintain both customer support and technical assistance departments, which address our customers’ routine and more specialized needs. Staffed with scientists and professionals, these departments provide the following support: 1) For our information services customers: technical demonstrations, planning and implementation of initial deployment and training for new customers, regular content updates, software upgrades, on-going support and follow-on training; 2) For our contract study services customers: development of initial testing protocols, periodic feedback and interaction during the study.

Competition

      Our strategy is to become a leader in each of the markets in which we participate. Our competitors are generally different in each of our business and geographic areas.

      In our information services business, we are the dominant company working in and generating information databases derived from analysis of human gene expression data. However, to a certain extent we compete with in-house departments of pharmaceutical and biotechnology companies and universities, who may choose to utilize genomics technologies to generate similar sets of gene expression data themselves. To a lesser extent, we also compete with commercial providers of less extensive offerings. As of December 31, 2003, we believe there are no gene expression databases of comparable size and scale to that of our GeneExpress System. In addition, there are commercial entities developing and offering other technologies, including alternative microarray platforms, that could in the future cause us to reevaluate the technologies needed to provide our information services.

      In our contract study services business, we compete with entities working in and providing preclinical safety evaluation and toxicology services. The dominant companies providing contract study services include Covance Inc., Charles River Laboratories International Inc., Inveresk Research Group Inc., Life Sciences Research, and MDS Inc. Other providers include mid to small, privately held contract service companies and in-house departments of pharmaceutical companies and universities. As a consequence, at December 31, 2003, we believe our market share of outsourced preclinical testing services is small relative to our primary competition but that our unique combination of services will enable us to increase our share of this market.

      Across both of our business areas, there is competition for customers on the basis of many factors, including the following:

•	scope of services offering;

•	size of information services database;

•	reputation for on-time, quality performance;

•	expertise and experience in specific areas;

•	how well service offerings are integrated;

•	strengths in geographic locations;

•	price;

•	alternative technologies;

•	efficient drug development processes and gene expression data generation processes;

•	the quality and capacity of research facilities;

•	ability to acquire, handle, process, analyze and present complex gene expression data and clinical annotation information in a timely, quality controlled and accurate manner;

•	ability to manage large volumes of complex, interrelated gene expression and clinical information;

•	ability to integrate proprietary gene expression data with publicly available and other third-party generated data sets; and

•	size.

Backlog

      In our contract study services business, studies and projects are performed over periods ranging from a few weeks to several years. As a result, an order backlog exists, which comprises commitments under signed task orders (or other written firm commitments) excluding any amounts thereunder recognized as revenue to date. Cancelled or terminated contracts are removed from backlog. Based on the foregoing, as of January 31, 2004 our backlog was $22 million.

      We believe our backlog as of any date is not necessarily a meaningful indicator of future revenue from our contract study services business for a variety of reasons, including the following. 1) Studies vary in duration. For instance, some studies that are included in January 31, 2004 backlog may be completed in 2004, while others may be completed in later years. 2) The scope of studies may change, which may either increase or decrease their value. 3) The success or failure of a study may affect the future development of a product or may result in cancellation of subsequent studies. 4) Studies may be terminated, reduced in scope or delayed at any time by the customer. Delayed but scheduled contracts remain in our backlog until a determination has been made as to whether to continue, modify or cancel the study.

MetriGenix

      In 2003, MetriGenix evaluated available financing and strategic alternatives and, in November 2003, sold substantially all of its assets for cash to a privately held company (the “Buyer”). The proceeds of sale were used to satisfy MetriGenix’s then known liabilities. In connection with the sale, we consented to the assignment to Buyer of a fully paid BioExpress subscription. In consideration for the consent to the assignment, we received preferred stock of Buyer, representing 15.3% of the equity of the Buyer, and a warrant intended to enable us to maintain a 15% equity interest in Buyer. If our equity interest is diluted below 15%, the Buyer must either terminate the subscription agreement or begin paying fees for the subscription. We also received the right to appoint a person to the Board of Directors of the Buyer. We account for our investment in the Buyer using the cost method of accounting and are recording the investment value, $3.2 million, as revenue over the estimated term of the subscription agreement of approximately three years.

Intellectual Property Rights

      Although our intellectual property rights are important to our freedom to operate, we believe that such factors as the technical expertise, knowledge, ability and experience of our professionals are more important and that, overall, these capabilities provide significant benefits to our customers. We primarily seek patents only for major components of our technology platform, including elements of our genomics and bioinformatics technologies and technologies that allow us to obtain the information we use. We rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements to access external technologies and assets and to provide others with rights to use certain intellectual property.

      We apply for patent protection on methods of obtaining and using genomic information and on databases, software, and user interface tools relating to the management and use of such information. The applications may also cover claims to methods of identifying and using gene expression profiles and genetic markers, including toxicity markers and disease-specific markers, claims to novel genes and gene fragments and to novel uses for known genes or gene fragments. As of December 31, 2003, we had exclusive rights to 50 issued patents, 20 of which are United States patents, and 138 patent applications, 77 of which are United States patent applications or United States provisional patent applications. We believe that these patents and applications are important to preserving our freedom to operate our business and facilitating our sales efforts. However, we do not believe that any single patent or application is individually material to our business.

      With respect to proprietary know-how and products and processes for which patents are of questionable value or are difficult or impossible to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. Our genomic information services and our index of gene and gene fragment sequences involve proprietary know-how, technology or data. While some of these will be the subject of patent applications, others will be maintained as trade secrets. We take security measures to protect our proprietary know-how and technologies and confidential data, including requiring all employees, consultants and customers to enter into confidentiality agreements. In the case of arrangements with our customers or suppliers that require the sharing of data, our policy is to make available only such data as is relevant to our agreements with such customers and suppliers, subject to appropriate restrictions, including confidentiality. However, such measures may not adequately protect our data.

      We have a world-wide, nonexclusive, fully paid, non-transferable license for the life of the respective patents from Incyte Corporation (formerly Incyte Genomics, Inc.), obtained in connection with the settlement of certain litigation in 2001, to 1) use a process that Affymetrix, Inc. recommends we use in the preparation of samples for use with the Affymetrix GeneChip platform; and 2) to use certain patent rights related to the development and use of certain types of databases (the “Layton Patents” and “Incyte Patents” as defined in the License Agreement). The samples and process may only be used to generate gene expression data for use in research and development. The license may be terminated under certain limited circumstances if we use certain patents outside of the permitted field of use, or induce another party to do so, violate certain agreements regarding any future disputes between the parties involving these patents or violate the confidentiality provisions of the agreement. If Incyte were to terminate the License Agreement on the grounds that we materially breached such Agreement and if we dispute such claim, the party in whose favor the court finds would be entitled to an agreed-upon payment from the losing party. Likewise, if we claim Incyte has materially breached the License Agreement and if Incyte disputes such claim, the party in whose favor the court finds would be entitled to an agreed-upon payment from the losing party.

      Under the terms of our agreement with Affymetrix described above under “Suppliers,” we also have a non-exclusive worldwide limited license to use Affymetrix software and systems and database patent rights to generate and use databases, license the data in such databases to third parties and to provide sample processing services to generate and analyze data for a customer’s internal use for research and development.

Government Regulation

      Our information services business is dependent upon our continued access to and use of tissue samples and related clinical data. Our processes are designed to avoid receipt or disclosure of information that would enable identification of tissue donors. Recently, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act

of 1996 (“HIPAA”), which will govern the disclosure of confidential medical information in the United States. In addition, the European Union now prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain safeguards. We will continue to monitor our procedures to ensure that such procedures comply as these and other privacy regulations come into effect.

      Our contract study services are subject to various regulatory requirements designed to ensure the quality and integrity of our testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (“GLP”) regulations promulgated by the U.S. Food and Drug Administration (“FDA”). GLP compliance is required by the FDA, the U.S. Environmental Protection Agency (“EPA”), the Japanese Ministry of Health, Labor and Welfare (“MHLW”) and, in Europe, the Organisation for Economic Co-operation and Development (“OECD”). GLP regulations specify requirements for facilities, equipment and professional staff. The regulations require standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. To help satisfy our compliance obligations, we have established quality assurance and quality control programs at our laboratories and a quality control department that monitors ongoing compliance with GLP regulations by auditing test data and conducting inspections of testing procedures.

      Our animal research facilities are subject to a variety of national, regional and local laws and regulations, including the Animal Welfare Act and the rules and regulations, promulgated thereunder by the United States Department of Agriculture (“USDA”). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our facilities maintain standard operating procedures and the documentation necessary to comply with such regulations. In addition, our animal research facilities are accredited by the American Association for Assessment and Accreditation of Laboratory Animal Care (“AAALAC”) and are registered with the United States National Institutes of Health Office of Protection for Research Risks (“OPRR”).

      The limited portion of our contract study services business related to Phase I clinical studies is subject to industry standards for the conduct of clinical research and development studies that are embodied in the regulations for Good Clinical Practice (“GCP”). The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP regulations.

      Our laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling, storage and disposal of medical specimens, laboratory materials and hazardous waste and radioactive materials and the safety and health of laboratory employees.

      In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Our employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

      The use of controlled substances in testing for drugs with a potential for abuse is regulated in the United States by the U.S. Drug Enforcement Administration (“DEA”). All of our laboratories using controlled substances for testing purposes are licensed by the DEA.

Human Resources

      As of December 31, 2003, we had 391 employees, all of whom were employed within the United States. A significant number of our management and professional employees have had prior experience with pharmaceutical, biotechnology, diagnostic, medical products, computer software and electronics companies and contract research services organizations. None of our employees is covered by collective bargaining agreements, and management considers relations with our employees to be good.

Executive Officers

      The names and ages of all executive officers as of March 1, 2004 and their respective positions and offices with us are set forth below.

Name	Age	Position

Mark D. Gessler	42	Chairman, Chief Executive Officer and President
Philip L. Rohrer, Jr.	47	Chief Financial Officer
Y. Douglas Dolginow, M.D.	49	Executive Vice President
Robert R. Proulx	46	Senior Vice President, Marketing
F. Dudley Staples, Jr.	56	Senior Vice President, Secretary and General Counsel

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

      Y. Douglas Dolginow, M.D. has served as our Executive Vice President since August 2003 and as our Senior Vice President, Pharmacogenomics from September 1998 until August 2003. Prior to September 1998, Dr. Dolginow served as President, Chief Operating Officer and as a director of Oncormed, Inc., a gene therapy biotechnology company. Prior thereto, Dr. Dolginow served as medical director for several clinical laboratories, and since prior to March 1997, he has been an active member of the Clinical Faculty at the University of California, San Francisco. Dr. Dolginow received a M.D. degree from the University of Kansas.

      Robert R. Proulx has served as our Senior Vice President, Marketing since July 2003. From prior to 2000 to July 2003, Mr. Proulx served as General Manager, Life Sciences of IGEN International, Inc., a technology company that provides biological and detection and measurement systems. Prior to 2000, Mr. Proulx held numerous management positions with Packard Instrument Company, Inc., a subsidiary of Packard Bioscience, a leading global provider of laboratory instruments and reagents. Mr. Proulx holds an M.A. and B.A. from The State University of New York, Albany.

      F. Dudley Staples, Jr. has served as our Senior Vice President, Secretary and General Counsel since May 2002. From September 1999 to June 2001, Mr. Staples served as General Counsel of Online Office Supplies Company, an online seller of office supplies and subsidiary of eCommerce Industries, Inc., and then as Associate General Counsel of eCommerce Industries, Inc. From prior to March 1997 until September 1998, Mr. Staples served as General Counsel and Corporate Secretary of BioWhittaker Inc., a biotechnology supply company. Mr. Staples holds a J.D. degree from the University of Virginia School of Law and a B.A. from Williams College.

Glossary of Terms

      Throughout this Form 10-K, we use a number of technical terms. Following is a list of such technical terms and their definitions; definitions are based on publicly available dictionary resources.

•	Bioinformatics: the use of computers to study biological systems.

•	Cell culture: a population of cells grown on a medium for research purposes.

•	Gene expression: the process by which a coded information is converted into the structures present and operating in the cell. Expressed genes include those that are into and then translated into and those that are transcribed into but not translated into protein (e.g., transfer and Ribosomal RNAs).

•	Genetic marker: a gene which has an easily identifiable phenotype so that one can tell apart cells or individuals which have the gene and those which do not have it; such a gene can also be used as a probe to mark cell nuclei or chromosomes so that they can easily be identified from other nuclei or chromosomes later.

•	Genome: the genetic endowment of a species; all the genetic material in the chromosomes of a particular organism; its size is generally given as its total number of base pairs.

•	Genomics: a branch of biotechnology concerned with applying the techniques of genetics and molecular biology to the genetic mapping and DNA sequencing of sets of genes or the complete genomes of selected organisms using high-speed methods, with organizing the results in databases, and with applications of the data (as in medicine or biology).

•	In vitro: literal translation is “in glass”; a biologic or biochemical process occurring outside a living organism.

•	In vivo: literal translation is “in life”; a biologic or biochemical process occurring within a living organism.

•	Microarray: a microscopic spot containing identical single-stranded polymeric molecules of deoxyribonucleotides (DNAs), usually oligonucleotides or complementary DNAs, attached to a solid support (such as a membrane, a polymer, or glass) used to simultaneously analyze the expression levels of the corresponding genes.

•	Pharmacogenomics: the study of interactions among drugs, the genome (the complete set of genes in an organism), and the proteome (the complete set of proteins encoded by an organism.

•	Pharmacology: the science of the properties and reactions of drugs especially with relation to their therapeutic value.

•	Toxicogenomics: the application of genomics technologies to the study of chemicals which can damage the structure of living organisms (including humans) and thus cause problems such as mututations, cancer and birth defects.

•	Toxicology: the scientific study of the chemistry, effects and treatments of poisonous substances.

Available Information

      Gene Logic makes available free of charge on its Internet site at www.genelogic.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Related to Our Business and Industry

      We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Set forth below are risks and uncertainties we have identified as material and that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this Form 10-K. If the events outlined below were to occur individually or in the aggregate, our business, results of operations, financial condition and cash flows could be materially adversely affected.

     We Have A History of Operating Losses That Are Likely To Continue For Some Time.

      We have incurred operating losses in each year since our inception, including losses of $24.8 million in 2003, $24.1 million in 2002 and $33.2 million in 2001. At December 31, 2003, we had an accumulated deficit of $184.1 million. Our losses to date have resulted principally from costs incurred in the development of databases comprising the GeneExpress System, the cornerstone of our information services business, as well as selling, general and administrative costs associated with our operations. We expect to incur additional losses in the future and cannot assure if or when we will achieve profitability.

     Our Revenue Is Derived Primarily From, And Is Subject To Risks Faced By, The Pharmaceutical And Biotechnology Industry In the U.S., Japan, Europe And Other Foreign Countries.

      We expect that our information services revenue will continue to be derived primarily from contractual agreements for subscriptions for genomic-based information resources derived from our GeneExpress System by pharmaceutical and biotechnology customers and our contract study services revenue will continue to be derived primarily from contractual agreements for study services by pharmaceutical and biotechnology companies, as well as U.S. Government entities. As a consequence, our results of operations may fluctuate substantially due to fluctuations or delays in our customers’ research and development expenditures. Factors potentially creating these fluctuations or delays include:

•	fluctuations in our pharmaceutical and biotechnology customers’ revenue;

•	changes in national or international economic conditions;

•	access to capital markets by current or potential biotechnology customers;

•	changes in the regulatory environment, including health care reform and rules protecting personal information, affecting our information services or the products and services of our customers;

•	the ability of our customers to get their drugs approved in a timely manner;

•	market-driven pressures on our current or potential customers to improve productivity efficiencies through consolidation, cost reduction and overall research and development effectiveness;

•	budgetary resources, budgetary timing cycles and product sales delays by our pharmaceutical and biotechnology customers;

•	additional regulation of the drug discovery and development process; and

•	a decision to purchase new, improved and/or alternative technology.

      None of these factors is within our control.

     The Acquisition, Integration And Value Of TherImmune Creates Risks And Uncertainties.

      On April 1, 2003, we completed the acquisition of TherImmune Research Corporation. As a result of this transaction, we continue to spend considerable time and effort in integrating into our Company the TherImmune employees, organization, customers and operations. There can be no assurance that we will succeed in realizing the anticipated economic benefits of this acquisition, including anticipated business synergies and increased revenue in the contract study services business. We may also not be able to build or acquire adequate capacity to maintain adequate revenue growth in our contract study services business. The acquisition of this business subjects us to additional governmental regulation and new risks of liability. Further, as a result of the acquisition of TherImmune, we recorded significant goodwill in our financial statements, which may be subject to future impairment in the event, among others, that revenue and gross margins fail to materialize at anticipated levels. Such impairment could materially adversely affect our financial performance and stock price.

      Also, in connection with the acquisition, we issued 3,927,214 shares of our Common Stock to the stockholders of TherImmune. In accordance with the merger agreement with TherImmune, we registered the shares (excluding escrow shares) with the Securities and Exchange Commission for resale under which 1,108,351 shares were sold. The remainder of shares not previously sold can be sold under SEC Rule 144, beginning in April, 2004, subject to compliance with the requirements of that Rule and, if sold, could depress our stock price.

     We Operate In A Competitive Industry.

      Competitors providing technologies and services that enable improvements to pharmaceutical and biotechnology research and development include a broad range of private and public, global companies. Across both of our business segments, there is competition for customers on the basis of many factors, including the following:

•	scope of services offered;

•	size of information services database;

•	technologies used to develop and provide the services offered;

•	reputation for on-time, quality performance;

•	expertise and experience in specific areas and technologies;

•	how well service offerings are integrated;

•	strengths in geographic markets;

•	price;

•	technological expertise;

•	efficiency of drug discovery capabilities and gene expression data generation processes;

•	the quality and capacity of research facilities;

•	ability to acquire, handle, process, analyze and present complex gene expression data and clinical annotation information in a timely, quality controlled and accurate manner;

•	ability to integrate proprietary gene expression data with publicly available and other third-party generated data sets; and

•	size.

     To Generate Significant Revenue, We Must Retain Existing And Obtain Additional Customers For Our Information Services.

      Our strategy depends, in part, on the continued growth in revenue from our information services business, which is based on genomic-based information resources derived from our GeneExpress System. We must continue to establish subscription agreements with new customers for our information services, as well as renew subscriptions and expand into additional services with existing customers for our information services. Each of the subscription agreements that we have with our information services customers is for a specific term. Contracts for our information services may be terminated by either party if the other party breaches the agreement or in the event of a bankruptcy of either party. In addition, certain subscription agreements for our information services include a right of early termination (which, in some instances, is subject to conditions) by a customer, without penalty, on a specified date prior to the normal expiration of the term. If subscription agreements with major customers are terminated or expire and are not renewed, or existing customers fail to buy additional services, or if we fail to enter into subscription agreements with new customers, our business could suffer. For 2004, subscription agreements with seven customers are up for renewal, which accounted for 27% of our 2003 revenue. To date, of these seven customers, two have renewed their subscription agreement.

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

      Competition exists among entities attempting to identify genes associated with specific diseases and to develop products and services based on these discoveries. Our information services business directly competes in these areas with pharmaceutical, biotechnology and diagnostic companies, academic and non-profit institutions and government or other publicly funded agencies, both in the United States and abroad. We are aware that many of these entities are using a variety of gene expression analysis methodologies, including the use of microarrays, to attempt to identify disease-related genes. In addition, certain pharmaceutical companies are developing genomic research programs, either alone or in partnership with our competitors. To compete against existing and future technologies, we will need to continue to be able to demonstrate to potential and existing customers that the technologies and capabilities supporting our information services business and, specifically the GeneExpress System, are superior to competing technologies and/or information resources.

      The information services we offer could become less valuable compared to other drug discovery technologies. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. The roles of genes in human biology and pathology are still being discovered. Few therapeutic products based on gene discoveries have been commercialized to date. If our customers fail to find genomic information useful or such information becomes obsolete as a viable drug discovery tool, our existing and potential customers may lose confidence in our Company and our information services business and our business may suffer as a result.

Our Information Services Sales Cycle Is Lengthy And We May Spend Considerable Resources On Unsuccessful Sales Efforts Or May Not Be Able To Complete Deals On The Schedule We Anticipate.

      Our ability to obtain new customers, retain existing customers through subscription renewal, and sell additional services to existing information services customers depends upon our existing and potential customers’ belief that the content and capabilities of the underlying data of our GeneExpress System can increase productivity for their drug discovery and development efforts. Our sales cycle for multi-year subscriptions to any of our information services is estimated at 12 to 15 months, and in certain circumstances could be longer. This is caused by a number of factors, including our need to educate our existing and potential customers and sell the benefits of our information services to a variety of groups within such companies. In addition, each subscription agreement may involve the negotiation of unique terms. We may expend substantial effort with no assurance that a subscription agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our information services sales efforts. Accordingly, our results will fluctuate due to the fact it is not always possible to effectively time the initiation of new subscription agreements, as well as predict the timing of any potential resulting revenue from such subscription agreements.

We Rely On Microarrays And Other Products Supplied By Affymetrix To Build The Underlying Genomic Data Of Our GeneExpress System.

      Our continuing ability to build and update the gene expression data underlying the GeneExpress System will depend in part on the ability of Affymetrix to supply adequate quantities of high quality microarrays and other products. Affymetrix provides us with microarrays and related instrumentation and software under an agreement that expires on December 31, 2005. This agreement provides us with nonexclusive access to GeneChip microarrays and instrumentation and software. We also have purchased a reagent kit from Affymetrix made by Enzo BioChem. In late 2003, Enzo terminated the distribution agreement with Affymetrix and filed suit against Affymetrix claiming that Affymetrix had agreements with Gene Logic and other named customers to supply the reagent for use in potential violation of their rights. Subsequently Affymetrix denied Enzo’s claims and also introduced a new alternative reagent. Although we currently have a limited supply of reagent available, we have not determined what reagent we will use in the future or that we can obtain a supply thereof on acceptable terms.

      Affymetrix or other providers may develop new or improved technologies that may necessitate changes to the current GeneExpress System in order to remain competitive, which could be costly and time consuming. If Affymetrix is unable or unwilling to supply us with GeneChip microarrays and the related instrumentation, software and kits, or if such products are not available or are defective, we may incur additional database production costs and we may need to obtain alternative technologies. Alternative technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to such products could cause our information services business to suffer by delaying or increasing the cost to populate and maintain the GeneExpress System, as well as causing us to be delayed or unable to meet content update obligations under existing information services subscription agreements.

     Failure To Comply With Existing Regulations Could Result In A Loss Of Revenue, Earnings Or Increased Costs From Our Contract Study Services.

      Our contract study services business is subject to extensive regulation and we are subject to periodic audit for compliance by regulatory authorities, including the FDA. Any failure on our part to comply with applicable regulations could result in the termination of ongoing studies or the disqualification of data for submission to regulatory authorities or other regulatory action. If this were to happen, we could incur additional compliance costs, we could be contractually required to repeat a study at no further cost to our customer or to refund the cost of the study and customers might choose not to enter into or to renew contracts for contract study services in the future.

     We May Bear Financial Losses If Contract Study Services Are Delayed Or Reduced In Scope Or Terminated Or If Contracts Are Not Priced Properly.

      All of our contracts for study services provide that services may be delayed, reduced in scope or terminated upon written notice. Terminations, delays or reductions may occur for a variety of reasons, including:

•	the failure of products to satisfy safety requirements;

•	unfavorable interim test results of the study services;

•	lack of availability of test material;

•	the customer’s decision to terminate the development of a test compound or to end a particular study; and

•	our failure to perform properly our duties under the study services contract.

      Any delay, reduction in scope or termination could cause us to be unable to cover our costs or to realize profit on the affected contract and could have a material adverse effect on our contract study services business.

      Under fixed price contracts, there is the risk that we will improperly price one or more such contracts, which could result in our not recovering our anticipated costs or profit from such contracts. Under cost plus contracts with U.S. Government agencies, there is the risk of disallowance by such agencies of certain costs as a result of specific regulations and audits. Although our study services contracts may entitle us to receive costs through the date of termination and, in some instances, a portion of our profit or a cancellation fee, it may be difficult to collect such amounts from a customer who has decided to terminate a study.

     Contract Study Services May Expose Us To Liability And Related Risks.

      To the extent that our customers develop or use products based on our studies, if studies are not properly performed we may be exposed to liability. Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision and is outside of or exceeds our insurance coverage or in the event that a party who must indemnify us does not fulfill its indemnification obligations. While we currently maintain professional liability insurance, our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any liability claims.

     Actions Of Animal Rights Extremists May Affect Our Business.

      Certain aspects of our contract study services business requires the use of animals in preclinical testing of the safety and efficacy of drugs. Acts of vandalism and other acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

     Our Activities Involve Hazardous Materials And May Subject Us To Environmental Liability.

      Certain activities of both our information services and contract study services businesses involve the controlled use of limited quantities of hazardous and radioactive materials and may generate biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be held liable for damages or penalized with fines, and such liabilities could deplete our resources.

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

     We May Be Subject To Future Litigation And Patent Infringement Claims.

      Our success will depend in part on our ability to obtain intellectual property rights and licenses sufficient to preserve our freedom to operate. Our patent position involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. In addition, other organizations, including companies, academic and non-profit institutions and governmental organizations are developing technology in this field. The risks and uncertainties that we face in this area include:

•	the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide commercially meaningful protection;

•	the patents licensed or issued to us may not allow us to preserve our freedom to operate;

•	other companies may challenge patents issued or licensed to us; and

•	patents issued to other organizations may restrict our ability to do business and we may be unable to obtain or maintain licenses on acceptable terms.

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

      The technologies that we use to develop our services, and those that we incorporate in our services, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to genetic markers and to the analysis of gene expression or the manufacture and use of microarrays and related materials. The risk of additional litigation may increase as the genomics, biotechnology and software industries expand, more patents are issued and other companies engage in genomic-related businesses. Therefore, we could be sued by third parties alleging patent infringement.

      We could incur substantial litigation costs to defend ourselves in patent suits brought by other companies or to initiate such suits. Substantial litigation costs and potential adverse outcomes could cause our business, financial condition and results of operations to suffer. In addition, litigation could cause disruption in our business activities and divert management’s time and attention from the operation of our business. In that regard, we have in the past purchased reagents from Affymetrix made by Enzo BioChem. In late 2003, Enzo terminated the agreement under which Affymetrix distributed that reagent and filed suit against Affymetrix alleging that Affymetrix had agreements with Gene Logic and other named customers to supply the reagent for use in potential violation of their rights. Subsequently, Affymetrix denied Enzo’s claims. We have not been made a party to that suit; we cannot predict the outcome of such litigation, its effect on us or the potential, if any, for claims being made against us, in addition to the requirement to identify an appropriate source for an acceptable reagent.

Item 2.	Properties

      Our headquarters consist of approximately 28,000 square feet of office space located in Gaithersburg, Maryland under a lease through 2013. We lease approximately 107,000 square feet of laboratory and office space, devoted to our information services business, in two buildings located in Gaithersburg, Maryland under leases through 2011. We also lease approximately 77,000 square feet of laboratory and office space, devoted to our contract study services business, in three buildings located in Gaithersburg, Maryland under leases through 2012.

Item 3.	Legal Proceedings

      We are not currently a party to any legal proceedings which would have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our Common Stock is traded on the Nasdaq National Market under the symbol GLGC. The following table sets forth, for the periods indicated, the high and low closing prices for our Common Stock, as reported by the Nasdaq National Market.

	High	Low

Year ended December 31, 2002
First Quarter	$19.70	$14.30
Second Quarter	18.99	11.55
Third Quarter	12.85	7.39
Fourth Quarter	8.41	5.80
Year ended December 31, 2003
First Quarter	7.14	4.38
Second Quarter	8.00	4.72
Third Quarter	6.38	4.55
Fourth Quarter	$5.30	$4.68

      On March 1, 2004, the last reported sale price of our Common Stock on the Nasdaq National Market was $5.82. As of March 1, 2004, there were approximately 384 holders of record of our Common Stock, including one company acting as holder of record for all investors whose stock is held in street name.

      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 and with respect to the consolidated balance sheets as of December 31, 2003 and 2002 have been derived from audited consolidated financial statements included as part of this Form 10-K. The statements of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K. The following selected consolidated financial data includes, for 2003 only, the results for our contract study services business, Gene Logic Laboratories Inc. (“Gene Logic Labs”) (formerly known as TherImmune Research Corporation), from its April 1, 2003 acquisition date, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Information services	$51,960	$54,848	$43,328	$26,883	$19,202
Contract study services	17,559	—	—	—	—

Total revenue	69,519	54,848	43,328	26,883	19,202

Expenses:
Cost of contract study services	15,399	—	—	—	—
Database production	50,067	57,941	55,452	40,432	26,331
Research and development	2,091	2,367	3,577	3,582	3,239
Selling, general and administrative	22,198	19,734	19,323	17,770	9,194
Amortization of goodwill	—	—	1,524	1,524	1,524

Total expenses	89,755	80,042	79,876	63,308	40,288

Loss from operations	(20,236)	(25,194)	(36,548)	(36,425)	(21,086)
Interest (income), net	(1,979)	(3,139)	(8,645)	(13,706)	(685)
Other (income) expense	—	(250)	(83)	(234)	(30)
Write-down of equity investments	4,268	753	2,495	—	—

Net loss before income tax expense, equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(22,525)	(22,558)	(30,315)	(22,485)	(20,371)
Income tax expense	2,246	1,492	533	210	220

Net loss before equity in net loss of unconsolidated investees and cumulative effect of change in accounting principle	(24,771)	(24,050)	(30,848)	(22,695)	(20,591)
Equity in net loss of unconsolidated investees	—	—	2,322	—	—

Net loss before cumulative effect of change in accounting principle	(24,771)	(24,050)	(33,170)	(22,695)	(20,591)
Cumulative effect of change in accounting principle	—	—	—	(1,322)	—

Net loss	$(24,771)	$(24,050)	$(33,170)	$(24,017)	$(20,591)

Amounts per share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.82)	$(0.89)	$(1.25)	$(0.90)	$(1.04)
Cumulative effect of change in accounting principle	—	—	—	(0.05)	—

Net loss	$(0.82)	$(0.89)	$(1.25)	$(0.95)	$(1.04)

Shares used in computing basic and diluted net loss per share	30,112	26,948	26,540	25,209	19,833

	December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$111,823	$167,102	$197,818	$229,482	$12,446
Working capital	111,015	163,681	187,184	211,300	5,423
Total assets	227,366	227,460	256,927	289,533	41,166
Total long-term debt and capital lease obligations	1,174	750	338	2,966	4,590
Total stockholders’ equity	199,589	204,438	226,027	253,715	23,068

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

      We are a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide, as well as U.S. Government entities. Our services are designed to assist in improving the predictive value of research activities and product success rates. We manage our business as two segments: information services and contract study services. Our information services business is based on our gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. These services primarily consist of subscriptions to the GeneExpress System. Our contract study services business consists of services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services. In 2003, MetriGenix sold it assets to a privately held company (renamed “MetriGenix Corp.”) and we obtained an ownership interest in the successor.

      Our information services revenue consists primarily of subscription fees earned under subscription agreements with pharmaceutical and biotechnology companies for all or parts of our gene expression reference database, the GeneExpress System. Each of the subscription agreements with our GeneExpress System customers is typically for a specific multi-year term. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. Our revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the GeneExpress System.

      Our contract study services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned.

      During 2003, we faced challenges in our ability to continue to grow revenue, improve our operating performance and expand our market share for outsourced research and development in the pharmaceutical and biotechnology industries. Due to economic uncertainty and the reduced ability of smaller companies to raise capital, we continued to experience cautious spending by, and delays in purchase decisions among, a number of our existing and potential customers which has slowed our rate of revenue growth and reduced our renewal rate by our smaller company customers. In response to these conditions, we implemented a number of initiatives to increase revenue growth and better align our business to meet market needs, including:

•	acquiring TherImmune Research Corporation (“TherImmune”), a privately held contract study services company in order to 1) expand our drug discovery and development services capabilities; and 2) enhance our revenue growth and accelerate our time to profitability;

•	focusing on the successful renewal of GeneExpress System subscription agreements with our top-tier pharmaceutical company customers;

•	rebalancing our workforce to strengthen our contract study services business;

•	preparing for international expansion by establishing sales and customer support efforts in Europe and Japan;

•	improving gross margins on our contract study services business;

•	continuing our Company-wide cost-saving efforts; and

•	continuing to add capacity and build infrastructure to maintain revenue growth.

      Our future profitability will depend on: 1) the continued development of our information services business through the establishment, renewal or expansion of subscription agreements with new and existing GeneExpress System customers; and 2) the continued development of our contract study services business. Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period or predictive of any long term trend.

      We have incurred operating losses in each year since our inception, including losses of $24.8 million in 2003, $24.1 million in 2002 and $33.2 million in 2001. At December 31, 2003, we had an accumulated deficit of $184.1 million. Our losses have resulted principally from costs incurred in the development of our GeneExpress System and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Years Ended December 31, 2003 And 2002

      Total Revenue. Total revenue increased $14.7 million, or 27%, to $69.5 million in 2003 from $54.8 million in 2002. During 2003 and 2002, no customer accounted for 10% or greater of our revenue. During 2003 and 2002, 34% and 34% of our revenue, respectively, was from customers in the Pacific Rim, and 18% and 20% of our revenue, respectively, was from customers in Europe.

      Information Services Revenue. Revenue from our information services business, which consisted primarily of subscription fees from subscription agreements to our GeneExpress System, was $52.0 million in 2003, a decrease of $2.9 million, or 5%, from $54.8 million in 2002. The decrease in revenue consisted primarily of reduced revenue of $11.4 million in subscription fees resulting from the conclusion or reduction in scope of agreements with biotechnology and smaller pharmaceutical companies and $2.2 million resulting from certain service deliverables in 2002 which did not recur in 2003. These decreases were partially offset by increased revenue of $7.3 million in subscription fees from new customers and expanded agreements with and additional fees from existing customers and $3.8 million reflecting a full period of revenue from some existing customers in 2003 as compared to 2002. During the fourth quarter of 2003, we were notified by Biogen Idec, following their merger, that they intended to conclude their GeneExpress subscription agreement in 2004 and replace it with a subscription to the ASCENTA System, resulting in a net reduction to revenue in 2004 of approximately 1% of our 2003 information services revenue. We expect modest revenue growth in 2004, as compared to 2003, from our information services business, mainly due to the current economic uncertainty causing cautious spending by, and delays in purchase decisions among, a number of our existing and potential customers and the reduced ability of smaller companies to raise capital with which to purchase our services.

      Contract Study Services Revenue. Revenue from our contract study services business for the period beginning April 2003 through December 2003 was $17.6 million as a result of the acquisition of TherImmune on April 1, 2003. Such revenue consisted of fees from services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services. Revenue from our contract study services business was $23.3 million on a pro forma basis in 2003 (assuming the acquisition occurred on January 1, 2003 and excluding inter-company sales) as compared to revenue reported by TherImmune of $24.5 million on a pro forma basis in 2002 (excluding inter-company sales). We expect revenue to grow in 2004, as compared to 2003, from our contract study services business, mainly due to recognition of a full year’s revenue in 2004, and to a lesser extent, due to modest growth in 2004 in our preclinical safety and pharmacology study services, which will offset a decline in Phase I clinical trial services.

      Cost of Contract Study Services Revenue. Cost of contract study services revenue for the period beginning April 2003 through December 2003 was $15.4 million. Such costs consisted primarily of direct costs, including direct labor and study supplies, and indirect costs, including rent, utilities and depreciation, related to conducting contract study services, which resulted in a gross margin of 12%. We expect modest improvements in our gross margin for 2004 resulting from anticipated increases in sales volume and price and reduced outsourcing expenses.

      Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to support the content of the GeneExpress System, decreased to $50.1 million in 2003 from $57.9 million in 2002. The decrease in 2003, as compared to 2002, consisted primarily of an $8.1 million reduction in database content generation expenses, primarily resulting from more focused content development of our GeneExpress System, partially offset by an increase of $1.5 million in related employee costs. For 2004, as compared to 2003, we expect database production expenses to remain at 2003 levels, reflecting our continuing efforts to focus content development in areas of most interest to our customers.

      Research and Development Expense. Research and development expenses decreased to $2.1 million in 2003 from $2.4 million in 2002. Such expenses included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as research on additional technology platforms.

      Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $22.2 million in 2003 from $19.7 million in 2002. Excluding the $5.5 million in selling, general and administrative expenses associated with our contract study services business, the resulting decrease in 2003 was due primarily to continued cost savings efforts, including a reduction in marketing expenses of $0.9 million, employee costs of $0.7 million and travel expenses of $0.4 million. For 2004, as compared to 2003, we expect selling, general and administrative expenses to increase, mainly due to a full year’s costs in 2004 associated with our contract study services business and, to a lesser extent, anticipated costs in establishing international sales and customer support efforts in Europe and Japan.

      Net Interest Income. Net interest income decreased to $2.0 million in 2003 from $3.1 million in 2002, due primarily to a decline in our balance of cash, cash equivalents and marketable securities available-for-sale resulting from our use of cash to fund the TherImmune acquisition completed on April 1, 2003, and, to a lesser degree, a decline in the rates of return.

      Write-down of Equity Investments. We recorded a $4.3 million write-down of our investment in Neuralstem, Inc. (“Neuralstem”) in 2003 and a $0.8 million write-down of our investment in Metabometrix, Ltd. (“Metabometrix”) in 2002 due to declines in their estimated market values that were deemed to be other than temporary. These write-downs represented the remaining book value of these investments.

      Income Tax Expense. Income tax expense, which consisted of a Japanese government withholding tax on certain payments by our Japanese customers, increased to $2.2 million in 2003 from $1.5 million in 2002, as we recognized a full year of activity in 2003 from such customers. The governments of the U.S. and Japan are proposing legislative changes to the current tax treaty between the countries; if such changes are enacted, the withholding tax may be eliminated as early as mid-2004. However, if such proposed legislative changes to the treaty are not enacted or their effect is delayed, we expect income tax expense for 2004 to remain at 2003 levels.

Years Ended December 31, 2002 And 2001

      Total Revenue. Total revenue, which consisted primarily of subscription fees from subscription agreements to our GeneExpress System, increased $11.5 million, or 27%, to $54.8 million in 2002 from $43.3 million in 2001. The increase in revenue resulted primarily from subscription fees related to new and existing pharmaceutical and biotechnology GeneExpress System customers. No one customer contributed 10% or more of our revenue for the year 2002; however, revenue from Procter & Gamble and UCB Research each accounted for 10% or more of revenue for 2001.

      Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to support the content of the GeneExpress System, increased to $57.9 million in 2002 from $55.5 million in 2001. The increase in 2002, as compared to 2001, consisted primarily of higher employee and depreciation and amortization costs, offset by lower expenses relating to microarray usage and agreements with third parties.

      Research and Development Expense. Research and development expenses decreased to $2.4 million in 2002 from $3.6 million in 2001, caused primarily by lower employee costs and laboratory supplies. Such expenses included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as research on additional technology platforms.

      Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $19.7 million in 2002 from $19.3 million in 2001. The increase in 2002, as compared to 2001, was due to normal fluctuations in the costs of operations.

      Amortization of Goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which we adopted January 1, 2002, we no longer amortize goodwill, but instead apply annual impairment tests in accordance with the Statement. Amortization of goodwill was $1.5 million in 2001, as a result of the acquisition of Oncormed, Inc. in September 1998.

      Net Interest Income. Net interest income decreased to $3.1 million in 2002 from $8.6 million in 2001, primarily due to a decrease in the rates of return for our investments in and, to a lesser degree, a decline in our balance of cash, cash equivalents and marketable securities available-for-sale.

      Write-down of Equity Investment. We recorded a write-down of $0.8 million, representing our entire investment in Metabometrix in 2002 and a write-down of $2.5 million in our investment in Neuralstem in 2001 to reflect declines in their estimated market values.

      Income Tax. Income tax expense, which consisted of a Japanese government withholding tax on certain payments by our Japanese customers, increased to $1.5 million in 2002 from $0.5 million in 2001, due to additional Japanese customers in 2002.

      Equity in Net Loss of Unconsolidated Investees. In 2001, we recorded our share of losses relating to our unconsolidated investees, Neuralstem and MetriGenix.

      During 2001, we accounted for our investment in Neuralstem, a privately held company in which we initially had a voting stock interest of 26.7%, using the equity method of accounting. We recognized non-cash losses of $1.5 million in 2001. Effective April 30, 2001, we reduced our voting stock interest to 14.8% and began accounting for our investment using the cost method of accounting. Our financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date.

      During 2001, we recorded 100% of MetriGenix’s losses up to the book value of our contribution, $0.9 million, using the equity method of accounting. As our investment in MetriGenix was reduced to zero at December 31, 2001 and we have no guarantees or commitment to provide future funding, we do not expect to record any additional losses to our investment in the future. We also entered into certain agreements with MetriGenix including a subscription to the GeneExpress System and to provide certain administrative services and subleased space. No revenue was recorded related to the subscription in 2002 and 2001. In 2002 and 2001, we received fees of $0.8 million and $0.3 million, respectively, for the reimbursement of costs associated with providing administrative services and subleased space.

Liquidity and Capital Resources

      From inception through December 31, 2003, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of December 31, 2003, we had approximately $111.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $167.1 million as of December 31, 2002.

      Net cash used in operating activities decreased to $7.8 million in 2003 from $20.1 million in 2002, primarily due (after excluding the effect of non-cash write-downs of equity investments and depreciation and amortization expenses) to improved operating costs.

      In 2003 and 2002, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, the acquisition of TherImmune, capital expenditures and software development and database upgrade costs. Capital expenditures in 2003 and 2002 amounted to $4.2 million and $1.9 million, respectively. The increase in capital expenditures was primarily due to approximately $2.9 million in connection with the build-out and furnishing of our expanded facilities, including those related to our contract study services business. In 2004, we expect capital expenditures to remain consistent with 2003 levels, due to anticipated equipment purchases, as well as additional facility build-out requirements.

      We have capitalized software development costs of $6.6 million and $7.1 million in 2003 and 2002, respectively. These costs relate to ongoing efforts to enhance the software platform of our GeneExpress System. In, 2002, we capitalized $3.9 million of costs related to the upgrade of the content in the BioExpress System, as a result of Affymetrix’s release of their GeneChip Human Genome U-133 Set. Software development and database upgrade costs are being amortized over their expected useful lives of three and two years, respectively. Additional software development and database upgrade costs are expected to continue, but at a reduced rate, as a result of ongoing efforts to further enhance the software platform and certain content of our GeneExpress System.

      In connection with the acquisition of TherImmune, we paid $30.4 million in cash to share and option holders of TherImmune, paid $1.3 million in transaction costs related to the acquisition and acquired $1.2 million in cash from TherImmune. In addition, we issued 3,927,214 shares of our Common Stock to such shareholders, with a value of $19.4 million, based on the average market price of our Common Stock surrounding the measurement date.

      Our financing activities, other than the repayment of capital lease obligations and equipment loans, primarily consisted of the exercise of stock options and participation in our employee stock purchase plan. In connection with the TherImmune acquisition, we repaid $6.0 million in debt of TherImmune.

      To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Our current supply and license agreement with Affymetrix expires in December 2005, but may be terminated earlier in the event of breach of the agreement by either party. After December 2005, we would continue to have the right to use up our supply of previously purchased microarrays. Under the terms of the agreement, we pay Affymetrix annual subscription fees of $4.0 million for access to their microarrays and a license to use their technology. We purchase microarrays and related instrumentation and software and will pay royalties anticipated largely to begin in 2005, upon meeting certain revenue thresholds from subscriptions to our GeneExpress System. In 2003, we incurred payment obligations to Affymetrix in the aggregate amount of $8.7 million. In 2004, we expect our payment obligations to range from $6.0 to $8.0 million, depending upon the quantities of microarrays purchased. Other commitments under other research and license agreements do not represent significant expenditures in relation to our total expenses.

      As discussed in Notes 7 and 9 to our Consolidated Financial Statements, future minimum capital lease payments, long-term debt payments, payment obligations under our Affymetrix agreement and operating lease payments are listed below:

	Total	2004	2005 & 2006	2007 & 2008	Beyond 2008

Capital lease obligations	$537	$160	$316	$61	$—
Long-term debt	710	492	91	100	27
Payment obligations	8,000	4,000	4,000	—	—
Operating leases	31,579	4,690	9,711	8,042	9,136

Total	$40,826	$9,342	$14,118	$8,203	$9,163

      We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Business—Risks Related to Our Business and Industry”.

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

Revenue Recognition

      Information Services Revenue. Information services revenue consists primarily of subscription fees earned under subscription agreements for all or parts of the Company’s gene expression reference database, the GeneExpress System. Each of the subscription agreements with our GeneExpress System customers is typically for a specific multi-year term. Our revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the GeneExpress System. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement.

      Revenue recognized for multiple element contracts is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element. If such evidence of fair value for any element of the arrangement does not exist, revenue from such element is deferred until such time that evidence of fair value does exist or is recognized ratably over the longest performance period of the remaining elements.

      Contract Study Services Revenue. Contract study services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

Goodwill and Intangible Assets Impairment

      We have recently recorded goodwill of $43.0 million and an intangible asset, customer relationships, of $2.5 million as a result of the acquisition of TherImmune. Prior to the acquisition, we had recorded goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of their estimated useful lives and whether or not any of these assets are impaired involves significant judgment, including the following:

•	our licenses and internally developed intellectual property may not provide valid and economical competitive advantage;

•	our services may become obsolete before we recover the costs incurred in connection with their development;

•	our use of such assets; and

•	the fair value of each business segment relative to its book value.

      Under SFAS 142, we are required to perform annual impairment tests of our goodwill and intangible assets and more frequently in certain circumstances. We have elected to test for goodwill impairment as of October 1 of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. Our annual impairment assessment as of October 1, 2003 did not indicate impairment of our goodwill. The calculation includes management’s assumptions relating to projected growth in revenue and gross margins and discount rates. Should conditions change in the future causing management to determine that these rates should be reduced, the resulting effect would be a reduction in the fair value of a reporting unit. As such, this could adversely affect the reported value of goodwill, and cause us to have an impairment of goodwill.

      The reported value of goodwill totaled $45.7 million at December 31, 2003. Such value is based on various assumptions, such as anticipated revenue and gross margins. These assumptions could be adversely affected by factors beyond our control, including those discussed under “Business—Risks Related to Our Business and Industry”.

Accounts Receivable and Unbilled Services

      Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows. Typically, arrangements with our customers require that the payments for our services be made in advance, based upon the achievement of milestones or in accordance with predetermined payment schedules. In the past, we have not had a history of collectability problems with our customers; however, we have recorded an allowance for doubtful accounts at December 31, 2003 based on our estimate of accounts receivable that are at risk of collection. Further, as we continue to expand our customer base, the risk of collectability may increase and management will continue to make estimates as to collectability of such accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

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

Equity Investments

      We hold equity investments in several companies, including MetriGenix Corp. and Avalon Pharmaceuticals, none of which were publicly traded in 2003, whose businesses may be complementary to our business. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in losses or an inability to recover the carrying value of these investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Recently Issued Accounting Pronouncements

      In December 2003, the SEC issued SAB 104, which supercedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on our consolidated financial position or results of operations.

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

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during the quarter ending March 31, 2004. The initial adoption of Interpretation No. 46 for arrangements entered into or modified after January 31, 2003 did not have any impact on our financial position or results of operations. We are still evaluating the impact of Interpretation No. 46 for all arrangements entered into prior to February 1, 2003; however, we do not anticipate that the impact of these arrangements will have a material effect on our financial position or results of operations.

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

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

      We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2003, we had cash and cash equivalents of approximately $48.7 million and marketable securities available-for-sale of an additional $63.1 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at December 31, 2003, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the year ended December 31, 2003 of approximately $1.1 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Item 8.	Financial Statements and Supplementary Data

      Our Consolidated Financial Statements and notes thereto, together with the Report of Independent Auditors thereon, appear on pages F-1 through F-24 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification Of Directors

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2003 (the “Proxy Statement”).

Identification Of Executive Officers

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

Compliance With Section 16(a) Of The Securities Exchange Act of 1934

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Proxy Statement.

Code of Ethics

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Corporate Governance,” contained in the Proxy Statement.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation,” contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Matters

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management,” contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions,” contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information set forth in the section entitled “Principal Accountant Fees and Services,” contained in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements and Schedules and Reports on Form 8-K

(a) 1. Financial Statements

(a) 2. Financial Statement Schedules

      Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

(a) 3. Index to Exhibits

Exhibit
Number		Description of Document

2.1		Agreement and Plan of Merger dated February 25, 2003, by and among Gene Logic Inc., TherImmune Research Corporation, GLA II Corp., a Delaware corporation and wholly owned subsidiary of Gene Logic Inc., and Edward J. Krause, III, solely in his capacity as Securityholders’ Representative.(14)
3.1		Amended and Restated Certificate of Incorporation.(1)
3.2		By-Laws, as amended and restated.
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Specimen stock certificate.(1)
*10	.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)
*10	.2	Registrant’s 1997 Equity Incentive Plan, as amended (the “Stock Plan”).(13)
*10	.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10	.4	Form of Stock Option Grant Notice.(1)
*10	.5	Registrant’s Employee Stock Purchase Plan, as amended, and related offering document.(13)
*10	.6	Registrant’s 1997 Non-Employee Directors’ Stock Option Plan, as amended.(2)
*10	.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors’ Stock Option Plan.(1)
*10	.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan.(12)
*10	.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
*10	.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.22		Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10	.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC.(7)
*10	.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow.(3)
10.50		Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc.(10)
*10	.55	Executive Severance Plan, as amended February 2001.(8)
*10	.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(4)
10.62		Series A Preferred Stock Purchase Agreement, dated April 20, 2000, between Registrant and Neuralstem, Inc. (formerly Neuralstem Biopharmaceutical, Ltd.)(5)(A)
*10	.63	Employment Agreement, dated September 1, 1997, between Registrant and Victor M. Markowitz.(5)
10.67		Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.(6)
*10	.75	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr.(11)
*10	.76	Severance Pay Agreement and General Release, dated December 23, 2002, between Registrant and David S. Murray.(9)
*10	.77	Employment Agreement dated April 1, 2003, by and between Registrant and Stephen J. Trevisan.(14)
10.78		Settlement and Nonexclusive License Agreement, dated January 10, 2001, between Registrant and Incyte Corporation.(B) (filed herewith solely to modify redaction markings)

Exhibit
Number		Description of Document

10.79		Lease Agreement, dated November 20, 1999, between TherImmune Research Corporation and Rickman Associates.(15)
10.80		Lease Agreement, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.(15)
10.81		Lease Agreement, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002.(15)
10	.81a	Third Amendment, to Lease dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.
*10	.82	Employment Agreement, dated July 2, 2003, between Registrant and Robert R. Proulx.(16)
21.1		List of Subsidiaries.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
31		Certifications pursuant to Rule 13a-14(a)/15d-14(a).
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.
(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 6, 2002, filed on April 12, 2002, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on From 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 19, 2003, and incorporated herein by reference.
(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed on July 31, 2003, and incorporated herein by reference.
(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.
(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 5, 2003, filed on April 25, 2003, and incorporated herein by reference.
(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s acquisition of TherImmune Research Corporation, filed on April 3, 2003, and incorporated herein by reference.
(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.
(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003, and incorporated herein by reference.

(A)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated August 24, 2000.
(B)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 12, 2003.

(b) Reports on Form 8-K

      During the three months ended December 31, 2003, the Company filed the following reports:

      The Current Report of Form 8-K, filed October 1, 2003, with respect to the Company’s post-acquisition integration and market alignment strategy, as well as the Company’s plan to operate under a single brand identity.

      The Current Report of Form 8-K, filed October 24, 2003, with respect to the Company’s financial results for the three months ended September 30, 2003.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2004.

GENE LOGIC INC.

By:	/s/ MARK D. GESSLER

Mark D. Gessler
Chairman of the Board, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER (Mark D. Gessler)	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004

/s/ PHILIP L. ROHRER, JR. (Philip L. Rohrer, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ JULES BLAKE (Jules Blake, Ph.D.)	Director	March 15, 2004

/s/ MICHAEL J. BRENNAN (Michael J. Brennan, M.D., Ph.D.)	Director	March 15, 2004

/s/ CHARLES L. DIMMLER, III (Charles L. Dimmler III)	Director	March 15, 2004

/s/ G. ANTHONY GORRY (G. Anthony Gorry, Ph.D.)	Director	March 15, 2004

/s/ J. STARK THOMPSON (J. Stark Thompson, Ph.D.)	Director	March 15, 2004

GENE LOGIC INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Gene Logic Inc.

      We have audited the accompanying consolidated balance sheets of Gene Logic Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles”.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

February 13, 2004

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2002

	2003	2002

	(in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$48,718	$106,957
Marketable securities available-for-sale	63,105	60,145
Accounts receivable, net of allowance of $57 in 2003	8,484	2,377
Unbilled services	4,745	2,416
Inventory, net	4,980	8,936
Prepaid expenses	1,966	1,610
Other current assets	1,480	1,117

Total current assets	133,478	183,558
Property and equipment, net	23,911	14,770
Long-term investments	4,239	5,268
Goodwill	45,707	2,677
Intangibles, net	19,950	21,094
Other assets	81	93

Total assets	$227,366	$227,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,676	$8,225
Accrued expenses	6,541	5,187
Current portion of capital lease obligations	124	—
Current portion of long-term debt	492	40
Deferred revenue	8,630	6,425

Total current liabilities	22,463	19,877
Deferred revenue	2,346	1,363
Capital lease obligations, net of current portion	340	—
Long-term debt, net of current portion	218	710
Other noncurrent liabilities	2,410	1,072

Total liabilities	27,777	23,022

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,131,198 and 27,056,487 shares issued and outstanding as of December 31, 2003 and 2002, respectively	311	271
Additional paid-in capital	383,377	363,294
Accumulated other comprehensive income	47	248
Accumulated deficit	(184,146)	(159,375)

Total stockholders’ equity	199,589	204,438

Total liabilities and stockholders’ equity	$227,366	$227,460

The accompanying notes are an integral part of these consolidated financial statements.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

for the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(in thousands, except per share data)
Revenue:
Information services	$51,960	$54,848	$43,328
Contract study services	17,559	—	—

Total revenue	69,519	54,848	43,328
Expenses:
Cost of contract study services	15,399	—	—
Database production	50,067	57,941	55,452
Research and development	2,091	2,367	3,577
Selling, general and administrative	22,198	19,734	19,323
Amortization of goodwill	—	—	1,524

Total expenses	89,755	80,042	79,876

Loss from operations	(20,236)	(25,194)	(36,548)
Interest (income), net	(1,979)	(3,139)	(8,645)
Other (income) expense	—	(250)	(83)
Write-down of equity investments	4,268	753	2,495

Net loss before income tax expense and equity in net loss of unconsolidated investees	(22,525)	(22,558)	(30,315)
Income tax expense	2,246	1,492	533

Net loss before equity in net loss of unconsolidated investees	(24,771)	(24,050)	(30,848)
Equity in net loss of unconsolidated investees	—	—	2,322

Net loss	$(24,771)	$(24,050)	$(33,170)

Basic and diluted net loss per share	$(0.82)	$(0.89)	$(1.25)

Shares used in computing basic and diluted net loss per share	30,112	26,948	26,540

The accompanying notes are an integral part of these consolidated financial statements.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the Years Ended December 31, 2001, 2002 and 2003

	Stockholders’ Equity

					Accumulated
	Common Stock				Other
			Additional		Comprehensive
	Number	Par	Paid-In	Deferred	Income	Accumulated	Comprehensive
	of Shares	Value	Capital	Compensation	(Loss)	Deficit	Loss

	(in thousands, except number of shares)
Balance at January 1, 2001	26,111,561	$261	$356,347	$(738)	$—	$(102,155)
Issuance of common stock in connection with exercise of stock options	515,857	6	2,222	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	111,213	1	1,838	—	—	—
Issuance of common stock in connection with exercise of a warrant	29,206	—	533	—	—	—
Net change in unrealized gains from marketable securities	—	—	—	—	17	—	$17
Acceleration of vesting of stock options	—	—	127	—	—	—
Amortization of deferred compensation	—	—	—	738	—	—
Net loss	—	—	—	—	—	(33,170)	(33,170)

Comprehensive loss	—	—	—	—	—	—	$(33,153)

Balance at December 31, 2001	26,767,837	268	361,067	—	17	(135,325)
Issuance of common stock in connection with exercise of stock options	149,873	2	881	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	138,777	1	1,346	—	—	—
Net change in unrealized gains from marketable securities	—	—	—	—	231	—	$231
Net loss	—	—	—	—	—	(24,050)	(24,050)

Comprehensive loss	—	—	—	—	—	—	$(23,819)

Balance at December 31, 2002	27,056,487	271	363,294	—	248	(159,375)
Issuance of common stock in connection with exercise of stock options	28,425	—	118	—	—	—
Issuance of common stock in connection with Employee Stock Purchase Plan	119,072	1	604	—	—	—
Issuance of common stock in connection with TherImmune acquisition	3,927,214	39	19,361	—	—	—
Net change in unrealized losses from marketable securities	—	—	—	—	(201)	—	$(201)
Net loss	—	—	—	—	—	(24,771)	(24,771)

Comprehensive loss	—	—	—	—	—	—	$(24,972)

Balance at December 31, 2003	31,131,198	$311	$383,377	$—	$47	$(184,146)

The accompanying notes are an integral part of these consolidated financial statements.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(24,771)	$(24,050)	$(33,170)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	16,778	13,535	11,034
Amortization of goodwill	—	—	1,524
Amortization of deferred compensation	—	—	738
Net loss from investment in unconsolidated investees	—	—	2,322
Gain from the sale of equity investment	—	(250)	—
Write-down of equity investments	4,268	753	2,495
Loss on abandonment of patent costs	257	1,147	—
Other non-cash expense	—	—	127
Loss on disposal of property and equipment	56	71	45
Changes in Operating Assets and Liabilities:
Accounts receivable, net and unbilled services	(2,532)	(2,333)	745
Inventory, net	3,956	(2,839)	(3,802)
Prepaids and other assets	(150)	3,140	2,345
Accounts payable	(5,056)	(254)	2,572
Litigation settlement payable	—	—	(9,000)
Accrued expenses and other noncurrent liabilities	1,676	213	(3,370)
Deferred revenue	(2,282)	(9,249)	8,235

Net Cash Flows From Operating Activities	(7,800)	(20,116)	(17,160)

Cash Flows From Investing Activities:
Purchases of property and equipment	(4,157)	(1,944)	(8,349)
Sale (Purchase) of equity investments	—	1,250	(753)
Purchases of licenses and patent costs	(710)	(1,810)	(995)
Software development costs	(6,596)	(7,141)	(6,200)
Database upgrade costs	—	(3,885)	(167)
Repayments of (Increase in) notes receivable from employees	37	57	(30)
Cash paid to acquire TherImmune Research Corporation, net of cash acquired	(30,433)	—	—
Proceeds from sale and maturity of marketable securities available-for-sale	140,219	79,870	—
Purchase of marketable securities available-for sale	(143,380)	(70,239)	(69,528)

Net Cash Flows From Investing Activities	(45,020)	(3,842)	(86,022)

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock	723	2,230	4,067
Proceeds from exercise of warrant	—	—	534
Proceeds from issuance of note payable	—	450	—
Cash used to repay TherImmune Research Corporation debt	(6,017)	—	—
Repayments of capital lease obligations and equipment loans	(125)	(38)	(2,628)

Net Cash Flows From Financing Activities	(5,419)	2,642	1,973

Net Decrease in Cash and Cash Equivalents	(58,239)	(21,316)	(101,209)
Cash and Cash Equivalents, beginning of period	106,957	128,273	229,482

Cash and Cash Equivalents, end of period	$48,718	$106,957	$128,273

Supplemental Disclosure:
Taxes paid	$2,209	$1,316	$463

Interest paid	$48	$16	$153

Non-Cash Transactions:
Issuance of Common Stock in TherImmune Research Corporation acquisition	$19,400	$—	$—

Equity investments received as payments for GeneExpress subscriptions	$3,186	$1,000	$—

Promissory note received from sale of investment	$—	$—	$2,654

Spin-off of assets to unconsolidated investee	$—	$—	$871

The accompanying notes are an integral part of these consolidated financial statements.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
(in thousands, except share and per share data)

Note 1 —	Organization and summary of significant accounting policies

Description of Business

      Gene Logic Inc. and its wholly owned subsidiary, Gene Logic Laboratories Inc., formerly TherImmune Research Corporation, (collectively the “Company”) is a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide, as well as U.S. Government entities. The Company’s services are organized into two business segments: information services and contract study services. The information services business is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. The contract study services business consists of services related to drug development, including primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

Basis of Presentation and Principles of Consolidation

      On April 1, 2003, TherImmune Research Corporation (“TherImmune”) was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp., later renamed Gene Logic Laboratories Inc. (“Gene Logic Labs”). The acquisition of TherImmune has been accounted for under the purchase method of accounting, and consolidated financial statements herein reflect the inclusion of Gene Logic Lab’s operating results since the acquisition date. The consolidated financial statements for the year ended December 31, 2001 include the accounts of Gene Logic Inc. and its wholly owned subsidiary, Gene Logic Acquisition Corp. (“GLAC”). The Company and GLAC were merged in the fourth quarter of 2001. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

      The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $24,972, $23,819 and $33,153 for the years ended December 31, 2003, 2002 and 2001, respectively.

Concentration of Credit Risk

      Cash, cash equivalents and marketable securities available-for-sale are financial instruments that potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in money market funds, commercial paper, corporate bonds and securities issued by the U.S. Government and its agencies and, by policy, seeks to ensure both liquidity and safety of principal. The policy also limits investments to certain types of instruments issued by institutions with strong

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Cash and Cash Equivalents

      Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31 are comprised of:

	2003	2002

Cash	$3,258	$2,306
Money market funds	11,489	104,651
Commercial paper	33,971	—

Total	$48,718	$106,957

Marketable Securities Available-for-Sale

      All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. In 2003, marketable securities were sold for total proceeds of $65,114, resulting in realized gains and losses of $364 and $37, respectively. In 2002 and 2001, realized gains and/or losses resulting from the sale of marketable securities were immaterial.

      As of December 31, 2003, the Company’s investment portfolio consisted of commercial paper, corporate bonds and mortgage-backed securities of U.S. Government agencies. All marketable securities had original maturities greater than 90 days, but less than two years. All investments in corporate bonds mature in 2005. All marketable securities with a gross unrealized loss as of December 31, 2003 have been in an unrealized loss position for less than 12 months. The Company reviews marketable securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold the investment to recovery and the financial strength and specific prospects of the issuer of the security. As of December 31, 2003, all of the Company’s investments were classified as current because the Company may not hold its investments until maturity in order to take advantage of market conditions. Marketable securities available-for-sale as of December 31 are comprised of:

	2003				2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

Commercial paper	$29,964	$—	$(30)	$29,934	$—	$—	$—	$—
Corporate bonds	5,004	—	(1)	5,003	7,769	63	—	7,832
U.S. Government securities	—	—	—	—	4,998	53	—	5,051
U.S. Government mortgage-backed securities	28,090	81	(3)	28,168	47,130	132	—	47,262

Total	$63,058	$81	$(34)	$63,105	$59,897	$248	$—	$60,145

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for Doubtful Accounts Receivable

      The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled receivables to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from the Company’s estimates, due primarily to collection policies and the financial strength of the Company’s customers. Receivables that are ultimately deemed uncollectible are written-off as a reduction of receivables and the allowance for doubtful accounts.

Inventory

      Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. Inventory as of December 31 is comprised of:

	2003	2002

Microarrays	$1,243	$3,695
Laboratory reagents	866	803
Tissue samples	3,865	5,018

	5,974	9,516
Less — tissue sample reserves	(994)	(580)

Inventory, net	$4,980	$8,936

Property and Equipment

      Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Furniture	10 years
Computer and office equipment	1-5 years
Laboratory equipment	5-10 years
Leasehold improvements	Lesser of the lease term or the useful life

Long-Term Investments

      The Company has made equity investments in companies whose businesses may be complementary to the Company’s business. Investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or losses are included in operations to the extent the Company has an investment in the investee recorded as an asset. The Company accounts for its other investments under the cost method of accounting, as the Company holds less than 20% of the voting stock outstanding under such arrangements and does not exert significant influence over these companies.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      Goodwill, from the acquisitions of TherImmune in 2003 and Oncormed, Inc. in 1998, represents the excess of the purchase price over the fair value of the net assets acquired.

      The Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002 and, as a result, discontinued the amortization of goodwill; therefore, since January 1, 2002, no amortization has been recorded. Based on the initial impairment test performed as of January 1, 2002 and the subsequent annual impairment tests at October 1, 2003 and 2002, no impairment existed in the carrying value of goodwill.

Intangibles and Other Assets

      Intangibles and other assets consist primarily of licenses, patent costs, software development costs, customer relationships and database upgrade costs.

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

      Patent costs include issued patents and patent applications and are stated at cost. Amortization of issued patent costs is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years. The Company wrote-off certain patent costs in the amount of $257 and $1,147 during 2003 and 2002, respectively, after determining that the technologies underlying such patents and applications would no longer be utilized in the Company’s business.

      In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company has capitalized certain software development costs incurred in developing software upon the demonstration of technological feasibility. The Company ceases capitalizing such costs when the software is available for general release to our customers. Software development costs are being amortized, over their expected useful life of three years, upon release of the software or upgrades.

      In connection with the TherImmune acquisition, the Company recorded the estimated fair value of acquired customer relationships as an intangible asset, and such intangible asset is being amortized on a straight-line basis over 24 months, which is the Company’s estimate of the aggregate expected term of its customer relationships at the date of acquisition.

      Database upgrade costs include purchases of data to integrate into the Company’s GeneExpress System and upgrades of existing gene expression data utilizing Affymetrix’s most recent microarrays. Costs capitalized from upgrades are primarily microarrays and related reagents. These costs are capitalized and amortized over their expected useful life of three and two years, respectively, upon release of the update.

Impairment of Long-Lived Assets

      Long-lived assets, consisting principally of property and equipment, long-term investments and intangible assets (including licenses, patent costs, software development costs, customer relationships and database upgrade costs), are evaluated for possible impairment through a review of undiscounted expected future cash flows. If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      Research and development costs are charged to operations when incurred or acquired.

Database Production

      Costs related to the acquisition and processing of tissues and overhead expenses needed to support the GeneExpress System are expensed as incurred. These costs include direct labor, microarrays, tissues, licensing agreements, reagents, outside consultants and overhead.

Revenue Recognition

      Information services revenue consists primarily of subscription fees earned under subscription agreements for all or parts of the Company’s gene expression reference database, the GeneExpress System. Each of the subscription agreements with our GeneExpress System customers is typically for a specific multi-year term. The Company’s revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the GeneExpress System. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement.

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

      Contract study services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, the Company derives revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

      Unbilled services are recorded for revenue recognized to date that has not been billed to the customer pursuant to the contractual terms. Typically, the Company’s arrangements require that payments be made in advance, upon the achievement of milestones or in accordance with predetermined payment schedules. Deferred revenue is recorded for cash received from customers for whom services have not yet been performed as of the balance sheet date.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Plans

      At December 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s 1997 Equity Incentive Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date; stock issued under the Employee Stock Purchase Plan is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of either the fair value of the shares at the time of purchase or the fair value at the employee’s eligibility date.

      The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation for the years ended December 31:

	2003	2002	2001

Net loss, as reported	$(24,771)	$(24,050)	$(33,170)
Add: Stock-based employee compensation expense included in reported net loss	—	—	738
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(8,290)	(15,336)	(25,821)

Pro forma net loss	$(33,061)	$(39,386)	$(58,253)

Basic and diluted net loss per share:
As reported	$(0.82)	$(0.89)	$(1.25)
Pro forma	$(1.10)	$(1.47)	$(2.19)

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2003, 2002 and 2001, with the following assumptions:

	2003	2002	2001

Expected volatility	69%	71%	76%
Risk-free interest rate	1.61% to 2.58%	2.04% to 4.42%	2.99% to 4.69%
Expected lives	3 years	3 years	3 years
Dividend rate	0%	0%	0%

  Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

  New Accounting Pronouncements

      In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), which supercedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21. Additionally, SAB 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have an impact on the Company’s consolidated financial position or results of operations.

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

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). The objective of Interpretation No. 46 is to improve financial reporting by companies involved with variable interest entities. The Interpretation requires variable interest entities to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Interpretation No. 46 is effective immediately for arrangements entered into or modified after January 31, 2003 and will be applied to all arrangements entered into or modified before February 1, 2003 during the quarter ending March 31, 2004. The initial adoption of Interpretation No. 46 for arrangements entered into or modified after January 31, 2003 did not have any impact on the Company’s financial position or results of operations. The Company is still evaluating the impact of Interpretation No. 46 for all arrangements entered into prior to February 1, 2003; however, the Company does not anticipate that the impact of these arrangements will have a material effect on the Company’s financial position or results of operations.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted Statement No. 150 on July 1, 2003, with no effect on the Company’s financial position or results of operations.

Note 2 — Acquisition of TherImmune

      On February 25, 2003, the Company announced an agreement to acquire TherImmune, a privately held contract study services company, in order for the Company to: 1) expand its drug discovery and development services capabilities; and 2) enhance its revenue growth and accelerate the time to profitability.

      On April 1, 2003, the Company acquired by merger 100% of the outstanding common stock of TherImmune for a total purchase price of $51,081, which consisted of cash paid of $30,405 to TherImmune securityholders, 3,927,214 shares of Gene Logic Common Stock, valued at $19,400, issued to TherImmune shareholders, and approximately $1,276 in transaction costs. The value of the shares issued was based on the average market price of the Company’s Common Stock surrounding the measurement date. Approximately 5% of the total consideration is being held in escrow at least through October 1, 2004 to satisfy potential indemnification obligations of the TherImmune securityholders.

      The acquisition was recorded using the purchase method of accounting, and the Consolidated Statements of Operations reflect the inclusion of TherImmune’s operating results since the acquisition date. The total purchase price was allocated as follows:

Current assets	$8,103
Property and equipment	11,130
Customer relationships (estimated useful life, 2 years)	2,500
Liabilities assumed	(13,682)
Goodwill (allocated to contract study services segment)	43,030

$51,081

      The following unaudited pro forma financial information gives effect to Gene Logic’s acquisition by merger of TherImmune as if the transaction had occurred at January 1 and is based on the historical statements of Gene Logic and TherImmune during the years ended December 31:

	2003	2002

Total revenue	$75,218	$79,381
Net loss	(26,080)	(25,269)

Basic and diluted net loss per share	$(0.84)	$(0.82)
Weighted average shares outstanding	31,081	30,875

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

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Property and equipment

      Property and equipment includes the following as of December 31:

	2003	2002

Furniture	$2,062	$1,495
Computer and office equipment	13,094	13,142
Laboratory equipment	15,400	9,550
Leasehold improvements	15,945	8,269

	46,501	32,456
Less — accumulated depreciation and amortization	(22,590)	(17,686)

Property and equipment, net	$23,911	$14,770

      Depreciation expense was $6,094, $5,451 and $5,405 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 4 — Long-term investments

      During 2000, the Company purchased a 26.7% voting stock interest in Neuralstem, a privately held unconsolidated investee. The investment was accounted for under the equity method of accounting. Through April 30, 2001, the Company recorded its equity share of losses of Neuralstem and intercompany transactions were eliminated in the accompanying financial statements. Effective April 30, 2001, the Company’s voting stock interest was reduced to 14.8% and the Company began accounting for its investment in Neuralstem under the cost method of accounting. The financial statements do not reflect any additional share of Neuralstem’s losses or elimination of intercompany sales and expenses after such date. The Company’s equity share of losses of Neuralstem was $1,492 through April 30, 2001. During 2003 and 2001, the Company recorded a $4,268 and $2,495 write-down of its investment in Neuralstem, respectively, due to a decline in Neuralstem’s estimated market value that was deemed to be other than temporary. The 2003 write-down represented the remaining book value of this investment.

      In November 2003, MetriGenix, Inc. (“MetriGenix”) sold substantially all of its assets for cash to a privately held company (the “Buyer”). The proceeds of sale were used to satisfy MetriGenix’s then known liabilities. In connection with the sale, the Company consented to the assignment to Buyer of a fully paid BioExpress subscription with a term through December 31, 2006, which thereafter renews automatically on an annual basis unless either party elects not to renew, under which no additional fees are payable for the subscription so long as the Company owns 15% of the outstanding stock of Buyer. In consideration for the consent to the assignment, the Company received convertible preferred stock of Buyer, valued at $2,911, representing 15.3% of the equity of the Buyer, and a warrant, valued at $275, exercisable at $0.0001 per additional share, intended to enable the Company to maintain a 15% equity interest in Buyer. If the Company’s equity interest is diluted below 15%, the Buyer must either terminate the subscription agreement or pay fees for the subscription. The Company may not terminate the subscription prior to December 31, 2006, except in the event of a breach by Buyer. The Company also received the right to appoint a person to the Board of Directors of the Buyer. The Company accounts for its investment in the Buyer using the cost method of accounting and is recording the investment value, $3,186, as revenue over the estimated term of the subscription agreement of approximately three years. During 2003, the Company recorded $96 in revenue relating to the subscription agreement.

      During 2001, the Company recorded 100% of MetriGenix’s losses up to the value of the Company’s contribution, $871, using the equity method of accounting. As the Company’s investment in MetriGenix has been reduced to zero at December 31, 2001 and there is no guarantee or commitment to provide future

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funding, the Company does not expect to record additional losses related to this investment in the future. The Company also entered into certain agreements with MetriGenix including a subscription to GeneExpress and to provide certain administrative services and subleased space. No revenue was recorded related to the subscription in 2002 and 2001. In 2003, 2002 and 2001, the Company received fees of $678, $793 and $256, respectively, for the reimbursement of costs associated with providing administrative services and subleased space.

      Under an agreement with Avalon Pharmaceuticals, Inc. (“Avalon”), the Company received convertible preferred stock in 1999 and 2002 as partial payment for a subscription to the GeneExpress System. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of Avalon’s voting stock outstanding and does not exert significant influence over Avalon. During 2002, the Company sold 50% of its Avalon holdings for a gain of $250. At December 31, 2003 and 2002, the value of the Company’s investment in Avalon was $1,000.

      During 2002, the Company recorded a $753 write-down of its investment in Metabometrix, Ltd. (“Metabometrix”) due to a decline in Metabometrix’ estimated market value that was deemed to be other than temporary. The Company accounts for this investment under the cost method of accounting, as the Company holds less than 10% of Metabometrix’s voting stock outstanding and does not exert significant influence over Metabometrix. The 2002 write-down represented the remaining book value of this investment.

Note 5 — Intangible assets

      As of January 1, 2002, the Company adopted SFAS 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets. This Standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but tested for impairment on a periodic basis.

      In accordance with SFAS 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net loss and net loss per share to the pro forma amounts adjusted for the exclusion of goodwill amortization for the years ended December 31 is as follows:

	2003	2002	2001

Reported net loss	$(24,771)	$(24,050)	$(33,170)
Add: Goodwill amortization	—	—	1,524

Pro forma adjusted net loss	$(24,771)	$(24,050)	$(31,646)

Basic and diluted net loss per share:
Reported net loss	$(0.82)	$(0.89)	$(1.25)
Add: Goodwill amortization	—	—	0.06

Pro forma adjusted net loss	$(0.82)	$(0.89)	$(1.19)

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding the Company’s other intangible assets at December 31 is as follows:

	2003	2002

Carrying amount:
Licenses	$9,190	$8,966
Patent costs	2,448	2,228
Software development costs	19,937	17,998
Customer relationships	2,500	—
Database upgrade costs	4,053	5,738

Total carrying amount	$38,128	$34,930

Accumulated amortization:
Licenses	$6,064	$4,491
Patent costs	174	129
Software development costs	7,796	6,773
Customer relationships	937	—
Database upgrade costs	3,207	2,443

Total accumulated amortization	$18,178	$13,836

Net carrying value:
Licenses	$3,126	$4,475
Patent costs	2,274	2,099
Software development costs	12,141	11,225
Customer relationships	1,563	—
Database upgrade costs	846	3,295

Total net carrying value	$19,950	$21,094

      Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $10,684, $8,084 and $5,629, respectively, including amortization of software development costs of $5,680, $4,349 and $2,282, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows:

2004	$9,852
2005	5,577
2006	2,180
2007	58
2008	22

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Accrued expenses

      Accrued expenses consist of the following as of December 31:

	2003	2002

Property additions	$1,998	$89
Professional fees	511	804
Accrued vacation	1,715	1,433
Payroll, taxes and other benefits	2,167	2,713
Consulting fees	150	148

Accrued expenses	$6,541	$5,187

Note 7 — Long-term debt

      Long-term debt as of December 31 consists of the following:

	2003	2002

Facility loan — bearing interest at 5.0% per annum and due in quarterly installments through September 2009	$260	$300
Facility loan — bearing interest at 4.5% and is due upon demand	450	450

	710	750
Less — current portion	(492)	(40)

Long-term debt	$218	$710

      As of December 31, 2003, principal payments on long-term debt for the years ending December 31 are as follows:

2004	$492
2005	44
2006	47
2007	49
2008	51
2009	27

$710

      Interest expense was $48, $16 and $153 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 8 — Income taxes

      Income tax expense reflected in the consolidated statements of operations represents withholding taxes on certain payments by foreign customers. The actual income tax expense for the years ended December 31, 2003, 2002 and 2001 is different from the amount computed by applying the statutory federal income tax rates

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to losses before income tax expense. The reconciliation of these differences for the years ended December 31 is as follows:

	2003	2002	2001

Tax benefit at federal statutory rate	$(7,658)	$(8,177)	$(11,279)
State income taxes, net of federal income tax effect	(1,041)	(1,111)	(1,527)
Benefit from stock option compensation	—	(488)	(1,723)
Other	(400)	1,368	1,554
Increase in valuation allowance	11,345	9,900	13,508

Income tax expense	$2,246	$1,492	$533

      The tax effect of cumulative temporary differences at December 31 is as follows:

	2003	2002

Deferred Tax Assets:
NOL and tax credit carryforwards	$85,055	$73,463
Contract revenue	1,777	1,494
Net loss in unconsolidated investee	3,799	2,150
Depreciation	523	917
Accrued vacation	726	507
Other	3,164	1,056

	95,044	79,587
Less — valuation allowance	(86,578)	(75,028)

Net deferred tax assets	$8,466	$4,559

Deferred Tax Liabilities:
Capitalized software costs	$6,883	$4,335
Unrealized gains	96	96
Other	1,487	128

Net deferred tax liabilities	$8,466	$4,559

      At December 31, 2003, Net Operating Loss carryforwards (“NOLs”) for income tax purposes were $203,688, including approximately $1,300 and $30,000 related to the acquisitions of TherImmune and Oncormed, respectively. The Company also has research and development tax credit carryforwards of $6,390 as of December 31, 2003. The carryforwards, if not utilized, will expire in increments from 2008 through 2023. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 9 — Commitments and contingencies

     Operating Leases

      The Company conducts all of its operations from leased facilities in Gaithersburg, Maryland and Berkeley, California, under operating leases with varying terms expiring through 2013. These leases obligate the Company to pay building operating costs and also contain renewal provisions which may extend their term.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under all operating lease agreements for the years ending December 31 are as follows:

2004	$4,690
2005	4,790
2006	4,921
2007	4,818
2008	3,224
2009 and thereafter	9,136

$31,579

      Rent expense for the years ended December 31, 2003, 2002 and 2001, was $4,476, $2,939 and $2,759, respectively.

     Capital Leases

      The Company leases certain equipment under capital leases. Capital leases are recorded at the present value of the future minimum lease payments. Future minimum capital lease payments under all capital lease agreements for the years ending December 31 are as follows:

2004	$160
2005	160
2006	156
2007	61

537
Less — amounts representing interest (weighted average effective rate of 8.9%)	(73)

Present value of net minimum lease payments	464
Less — current portion of lease obligations	(124)

Long term portion of capital lease obligation	$340

     Contingencies

      Clinical trials or the manufacturing, marketing and sale of any of the Company’s customers’ potential therapeutic or diagnostic products may expose the Company to liability claims from the use of such products. The Company currently maintains professional liability insurance and believes that its insurance coverage is adequate to cover any potential liabilities.

     Commitments

      The Company incurs payment obligations under its supply and license agreement with Affymetrix, Inc. In 2004 and 2005, the Company’s annual payment obligation will be $4,000, plus any applicable royalties and purchases of microarrays and associated instrumentation and software in accordance with the terms of the agreement.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Litigation

      The Company is not subject to any pending material litigation.

Note 10 — 401(k) Retirement Plan

      During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, all employees 18 years of age or older and with at least one day of service with the Company are eligible, starting on the calendar quarter, to contribute up to 15% of their combined salary and bonus. Employee contributions are 100% vested. Prior to 2004, the Company was not required to and did not make any contributions to the 401(k) Plan. Beginning in 2004, the Company will make a matching contribution.

Note 11 — Segment information

      On April 1, 2003, the Company began managing its business as two business segments: information services and contract study services. Prior to this date, the Company operated as one business segment, information services. Information services is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. Contract study services consists of services related to drug development including, primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

      The following table presents the results of operations by segment used by management to evaluate performance. Information services segment operating loss is determined by revenue for this segment less database production and research and development expenses. Contract study services segment operating income is determined by revenue for this segment less costs related to contract studies. The Company does not identify or allocate, nor does management evaluate, selling, general and administrative expenses and assets by business segment. Inter-segment transactions are eliminated in the determination of segment operating income (loss). Amortization and depreciation is allocated by business segment as identified below. The following table sets forth information on reportable segments for the years ended December 31:

	2003	2002	2001

Information Services
Revenue	$51,960	$54,848	$43,328
Operating loss(1)	(198)	(5,460)	(15,701)
Contract Study Services
Revenue	$17,559	$—	$—
Operating income(2)	2,160	—	—

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of segment operating income (loss) to net loss before income tax expense for the years ended December 31 is as follows:

	2003	2002	2001

Segment Operating income (loss)
Information services	$(198)	$(5,460)	$(15,701)
Contract study services	2,160	—	—

	1,962	(5,460)	(15,701)
Selling, general and administrative expenses	22,198	19,734	19,323
Amortization of goodwill	—	—	1,524
Interest (income), net	(1,979)	(3,139)	(8,645)
Other (income) expense	—	(250)	(83)
Write-down of equity investments	4,268	753	2,495

Net loss before income tax expense	$(22,525)	$(22,558)	$(30,315)

(1)	Includes an allocation of amortization and depreciation of $13,724, $12,643 and $12,009 for the years ended December 31, 2003, 2002 and 2001, respectively.

(2)	Includes an allocation of amortization and depreciation of $1,172 for the year ended December 31, 2003.

      For 2003 and 2002, no customer accounted for 10% or more of the Company’s revenue; however, during 2001, two customers accounted for 16% and 11%, respectively, of the Company’s revenue. The following is a breakdown of the Company’s total revenue by geographic region:

	North America	Pacific Rim	Europe

December 31, 2003	48%	34%	18%
December 31, 2002	46%	34%	20%
December 31, 2001	63%	22%	15%

Note 12 — Stock-based compensation

      During 1997, the Company instituted a stock plan (the “Stock Plan”), which has been amended. The Stock Plan replaced a similar plan adopted in 1996. Under the Stock Plan, the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant options, award stock bonuses or provide opportunities to make direct purchases of restricted stock to employees, certain directors and consultants of the Company and related corporations. The Stock Plan authorizes the grant of options for up to 10,600,000 shares of Common Stock. In 2002, the Board of Directors amended the Stock Plan to eliminate future stock bonuses and grants of restricted stock. At December 31, 2003, there were 2,684,367 shares available for issuance under the Stock Plan.

      During 1997, the Company adopted a Directors’ stock plan (the “Directors’ Plan”) to provide for granting of options to non-employee directors of the Company. The Directors’ Plan is administered by the Committee which is authorized to grant options of up to 575,000 shares of Common Stock. At December 31, 2003, there were 237,500 shares available for issuance under the Directors’ Plan. Options are to be granted at the fair market value of the Common Stock at the grant date.

      The options, awards and opportunities to purchase stock under the Stock Plan and the Directors’ Plan expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years from such grant date.

      During 1997, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 1,250,000 shares of Common Stock. The Purchase Plan allows employees to purchase shares

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the date an Offering began (or, if later, the date during the Offering when the employee was first eligible to participate). In 2002, the Board imposed a limit of 600 shares per purchaser per purchase date. At December 31, 2003, there were 631,007 shares available for issuance under the Purchase Plan.

      The following is a roll forward of option activity for the years ended December 31, 2003, 2002 and 2001:

		Shares Subject to
		Outstanding Options

	Shares		Weighted
	Available		Average
	For Grant	Shares	Exercise Price

Balance at January 1, 2001	1,745,074	4,537,766	$25.16
Options granted	(1,657,657)	1,657,657	$16.10
Options exercised	—	(515,857)	$4.31
Options cancelled	681,160	(681,160)	$40.46

Balance at December 31, 2001	768,577	4,998,406	$22.23
Additional authorization	1,250,000	—	$—
Options granted	(496,600)	496,600	$13.95
Options exercised	—	(149,873)	$5.88
Options cancelled	2,705,297	(2,705,297)	$31.77

Balance at December 31, 2002	4,227,274	2,639,836	$11.83
Additional authorization	1,000,000	—	$—
Options granted	(2,826,864)	2,826,864	$6.62
Options exercised	—	(28,425)	$4.14
Options cancelled	521,457	(521,457)	$15.82

Balance at December 31, 2003	2,921,867	4,916,818	$8.46

      Options to purchase a total of 3,988,802, 2,092,207 and 2,961,240 at December 31, 2003, 2002 and 2001, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $3.14, $6.85 and $8.43, respectively.

      During 2002, the Company initiated a tender offer for outstanding stock options held by employees of the Company. Under the terms of the tender offer, eligible employees could tender stock options that were granted with an exercise price equal to or greater than $11.00 per share, subject to additional requirements for any stock option granted after May 4, 2002. Once tendered and accepted, the old stock options were cancelled and each employee who tendered stock options was entitled, subject to meeting certain conditions, to receive new stock options for 80% of the number of shares available under the cancelled stock options at the fair market value on the date of grant. One of the conditions to receiving the new stock options was that the individual was required to be employed by the Company on the date of grant. Of the eligible stock options, options for 2,290,207 shares were tendered and cancelled, and on June 13, 2003, the Company granted new options for 1,794,847 shares with an exercise price of $7.21, the fair value on the date of grant.

GENE LOGIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2003	Life	Price	2003	Price

$0.15—$4.50	800,592	4.5 Years	$3.14	800,592	$3.14
$4.51—$6.00	1,191,509	7.7 Years	$5.14	669,395	$5.06
$6.01—$7.21	1,983,093	7.0 Years	$7.16	1,784,388	$7.18
$7.21—$62.88	941,624	7.4 Years	$19.89	734,427	$22.27

$0.15—$62.88	4,916,818	6.8 Years	$8.46	3,988,802	$8.79

Note 13 — Related party transactions

      In connection with the formation of MetriGenix, affiliates of two members of the Company’s Board of Directors purchased an aggregate of 73.3% of MetriGenix’s preferred stock and the Company entered into certain agreements with MetriGenix, including a subscription to the GeneExpress System from which the Company derived no revenue in 2002 and 2001 and to provide certain administrative services and subleased space (see Note 4). Fees charged to MetriGenix for administrative services and subleased space totaled $678, $793 and $256 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, certain executive officers and a director of the Company purchased restricted shares of common stock of MetriGenix and the Company issued promissory notes to four of these executive officers representing loans issued to them to fund payment for the shares. As of December 31, 2003, all loans had been satisfied in accordance with their terms.

Note 14 — Quarterly results of operations (unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

	March 31	June 30	September 30	December 31

2003
Revenue	$12,724	$19,432	$17,710	$19,653
Net loss	$(5,801)	$(3,970)	$(10,111)	$(4,889)

Basic and diluted net loss per share	$(0.21)	$(0.13)	$(0.33)	$(0.16)

2002
Revenue	$11,842	$14,066	$14,185	$14,755
Net loss	$(7,533)	$(4,380)	$(6,957)	$(5,180)

Basic and diluted net loss per share	$(0.28)	$(0.16)	$(0.26)	$(0.19)

GENE LOGIC INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

December 31, 2003, 2002 and 2001

(in thousands)

Reserve for tissue samples:

	Balance at
	Beginning	New	Balance at
	of Year	Reserves	End of Year

December 31, 2003	$580	$414	$994
December 31, 2002	234	346	580
December 31, 2001	—	234	234

Allowance for doubtful accounts:

	Balance at		Reserves
	Beginning	New	Due to	Accounts	Adjustment	Balance at
	of Year	Reserves	Acquisition(1)	Written-Off	to Reserves	End of Year

December 31, 2003	$—	$28	$449	$(334)	$(86)	$57
December 31, 2002	—	—	—	—	—	—
December 31, 2001	—	—	—	—	—	—

Notes:

(1)	Reserve recorded in connection with the acquisition of TherImmune Research Corporation.