Form 10-Q
period 2004-03-31
GENE LOGIC INC
filed 2004-05-10
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________to _______________.

Commission File Number 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Professional Drive
Gaithersburg, Maryland 20879
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,448,091 as of April 30, 2004.

GENE LOGIC INC.

2.

2.

PART I     FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,666	$48,718
Marketable securities available-for-sale	57,176	63,105
Accounts receivable, net of allowance of $107 and $57 in 2004 and 2003, respectively	7,113	8,484
Unbilled services	4,365	4,745
Inventory, net	4,287	4,980
Prepaid expenses	2,203	1,966
Other current assets	1,323	1,480

Total current assets	130,133	133,478
Property and equipment, net	23,097	23,911
Long-term investments	4,239	4,239
Goodwill	45,707	45,707
Intangibles, net	18,011	19,950
Other assets	73	81

Total assets	$221,260	$227,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,784	$6,676
Accrued expenses	6,752	6,541
Current portion of capital lease obligations	127	124
Current portion of long-term debt	493	492
Deferred revenue	7,882	8,630

Total current liabilities	21,038	22,463
Deferred revenue	1,897	2,346
Capital lease obligations, net of current portion	307	340
Long-term debt, net of current portion	207	218
Other noncurrent liabilities	2,475	2,410

Total liabilities	25,924	27,777

Commitments and contingencies	–	–
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued
and outstanding as of March 31, 2004 and December 31, 2003	–	–
Common stock, $.01 par value; 60,000,000 shares authorized; 31,448,091 and 31,131,198
shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	315	311
Additional paid-in capital	384,591	383,377
Accumulated other comprehensive income	86	47
Accumulated deficit	(189,656)	(184,146)

Total stockholders' equity	195,336	199,589

Total liabilities and stockholders' equity	$221,260	$227,366

The accompanying notes are an integral part of these consolidated financial statements.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenue:
Information services	$13,810	$12,724
Contract study services	6,411	–

Total revenue	20,221	12,724
Expenses:
Cost of contract study services	5,946	–
Database production	12,655	13,611
Research and development	362	597
Selling, general and administrative	6,467	4,453

Total expenses	25,430	18,661

Loss from operations	(5,209)	(5,937)
Interest (income), net	(311)	(662)

Net loss before income tax expense	(4,898)	(5,275)
Income tax expense	612	526

Net loss	$(5,510)	$(5,801)

Basic and diluted net loss per share	$(0.18)	$(0.21)

Shares used in computing basic and diluted net loss per share	31,268	27,105

The accompanying notes are an integral part of these consolidated financial statements.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

[CD to check #s against changes in B/S]	Three Months Ended March 31,

	2004	2003

Cash Flows From Operating Activities:
Net loss	$(5,510)	$(5,801)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	4,478	3,735
Loss on abandonment of patent costs	101	72
Loss on disposal of property and equipment	7	–
Changes in Operating Assets and Liabilities:
Accounts receivable, net and unbilled services	1,751	(637)
Inventory, net	693	1,895
Prepaids and other assets	(72)	(1,694)
Accounts payable	(892)	(4,606)
Accrued expenses and other noncurrent liabilities	276	(34)
Deferred revenue	(1,197)	(844)

Net Cash Flows From Operating Activities	(365)	(7,914)

Cash Flows From Investing Activities:
Purchases of property and equipment	(781)	(172)
Purchases of licenses and patent costs	(101)	(182)
Software development costs	(951)	(1,791)
Proceeds from sale and maturity of marketable securities available-for-sale	34,950	54,391
Purchase of marketable securities available-for sale	(28,982)	(30,459)

Net Cash Flows From Investing Activities	4,135	21,787

Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock	1,218	379
Repayments of capital lease obligations and equipment loans	(40)	(10)

Net Cash Flows From Financing Activities	1,178	369

Net Increase in Cash and Cash Equivalents	4,948	14,242
Cash and Cash Equivalents, beginning of period	48,718	106,957

Cash and Cash Equivalents, end of period	$53,666	$121,199

Supplemental Disclosure:
Taxes paid	$569	$362

Interest paid	$13	$4

The accompanying notes are an integral part of these consolidated financial statements.

5.

Gene Logic Inc.

Notes to Financial Statements
March 31, 2004
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

     Gene Logic Inc. including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation) and Gene Logic Ltd. (our United Kingdom subsidiary) (collectively “Gene Logic” or the “Company”) is a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities. The Company’s services are organized into two business segments: information services and contract study services. The information services business is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. The contract study services business consists of services used in drug development, including primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

Basis of Presentation

     On April 1, 2003, TherImmune Research Corporation (“TherImmune”) was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp., later renamed Gene Logic Laboratories Inc. (“Gene Logic Labs”). The acquisition of TherImmune has been accounted for under the purchase method of accounting and consolidated financial statements herein reflect the inclusion of Gene Logic Labs’ operating results since the acquisition date. During the first quarter of 2004, Gene Logic Ltd. was formed in the United Kingdom to provide sales and customer service support in Europe as part of the Company’s strategy for international expansion. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2004, consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

6.

Inventory

     Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. Inventory is comprised of:

	March 31, 2004	December 31, 2003

Microarrays	$1,399	$1,243
Laboratory reagents	691	866
Tissue samples	3,398	3,865

	5,488	5,974
Less – tissue sample reserves	(1,201)	(994)

Inventory, net	$4,287	$4,980

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss, which included unrealized gains or losses in the Company’s marketable securities available-for-sale, was $5,471 and $5,870 for the three months ended March 31, 2004 and 2003, respectively.

Stock Option Plans

     At March 31, 2004, the Company has two stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s 1997 Equity Incentive Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date; common stock issued under the Employee Stock Purchase Plan is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the date an Offering, as defined under the plan, began (or, if later, the date during the Offering when the employee was first eligible to participate).

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended March 31:

	2004	2003

Net loss, as reported	$(5,510)	$(5,801)
Add: Stock-based employee compensation expense included in
reported net loss	–	–
Deduct: Stock-based employee compensation expense determined
under fair value based method for all awards	(663)	(659)

Pro forma net loss	$(6,173)	$(6,460)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.21)
Pro forma	$(0.20)	$(0.24)

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary. Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003. The Company has investments in several variable interest entities; however, the Company is not a primary beneficiary in any entity. Accordingly, the adoption of Interpretation No. 46 had no impact on the Company’s financial position or results of operations.

7.

Note 2 — Segment information

     On April 1, 2003, the Company began managing its business as two business segments: information services and contract study services. Prior to this date, the Company operated as one business segment, information services. Information services is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. Contract study services consists of services used in drug development including, primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

     The following table presents the results of operations by these segments used by management to evaluate performance. The information services segment operating income (loss) consists of revenue for this segment less database production and research and development expenses. The contract study services segment operating income consists of revenue for this segment less costs related to contract studies. The Company does not identify or allocate, nor does management evaluate, selling, general and administrative expenses and assets by business segment. Inter-segment transactions are eliminated in the determination of segment operating income (loss). Amortization and depreciation is allocated by business segment as shown below. The following table sets forth information on reportable segments for the three months ended March 31:

	2004	2003

Information Services
Revenue	$13,810	$12,724
Operating income (loss)(1)	793	(1,484)

Contract Study Services
Revenue	$6,411	$–
Operating income(2)	465	–

     A reconciliation of segment operating income (loss) to net loss before income tax expense for the three months ended March 31 is as follows:

	2004	2003

Segment operating income (loss)
Information services	$793	$(1,484)
Contract study services	465	–

	1,258	(1,484)
Selling, general and administrative expenses	6,467	4,453
Interest (income), net	(311)	(662)

Net loss before income tax expense	$(4,898)	$(5,275)

(1) Includes an allocation of amortization and depreciation of $3,470 and $3,498 for the three months ended March 31, 2004 and 2003, respectively.
(2) Includes an allocation of amortization and depreciation of $448 for the three months ended March 31, 2004.

     For the three months ended March 31, 2004 and 2003, no customer accounted for 10% or more of the Company’s revenue. The following is a breakdown of the Company’s total revenue by geographic region:

	North America	Pacific Rim	Europe

For the three months ended:
March 31, 2004	52%	32%	16%
March 31, 2003	37%	42%	21%

8.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended. Such statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “goals,” “hopes,” “strategies,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.” These statements are based on management’s current expectations and involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements. The Company assumes no obligation to update any forward-looking statements herein, which speak only as of the date of this Quarterly Report on Form 10-Q. These risks and uncertainties are those set forth in Item 1. “Business—Risks Related To Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003 and other risks that we disclose from time to time in our other filings with the Securities and Exchange Commission.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. GeneExpress® and ToxExpress® are registered trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

OVERVIEW

     We are a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities. Our services are designed to assist in improving the predictive value of research activities and product success rates. We manage our business as two segments: information services and contract study services. Our information services business is based on our gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. These services primarily consist of subscriptions to the GeneExpress System. Our contract study services business consists of services used in drug development, including primarily preclinical safety and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services. During the first quarter of 2004, we established Gene Logic Ltd. in the United Kingdom to provide sales and customer service support in Europe as part of our strategy for international expansion.

     Our information services revenue consists primarily of fees earned under subscription agreements with pharmaceutical and biotechnology companies for all or parts of our gene expression reference database, the GeneExpress System. Each of the subscription agreements with our GeneExpress System customers is typically for a specific multi-year term. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. Our revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the GeneExpress System.

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

     During 2004, we are focusing on the following initiatives:

  renewing GeneExpress System subscription agreements with our top-tier pharmaceutical company customers;
  preparing for international expansion by establishing sales and customer support efforts in Europe;
  improving gross margins on our contract study services business; and
  continuing to add capacity and build infrastructure to achieve anticipated revenue growth.

     We have incurred operating losses in each year since our inception, including losses of $24.8 million in 2003, $24.1 million in 2002 and $33.2 million in 2001. At March 31, 2004, we had an accumulated deficit of $189.7 million. Our losses have resulted principally from costs incurred in the development of our GeneExpress System and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

9.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     Total Revenue. Total revenue increased $7.5 million, or 59%, to $20.2 million for the three months ended March 31, 2004 from $12.7 million for the same period in 2003. During the three months ended March 31, 2004 and 2003, no customer accounted for 10% or greater of our revenue.

     Information Services Revenue. Revenue from our information services business, which consisted primarily of fees from subscription agreements to our GeneExpress System, was $13.8 million for the three months ended March 31, 2004, an increase of $1.1 million, or 9%, from $12.7 million for the same period in 2003. The increase in revenue consisted primarily of $2.9 million in subscription fees from new customers and expanded agreements with and additional fees from existing customers. This increase was partially offset by reduced subscription fees of $2.2 million resulting from the conclusion or reduction in scope of agreements with primarily biotechnology and smaller pharmaceutical companies. In 2004, subscription agreements with seven customers will expire by their terms, subject to possible renegotiation. These agreements accounted for 27% of our 2003 revenue. We successfully renegotiated agreements with Sumitomo, Boehringer Ingelheim and Sankyo during the first quarter of 2004, the agreements with Artesian Therapeutics and AstraZeneca were terminated (representing 6% of 2003 revenue) and negotiations are under way for new agreements with UCB Research, Avalon Pharmaceuticals and AstraZeneca. There is no assurance that we will successfully renegotiate agreements with customers whose agreements expire, or that such new agreements will be on terms, including as to scope of services, as favorable to us. For 2004, we expect modest revenue growth in our information services business, mainly due to the current economic uncertainty causing cautious spending by, and delays in purchase decisions among, a number of our existing and potential customers and the reduced ability of smaller companies to raise capital with which to purchase our services.

     Contract Study Services Revenue. Revenue from our contract study services business for the three months ended March 31, 2004 was $6.4 million and was a result of our acquisition of TherImmune Research Corporation (“TherImmune”) on April 1, 2003. Such revenue consisted of fees from services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services. Revenue reported by TherImmune for the same period in 2003 was $5.7 million (excluding sales to Gene Logic). The increase in revenue consisted primarily of $1.2 million in fees from preclinical studies. For 2004, we expect our contract study services revenue to increase due to recognition of a full year’s revenue and modest growth in our preclinical safety and pharmacology study services.

     Cost of Contract Study Services Revenue. Cost of contract study services revenue for the three months ended March 31, 2004 was $5.9 million. Such costs consisted primarily of all identifiable direct and indirect costs related to conducting contract study services, including direct and indirect labor, study materials, facility costs and depreciation. Our gross margin for the first quarter of 2004 was 7%. For 2004, we expect modest improvements in our gross margin resulting from anticipated increases in sales volume and price and reduced outsourcing expenses.

     Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the GeneExpress System, decreased to $12.7 million for the three months ended March 31, 2004 from $13.6 million for the same period in 2003. The decrease in 2004 consisted primarily of a $0.9 million reduction in database content generation expenses, primarily resulting from more focused content development of our GeneExpress System. For 2004, we expect database production expenses to remain at 2003 levels, reflecting our continuing efforts to focus content development in areas of most interest to our customers.

     Research and Development Expense. Research and development expenses decreased to $0.4 million for the three months ended March 31, 2004 from $0.6 million for the same period in 2003. Such expenses included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as evaluations of alternative technology platforms.

     Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $6.5 million for the three months ended March 31, 2004 from $4.5 million for the same period in 2003, primarily as a result of our acquisition of TherImmune. For 2004, we expect selling, general and administrative expenses to increase, mainly due to a full year’s costs associated with our contract study services business and, to a lesser extent, anticipated costs in establishing international sales and customer support efforts in Europe.

     Net Interest Income. Net interest income decreased to $0.3 million for the three months ended March 31, 2004 from $0.7 million for the same period in 2003, due primarily to a decline in our balance of cash, cash equivalents and marketable securities available-for-sale resulting from our use of cash to fund the TherImmune acquisition completed on April 1, 2003, and, to a lesser degree, a decline in the rates of return.

10.

     Income Tax Expense. Income tax expense, which consisted of a Japanese government withholding tax on certain payments by our Japanese customers, increased to $0.6 million for the three months ended March 31, 2004 from $0.5 million for the same period in 2003, as we recognized additional fees in 2004 from such customers. In 2004, the U.S. and Japan agreed to a new tax treaty, which will result in the elimination of the withholding tax effective July 1, 2004. For 2004, we expect income tax expense to decrease significantly as a result of this elimination of the withholding tax.

     To take advantage of such changes to the tax treaty, we expect to defer, from the second quarter of 2004 until the beginning of the third quarter of 2004, cash payments in the amount of $8.8 million from our Japanese distributor, which will result in tax expense savings in the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through March 31, 2004, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of March 31, 2004, we had approximately $110.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $111.8 million as of December 31, 2003.

     Net cash used in operating activities decreased to $0.4 million for the three months ended March 31, 2004 from $7.9 million for the same period in 2003, primarily due to the timing of customer and vendor payments.

     During the three months ended March 31, 2004 and 2003, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development costs. Capital expenditures for the three months ended March 31, 2004 and 2003 amounted to $0.8 million and $0.2 million, respectively. The increase in capital expenditures was primarily due to additional equipment purchases in connection with the build-out of our facilities for expanded capacity and capabilities. For 2004, capital expenditures could increase due to additional facility build-out requirements and equipment purchases.

     We have capitalized software development costs of $1.0 million and $1.8 million for the three months ended March 31, 2004 and 2003, respectively. These costs relate to ongoing efforts to enhance the software platform of our GeneExpress System. The decrease in software development costs was primarily due to the rebalancing of our workforce to strengthen our contract study services business. Software development costs are being amortized over their expected useful life of three years. For 2004, software development costs are expected to continue, but at a reduced rate due to the rebalancing, as a result of ongoing efforts to further enhance the software platform of our GeneExpress System. In addition, we expect to incur database upgrade costs in 2004 to further enhance certain content of our GeneExpress System.

     Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the exercise of stock options and participation in our employee stock purchase plan.

     To take advantage of recent changes to the tax treaty between the U.S. and Japan, we expect to defer, from the second quarter of 2004 until the beginning of the third quarter of 2004, cash payments in the amount of $8.8 million from our Japanese distributor.

     Future minimum capital lease payments, long-term debt payments, payment obligations under our Affymetrix agreement (as described in our Annual Report on Form 10-K for the year ended December 31, 2003) and operating lease payments are listed below:

	Total	Within 9 Months	2005 & 2006	2007 & 2008	Beyond 2008

Capital lease obligations	$497	$120	$316	$61	$–
Long-term debt	700	482	91	100	27
Payment obligations	7,000	3,000	4,000	–	–
Operating leases	30,425	3,536	9,711	8,042	9,136

Total	$38,622	$7,138	$14,118	$8,203	$9,163

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under Item 1. “Business—Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003.

11.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

REVENUE RECOGNITION

     Information Services Revenue. Information services revenue consists primarily of fees earned under subscription agreements for all or parts of the Company’s gene expression reference database, the GeneExpress System. Each of the subscription agreements with our GeneExpress System customers is typically for a specific multi-year term. Our revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the GeneExpress System. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement.

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

GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

     We have recorded goodwill of $43.0 million and an intangible asset, customer relationships, of $2.5 million as a result of the acquisition of TherImmune. Prior to the acquisition, we had recorded goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of their estimated useful lives and whether or not any of these assets are impaired involves significant judgment, including the following:

  our licenses and internally developed intellectual property may not provide valid and economical competitive advantage;
  our services may become obsolete before we recover the costs incurred in connection with their development;
  our use of such assets; and
  the fair value of each business segment relative to its book value.

12.

     Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", we are required to perform annual impairment tests of our goodwill and intangible assets and more frequently in certain circumstances. We have elected to test for goodwill impairment as of October 1 of each year. The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. Our annual impairment assessment as of October 1, 2003 did not indicate impairment of our goodwill. The calculation includes management’s assumptions relating to projected growth in revenue and gross margins and discount rates. Should conditions change in the future causing management to determine that these rates should be reduced, the resulting effect would be a reduction in the fair value of a reporting unit. As such, this could adversely affect the reported value of goodwill and cause us to have an impairment of goodwill.

ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows. Typically, arrangements with our customers require that the payments for our services be made in advance, based upon the achievement of milestones or in accordance with predetermined payment schedules. In the past, we have not had a history of collectability problems with our customers; however, we have recorded an allowance for doubtful accounts at March 31, 2004 based on our estimate of accounts receivable that are at risk of collection. Further, as we continue to expand our customer base, the risk of collectability may increase and management will continue to make estimates as to collectability of such accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

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

EQUITY INVESTMENTS

     We hold equity investments in several companies whose businesses may be complementary to our business. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in losses or an inability to recover the carrying value of these investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary. Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003. We have investments in several variable interest entities; however, we are not a primary beneficiary in any entity. Accordingly, the adoption of Interpretation No. 46 had no impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2004, we had cash and cash equivalents of approximately $53.7 million and marketable securities available-for-sale of an additional $57.2 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at March 31, 2004, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the three months ended March 31, 2004 of approximately $0.3 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

13.

Item 4. Controls and Procedures

     During the first quarter of 2004, we installed a new accounting system that allowed us to eliminate two separate accounting systems, one for Gene Logic and one resulting from the acquisition of TherImmune, and we modified our internal controls where necessary to reflect the new system. These modifications have enabled us to maintain the effectiveness of our internal controls.

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

During the three months ended March 31, 2004, the Company filed the following reports:

The Current Report on Form 8-K, filed on March 2, 2004, with respect to the Company’s financial results for the three months ended December 31, 2003.

14.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	May 7, 2004	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

15.