Form 10-Q
period 2004-06-30
GENE LOGIC INC
filed 2004-08-06
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

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

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,654,413 as of July 31, 2004.

GENE LOGIC INC.

2.

PART I           FINANCIAL INFORMATION

Item 1.     Financial Statements

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2004	December 31, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,030	$48,718
Marketable securities available-for-sale	60,063	63,105
Accounts receivable, net of allowance of $152 and $57 in 2004 and 2003, respectively	13,692	8,484
Unbilled services	4,918	4,745
Inventory, net	3,008	4,980
Prepaid expenses	2,152	1,966
Other current assets	1,526	1,480

Total current assets	126,389	133,478
Property and equipment, net	23,002	23,911
Long-term investments	4,239	4,239
Goodwill	45,707	45,707
Intangibles, net	16,399	19,950
Other assets	64	81

Total assets	$215,800	$227,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,948	$6,676
Accrued expenses	6,623	6,541
Current portion of capital lease obligations	130	124
Current portion of long-term debt	493	492
Deferred revenue	6,304	8,630

Total current liabilities	20,498	22,463
Deferred revenue	1,596	2,346
Capital lease obligations, net of current portion	274	340
Long-term debt, net of current portion	196	218
Other noncurrent liabilities	2,519	2,410

Total liabilities	25,083	27,777

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,448,563 and 31,131,198 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	315	311
Additional paid-in capital	384,592	383,377
Accumulated other comprehensive income	(142)	47
Accumulated deficit	(194,048)	(184,146)

Total stockholders’ equity	190,717	199,589

Total liabilities and stockholders’ equity	$215,800	$227,366

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenue:
Information services	$12,663	$13,089	$26,473	$25,813
Contract study services	5,959	6,343	12,370	6,343

Total revenue	18,622	19,432	38,843	32,156

Expenses:
Cost of contract study services	5,623	5,056	11,569	5,056
Database production	10,990	12,068	23,645	25,679
Research and development	357	463	719	1,060
Selling, general and administrative	5,863	5,912	12,329	10,365

Total expenses	22,833	23,499	48,262	42,160

Loss from operations	(4,211)	(4,067)	(9,419)	(10,004)

Interest (income), net	(308)	(408)	(618)	(997)
Other (income) expense	—	(243)	—	(316)

Net loss before income tax expense	(3,903)	(3,416)	(8,801)	(8,691)

Income tax expense	489	554	1,101	1,080

Net loss	$(4,392)	$(3,970)	$(9,902)	$(9,771)

Basic and diluted net loss per share	$(0.14)	$(0.13)	$(0.32)	$(0.34)

Shares used in computing basic and diluted net loss per share	31,449	31,059	31,358	29,093

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(9,902)	$(9,771)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,897	8,051
Loss on abandonment of patents	141	99
Loss on disposal of property and equipment	9	56
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable and unbilled services, net	(5,381)	(1,673)
Inventory, net	1,972	2,867
Prepaids and other assets	(215)	7
Accounts payable	272	(6,179)
Accrued expenses and other noncurrent liabilities	191	1,612
Deferred revenue	(3,076)	(2,527)

Net cash flows from operating activities	(7,092)	(7,458)

Cash flows from investing activities:
Purchases of property and equipment	(2,296)	(521)
Purchases of licenses and patent costs	(200)	(248)
Software development costs	(1,844)	(3,544)
Database upgrade costs	(247)	—
Repayments of notes receivable from employees	—	38
Cash paid to acquire TherImmune, net of cash acquired	—	(30,433)
Purchase of marketable securities available-for-sale	(42,086)	(78,297)
Proceeds from sale and maturity of marketable securities available-for-sale	44,939	90,357

Net cash flows from investing activities	(1,734)	(22,648)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,219	410
Cash used to repay TherImmune debt	—	(6,017)
Repayments of capital lease obligations and equipment loans	(81)	(49)

Net cash flows from financing activities	1,138	(5,656)

Net decrease in cash and cash equivalents	(7,688)	(35,762)
Cash and cash equivalents, beginning of period	48,718	106,957

Cash and cash equivalents, end of period	$41,030	$71,195

Supplemental disclosure:
Taxes paid	$—	$1,089

Interest paid	$13	$20

Non-cash transactions:
Issuance of common stock in TherImmune acquisition	$—	$19,400

See accompanying notes.

5.

Gene Logic Inc.

Notes to Financial Statements
June 30, 2004
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

     Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation) and Gene Logic Ltd. (our United Kingdom subsidiary) (collectively “Gene Logic” or the “Company”), is a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities.  The Company’s services are organized into two business segments: information services and contract study services.  The information services business is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization.  The contract study services business consists of services used in drug development, including primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

Basis of Presentation

     On April 1, 2003, TherImmune Research Corporation (“TherImmune”) was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp., later renamed Gene Logic Laboratories Inc. (“Gene Logic Labs”).  The acquisition of TherImmune has been accounted for under the purchase method of accounting and consolidated financial statements herein reflect the inclusion of Gene Logic Labs’ operating results since the acquisition date.  During the first quarter of 2004, Gene Logic Ltd. was formed in the United Kingdom to provide sales and customer service support in Europe, as part of the Company’s strategy for international expansion.  All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The consolidated balance sheet as of June 30, 2004, consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

6.

Inventory

     Inventory is stated at the lower of cost or market.  Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost method.  All inventory is reviewed for impairment and appropriate reserves are recorded.  All inventory is classified as raw materials.  Inventory is comprised of:

	June 30, 2004	December 31, 2003

Microarrays	$425	$1,243
Laboratory reagents	536	866
Tissue samples	3,345	3,865

	4,306	5,974
Less — tissue sample reserves	(1,298)	(994)

Inventory, net	$3,008	$4,980

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners.  Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $4,620 and $4,121 for the three months ended June 30, 2004 and 2003, respectively, and $10,091 and $9,991 for the six months ended June 30, 2004 and 2003, respectively.

Stock-Based Compensation Plans

     At June 30, 2004, the Company has three stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”).  The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award.  Stock options granted under the Company’s Stock Plan and Directors’ Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date.  Common stock issued under the ESPP is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an Offering, as defined under the plan (or, if later, the date during the Offering when the employee was first eligible to participate).

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based  compensation for:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(4,392)	$(3,970)	$(9,902)	$(9,771)
Deduct: Stock-based compensation expense determined under fair value based method for all awards	(487)	(5,967)	(1,150)	(6,626)

Pro forma net loss	$(4,879)	$(9,937)	$(11,052)	$(16,397)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.13)	$(0.32)	$(0.34)
Pro forma	$(0.16)	$(0.32)	$(0.35)	$(0.56)

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary.  Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003.  The Company has investments in several variable interest entities; however, the Company is not a primary beneficiary in any of these entities.  Accordingly, the adoption of Interpretation No. 46 had no impact on the Company’s financial position or results of operations.

7.

Note 2 — Segment information

     On April 1, 2003, the Company began managing its business as two business segments: information services and contract study services.  Prior to this date, the Company operated as one business segment, information services.  Information services are based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization.  Contract study services consists of services used in drug development, including primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

     The following table presents the results of operations by these segments used by management to evaluate performance.  The information services segment operating income (loss) consists of revenue for this segment less database production and research and development expenses.  The contract study services segment operating income consists of revenue for this segment less costs related to contract studies.  The Company does not identify or allocate, nor does management evaluate, selling, general and administrative expenses and assets by business segment.  Inter-segment transactions are eliminated in the determination of segment operating income (loss).  Amortization and depreciation is allocated by business segment as shown below.  The following table sets forth information on reportable segments for:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Information Services
Revenue	$12,663	$13,089	$26,473	$25,813
Operating income (loss)(1)	1,316	558	2,109	(926)

Contract Study Services
Revenue	$5,959	$6,343	$12,370	$6,343
Operating income (2)	336	1,287	801	1,287

Reconciliation of segment operating income (loss) to net loss before income tax expense is as follows:

Segment Operating income (loss)
Information Services	$1,316	$558	$2,109	$(926)
Contract Study Services	336	1,287	801	1,287

	1,652	1,845	2,910	361
Selling, general and administrative expenses	5,863	5,912	12,329	10,365
Interest (income), net	(308)	(408)	(618)	(997)
Other (income) expense	—	(243)	—	(316)

Net loss before income tax expense	$(3,903)	$(3,416)	$(8,801)	$(8,691)

(1) Includes an allocation of amortization and depreciation of $3,349 and $3,373 for the three months ended June 30, 2004 and 2003, respectively, and $6,819 and $6,872 for the six months ended June 30, 2004 and 2003, respectively.
(2) Includes an allocation of amortization and depreciation of $520 and $385 for the three months ended June 30, 2004 and 2003, respectively, and $968 and $385 for the six months ended June 30, 2004 and 2003, respectively.

     For the three months and six months ended June 30, 2004 and 2003, no customer accounted for 10% or more of the Company’s revenue.  The following is a breakdown of the Company’s total revenue by geographic region:

	Geographic Region

	North America	Europe	Pacific Rim

For the three months ended:
June 30, 2004	53%	14%	33%
June 30, 2003	55%	16%	29%
For the six months ended:
June 30, 2004	52%	16%	32%
June 30, 2003	48%	18%	34%

Note 3 — Subsequent events

     In July 2004, the Company acquired a technology program and an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”).  The newly acquired technologies, which are currently under development, include: in vivo compound imaging, in vitro pathway screening, predictive and genetic ADME capabilities and metabolomics technologies for use in preclinical and clinical drug

8.

development.  Also, the Company acquired the MC-4 antagonist therapeutic program from Millennium, which the Company expects to out-license following further preclinical and therapeutic indication expansion efforts.  In addition, the Company entered into a drug development services agreement with Millennium in which the Company will use the newly acquired technologies to repurpose a Millennium compound in exchange for up-front fees, and if the compound successfully reenters Millennium’s drug development pipeline, milestone and royalty payments.

     Consideration paid by the Company includes: (i) $3,500 payable in cash or stock, at the Company’s election, to Millennium in 2006; (ii) $1,000 in cash and stock to certain employees who left Millennium and joined the Company; and (iii) grant-back licenses to certain technologies acquired from Millennium.  In addition, Millennium received a license to use the Company’s ToxExpress® database for three years, valued at $4,500.  The Company also contractually agreed to spend at least $8,500 over the next 18 months to develop and commercialize the acquired technologies and, subject to achieving certain performance milestones by the end of the first 18 months, an additional $6,500 over the subsequent 12 months.  The Company is currently evaluating the acquired technologies and purchased in-process research and development activities.  Upon completion of its valuation, the Company expects to record a one-time purchased research and development charge in the third quarter of 2004.

     In July 2004, the Company formed Gene Logic K.K., a Japanese wholly owned subsidiary, to provide customer service support in Japan.

9.

  Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, as amended.  Such statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “goals,” “hopes,” “strategies,” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” and “could.”  These statements are based on management’s current expectations and involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those stated or implied by the forward-looking statements.  The Company assumes no obligation to update any forward-looking statements herein, which speak only as of the date of this Quarterly Report on Form 10-Q.  These risks and uncertainties are those set forth in Item 1. “Business—Risks Related To Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003, in our Current Report on Form 8-K filed July 26, 2004 and other risks that we disclose from time to time in our other filings with the Securities and Exchange Commission.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Gene Logic,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc.  GeneExpress® and ToxExpress® are registered trademarks of Gene Logic.  GeneChip® is a registered trademark of Affymetrix, Inc.

OVERVIEW

     We are a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities.  Our services are designed to assist in improving the predictive value of research activities and product success rates.  We manage our business as two segments: information services and contract study services.  Our information services business is based on our gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization.  These services primarily consist of subscriptions to the GeneExpress System.  Our contract study services business consists of services used in drug development, including primarily preclinical safety and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.  As part of our strategy for international expansion, during the first quarter and third quarter of 2004, we established Gene Logic Ltd. in the United Kingdom and Gene Logic K.K. in Japan, respectively, to provide sales and customer service support.  During the third quarter of 2004, we acquired a technology program and an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”).  We plan to combine the newly acquired technology program with our core information and preclinical capabilities to build a new drug development service to identify new therapeutic indications for customers’ drugs.

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

     Revenue from our customers may be subject to significant fluctuation in both timing and amount; therefore, our results of operations for any period may not be comparable to the results of operations for any other period or predictive of any long-term trend.

     During 2004, we are focusing on the following initiatives:

•	renewing GeneExpress System subscription agreements with our top-tier pharmaceutical company customers;
•	preparing for international expansion by establishing sales and customer support efforts in Europe and Japan;
•	improving gross margins on our contract study services business;
•	continuing to add capacity and build infrastructure to achieve anticipated revenue growth; and
•	ongoing development and commercialization of the technology program acquired from Millennium to provide a new drug development service to identify new therapeutic indications for customers’ drugs.

     We have incurred operating losses in each year since our inception, including losses of $24.8 million in 2003, $24.1 million in 2002 and $33.2 million in 2001.  At June 30, 2004, we had an accumulated deficit of $194.0 million.  Our losses have resulted principally from costs

10.

incurred in the development of our GeneExpress System and selling, general and administrative costs associated with our operations.  These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

     Total Revenue.  Total revenue decreased $0.8 million, or 4%, to $18.6 million for the three months ended June 30, 2004 from $19.4 million for the same period in 2003.  During the three months ended June 30, 2004 and 2003, no customer accounted for 10% or greater of our revenue.

     Information Services Revenue.  Revenue from our information services business, which consisted primarily of fees from subscription agreements to our GeneExpress System, was $12.7 million for the three months ended June 30, 2004, a decrease of $0.4 million, or 3%, from $13.1 million for the same period in 2003.  The decrease in revenue consisted primarily of the absence of $1.4 million resulting from the conclusion or reduction in scope of agreements with primarily biotechnology and smaller pharmaceutical companies, partially offset by $0.9 million in subscription fees from new customers and expanded agreements with and additional fees from existing customers.  In 2004, seven subscription agreements, accounting for 27% of our 2003 revenue, would expire by their terms, unless renegotiated.  Since the beginning of 2004, we have renegotiated four of these agreements (Sumitomo, Boehringer Ingelheim, Sankyo and UCB Research) providing, as to two of these agreements, for reduced services and, consequently, less revenue to us than from the prior agreements. Agreements with Artesian and AstraZeneca terminated. These two agreements together represented 6% of 2003 revenue. However, negotiations continue for a new agreement with AstraZeneca and Avalon Pharmaceuticals. Finally, in addition to the seven customers discussed above, in the third quarter of 2004 we completed our renegotiations with N.V. Organon, resulting in a new agreement to provide comprehensive toxicogenomics services, thereby replacing the previous subscription agreement that terminated in 2003. For 2004, we expect modest revenue growth in our information services business, mainly due to the current economic uncertainty causing cautious spending by, and delays in purchase decisions among, a number of our existing and potential customers and the reduced ability of smaller companies to raise capital with which to purchase our services.

     Contract Study Services Revenue.  Revenue from our contract study services business, which consisted of fees from services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services, was $6.0 million for the three months ended June 30, 2004, a decrease of $0.4 million, from $6.3 million for the same period in 2003.  The decrease in revenue consisted primarily of a decrease of $1.1 million in Phase I clinical trial services due to the restructuring of that service group, partially offset by an increase of $0.7 million in preclinical studies.  For 2004, we expect our contract study services revenue to increase due to recognition of a full year’s revenue and modest growth in our preclinical safety and pharmacology study services.

     Cost of Contract Study Services Revenue.  Cost of contract study services revenue, which consisted primarily of all identifiable direct and indirect costs related to conducting contract study services, including direct and indirect labor, study materials, facility costs and depreciation, increased to $5.6 million for the three months ended June 30, 2004 from $5.1 million for the same period in 2003.  The increase in 2004 consisted primarily of a $0.5 million increase in employee costs and depreciation expense as we continue to invest in our business infrastructure.  Our gross margin for the second quarter of 2004 was 6% as compared to 20% for the same period in 2003.  The decrease in our gross margin resulted primarily from higher employee costs and depreciation expense reflecting increased investment in our infrastructure, as well as the negative effect of lower revenue in 2004.  In future quarters, we expect slight improvements in our gross margin resulting from anticipated increases in sales volume and price and reduced outsourcing expenses.

     Database Production Expense.  Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the GeneExpress System, decreased to $11.0 million for the three months ended June 30, 2004 from $12.1 million for the same period in 2003.  The decrease in 2004 consisted primarily of a $0.5 million reduction in employee costs due to the rebalancing of our workforce in 2003 and a $0.5 million reduction in database content generation expenses, primarily resulting from more focused content development of our GeneExpress System.  For 2004, we expect database production expenses to be slightly below 2003 levels, reflecting our continuing efforts to focus content development in areas of most interest to our customers.

     Research and Development Expense.  Research and development expenses decreased to $0.4 million for the three months ended June 30, 2004 from $0.5 million for the same period in 2003.  Such expenses included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as evaluations of alternative technology platforms.  As a result of our funding commitment for further development of the technologies newly acquired from Millennium, we expect research and development expenses to increase by approximately $1.3 million to $1.8 million per quarter by the end of 2004.  In addition, we are currently evaluating the acquired technologies and purchased in-process research and development activities.  Upon completion of our valuation, we expect to record a one-time purchased research and development charge in the third quarter of 2004.

11.

     Selling, General and Administrative Expense.  Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, remained flat at $5.9 million for the three months ended June 30, 2004 as compared to the same period in 2003.  In future quarters, we expect selling, general and administrative expenses to increase modestly due to anticipated costs in establishing international sales and customer support efforts in Europe and Japan and marketing efforts relating to our new drug development services.

     Net Interest Income.  Net interest income decreased to $0.3 million for the three months ended June 30, 2004 from $0.4 million for the same period in 2003, due primarily to a decline in our balance of cash, cash equivalents and marketable securities available-for-sale and, to a lesser degree, a decline in the rates of return.

     Other Income.  Other income decreased to $0 for the three months ended June 30, 2004 from $0.2 million for the same period in 2003, due to realized gains on sales of marketable securities available-for-sale in 2003 that did not recur in 2004.

     Income Tax Expense.  Income tax expense, which consisted of a Japanese government withholding tax on certain payments by our Japanese customers, decreased to $0.5 million for the three months ended June 30, 2004 from $0.6 million for the same period in 2003.  In 2004, the U.S. and Japan agreed to a new tax treaty, which will result in the elimination of the withholding tax effective July 1, 2004.  For 2004, we expect income tax expense to decrease significantly as a result of this elimination of the Japanese withholding tax.

Six Months Ended June 30, 2004 and 2003

     Total Revenue.  Total revenue increased $6.7 million, or 21%, to $38.8 million for the three months ended June 30, 2004 from $32.2 million for the same period in 2003.  During the six months ended June 30, 2004 and 2003, no customer accounted for 10% or greater of our revenue.

     Information Services Revenue.  Revenue from our information services business, which consisted primarily of fees from subscription agreements to our GeneExpress System, was $26.5 million for the six months ended June 30, 2004, an increase of $0.7 million, or 3%, from $25.8 million for the same period in 2003.  The increase in revenue consisted primarily of $3.0 million in subscription fees from new customers and expanded agreements with and additional fees from existing customers and $0.6 million reflecting a full period of revenue for the current period from customers whose subscriptions began partway through 2003, partially offset by the absence of $3.2 million resulting from the conclusion or reduction in scope of agreements with primarily biotechnology and smaller pharmaceutical companies.

     Contract Study Services Revenue.  Revenue from our contract study services business, which consisted of fees from services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services, was $12.4 million for the six months ended June 30, 2004, an increase of $6.0 million, from $6.3 million for the same period in 2003.  The increase in 2004 was a result of our acquisition of TherImmune on April 1, 2003.

     Cost of Contract Study Services Revenue.  Cost of contract study services revenue, which consisted primarily of all identifiable direct and indirect costs related to conducting contract study services, including direct and indirect labor, study materials, facility costs and depreciation, increased to $11.6 million for the six months ended June 30, 2004 from $5.1 million for the same period in 2003.  The increase in 2004 was a result of our acquisition of TherImmune on April 1, 2003.

     Database Production Expense.  Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the GeneExpress System, decreased to $23.6 million for the six months ended June 30, 2004 from $25.7 million for the same period in 2003.  The decrease in 2004 consisted primarily of a $1.4 million reduction in database content generation expenses, primarily resulting from more focused content development of our GeneExpress System, and a $0.7 million reduction in employee costs due to the rebalancing of our workforce in 2003.

     Research and Development Expense.  Research and development expenses decreased to $0.7 million for the six months ended June 30, 2004 from $1.1 million for the same period in 2003, primarily due to a $0.3 million reduction in employee costs.  Such expenses included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System, as well as evaluations of alternative technology platforms.

     Selling, General and Administrative Expense.  Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $12.3 million for the six months ended June 30, 2004 from $10.4 million for the same period in 2003.  The increase in 2004 was a result of our acquisition of TherImmune on April 1, 2003.

     Net Interest Income.  Net interest income decreased to $0.6 million for the six months ended June 30, 2004 from $1.0 million for the same period in 2003, due primarily to a decline in our balance of cash, cash equivalents and marketable securities available-for-sale and, to a lesser degree, a decline in the rates of return.

12.

     Other Income.  Other income decreased to $0 for the six months ended June 30, 2004 from $0.3 million for the same period in 2003, due to realized gains on sales of marketable securities available-for-sale in 2003 that did not recur in 2004.

     Income Tax Expense.  Income tax expense, which consisted of a Japanese government withholding tax on certain payments by our Japanese customers, remained flat at $1.1 million for the six months ended June 30, 2004 as compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 2004, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of June 30, 2004, we had approximately $101.1 million in cash, cash equivalents and marketable securities available-for-sale, compared to $111.8 million as of December 31, 2003.

     Net cash used in operating activities decreased to $7.1 million for the six months ended June 30, 2004 from $7.5 million for the same period in 2003, primarily due to the timing of customer and vendor payments.  Due to uncertainty caused by recent changes to the tax treaty between the U.S. and Japan, cash payments in the amount of $8.8 million from our Japanese distributor were deferred from the second quarter of 2004 until the third quarter of 2004.

     During the six months ended June 30, 2004 and 2003, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures, software development costs and in 2003, the acquisition of TherImmune.  Capital expenditures for the six months ended June 30, 2004 and 2003 amounted to $2.3 million and $0.5 million, respectively.  The increase in capital expenditures was primarily due to additional build-out of our facilities and related equipment purchases in order to expand our capacity and capabilities.  We expect to continue to incur capital expenditures due to additional facility build-out requirements and equipment purchases.  In 2003, we expended $30.4 million for the purchase of TherImmune.

     We have capitalized software development costs of $1.8 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively.  These costs relate to ongoing efforts to enhance the software platform of our GeneExpress System.  The decrease in software development costs was primarily due to the rebalancing of our workforce.  Software development costs are being amortized over their expected useful life of three years.  For 2004, software development costs are expected to continue (at a reduced rate due to our workforce rebalancing) as a result of ongoing efforts to further enhance the software platform of our GeneExpress System.  In addition, in 2004 we expect to incur modest database upgrade costs to further enhance certain content of our GeneExpress System.

     Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan.  In connection with the TherImmune acquisition in 2003, we repaid $6.0 million in debt of TherImmune.

     In July 2004, we completed our purchase of a technology program and an associated research team from Millennium.  As part of the consideration, we agreed to pay $3.5 million in cash or stock, at our election, to Millennium in 2006 and $1 million in cash and stock to certain employees who left Millennium and joined us.  In addition, we also contractually agreed to spend at least $8.5 million over the next 18 months to develop and commercialize the acquired technologies and, subject to achieving certain performance milestones by the end of the first 18 months, an additional $6.5 million over the subsequent 12 months.

     Future minimum capital lease payments, long-term debt payments, payment obligations under our Affymetrix agreement (as described in our Annual Report on Form 10-K for the year ended December 31, 2003), our funding commitment relating to the technology program acquired from Millennium and operating lease payments are listed below:

	Total	Within 6 Months	2005 & 2006	2007 & 2008	Beyond 2008

Capital lease obligations	$457	$80	$316	$61	$—
Long-term debt	689	471	91	100	27
Payment obligations	6,000	2,000	4,000	—	—
Technology program funding commitment	8,500	2,265	6,235	—	—
Operating leases	31,770	2,571	10,971	9,092	9,136

Total	$47,416	$7,387	$21,613	$9,253	$9,163

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under Item 1. “Business—Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended

13.

December 31, 2003 and also in our Current Report on Form 8-K filed on July 26, 2004.

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

14.

•	the fair value of each business segment relative to its book value.

     Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform annual impairment tests of our goodwill and intangible assets and more frequently in certain circumstances.  We have elected to test for goodwill impairment as of October 1 of each year.  The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation.  Our annual impairment assessment as of October 1, 2003 did not indicate impairment of our goodwill.  The calculation includes management’s assumptions relating to projected growth in revenue and gross margins and discount rates.  Should conditions change in the future causing management to determine that these rates should be reduced, the resulting effect would be a reduction in the fair value of a reporting unit.  As such, this could adversely affect the reported value of goodwill and cause us to have an impairment of goodwill.

ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows.  Typically, arrangements with our customers require that the payments for our services be made in advance, based upon the achievement of milestones or in accordance with predetermined payment schedules.  In the past, we have not had a history of collectability problems with our customers; however, we have recorded an allowance for doubtful accounts at June 30, 2004 based on our estimate of accounts receivable that are at risk of collection.  Further, as we continue to expand our customer base, the risk of collectability may increase and management will continue to make estimates as to collectability of such accounts.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

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

EQUITY INVESTMENTS

     We hold equity investments in several companies whose businesses may be complementary to our business.  We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of the underlying investee could result in an inability to recover the carrying value of these investments that may not be reflected in any one of these investment’s current carrying value, thereby possibly requiring us to record an impairment charge in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary.  Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003.  We have investments in several variable interest entities; however, we are not a primary beneficiary in any of these entities.  Accordingly, the adoption of Interpretation No. 46 had no impact on our financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates.  At June 30, 2004, we had cash and cash equivalents of approximately $41.0 million and marketable securities available-for-sale of an additional $60.1 million.  We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings.  These instruments have maturities of twenty-four months or less when purchased.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.  Based on our cash and cash equivalents and marketable securities available-for-sale balances at June 30, 2004, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2004, respectively.  Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

15.

Item 4.     Controls and Procedures

     During the first quarter of 2004, we installed a new accounting system (and modified our internal controls where necessary) that allowed us to eliminate two separate accounting systems, one for Gene Logic and one resulting from the acquisition of TherImmune.  The new system has enabled us to maintain, and in certain instances improve, the effectiveness of our internal controls.

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

PART II          OTHER INFORMATION

Item 1.     Legal Proceedings

     We are not currently a party to any material legal proceedings.

Item 2.     Change in Securities and Use of Proceeds

     None.

Item 3.     Defaults Upon Senior Securities

     None.

Item 4.     Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on June 5, 2004 (“Annual Meeting”).  At the Annual Meeting, the Company’s stockholders elected two directors to the Company’s Board of Directors and ratified the selection of our independent auditors, as described below.  At the Annual Meeting, 25,982,956 shares, out of a total of 31,448,091 shares of Common Stock outstanding at the record date, were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

		For	Against	Withheld

1	To elect two directors to hold office until the 2007 Annual Meeting of Stockholders or his earlier resignation or removal.

	Jules Blake, Ph.D.	20,633,721	N/A	5,349,235
	Michael J. Brennan, M.D., Ph.D.	21,963,517	N/A	4,019,439

	The following individuals’ term of office as a director continue after the meeting: Mark D. Gessler; J. Stark Thompson; Charles L. Dimmler III; and G. Anthony Gorry, Ph.D.

		For	Against	Withheld

2	To ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2004.	25,301,774	634,284	46,898

Item 5.     Other Information

     None.

16.

Item 6.     Exhibits and Reports on Form 8-K

A)	Exhibits:

	31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)	Reports on Form 8-K:

During the three months ended June 30, 2004, the Company filed the following reports:

The Current Report on Form 8-K, filed on April 23, 2004, with respect to the Company’s financial results for the three months ended March 31, 2004.

In addition, on July 26, 2004, the Company filed a Current Report on Form 8-K with respect to the Company’s acquisition of a technology program from Millennium Pharmaceuticals, Inc.

17.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	August 6, 2004	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

18.