Form 10-Q
period 2004-09-30
GENE LOGIC INC
filed 2004-11-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

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

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,654,413 as of October 31, 2004.

GENE LOGIC INC.

2.

PART I           FINANCIAL INFORMATION

Item 1.     Financial Statements

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,513	$48,718
Marketable securities available-for-sale	60,155	63,105
Accounts receivable, net of allowance of $430 and $57 as of September 30, 2004 and December 31, 2003, respectively	4,741	8,484
Unbilled services	4,638	4,745
Inventory, net	2,191	4,980
Prepaid expenses	2,045	1,966
Other current assets	1,333	1,480

Total current assets	121,616	133,478
Property and equipment, net	21,646	23,911
Long-term investments	4,239	4,239
Goodwill	45,707	45,707
Intangibles, net	15,200	19,950
Other assets	53	81

Total assets	$208,461	$227,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,577	$6,676
Accrued expenses	4,01	6,541
Current portion of capital lease obligations	133	124
Current portion of long-term debt	494	492
Deferred revenue	9,228	8,630

Total current liabilities	20,933	22,463
Deferred revenue	4,244	2,346
Capital lease obligations, net of current portion	239	340
Long-term debt, net of current portion	185	218
Acquired technologies payable	3,500	--
Other noncurrent liabilities	2,505	2,410

Total liabilities	31,606	27,777

Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and outstanding as of September 30, 2004 and December 31, 2003	--	--
Common stock, $.01 par value; 60,000,000 shares authorized; 31,654,413 and 31,131,198 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	317	311
Additional paid-in-capital	385,313	383,377
Accumulated other comprehensive (loss) income	(118)	47
Accumulated deficit	(208,657)	(184,146)

Total stockholders' equity	176,855	199,589

Total liabilities and stockholders' equity	$208,461	$227,366

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Information services	$11,921	$12,260	$38,395	$38,073
Contract study services	5,109	5,450	17,478	11,793

Total revenue	17,030	17,710	55,873	49,866

Expenses:
Cost of contract study services	6,434	4,741	18,002	9,797
Database production	10,484	12,360	34,130	38,039
Research and development	631	540	1,350	1,601
Selling, general and administrative	6,188	5,675	18,517	16,039
Purchased research and development	9,083	--	9,083	--

Total expenses	32,820	23,316	81,082	65,476

Loss from operations	(15,790)	(5,606)	(25,209)	(15,610)
Interest (income), net	(367)	(327)	(985)	(1,319)
Other (income) expense	--	--	--	(321)
Write-down of equity investment	--	4,268	--	4,268

Net loss before income tax (credit) expense	(15,423)	(9,547)	(24,224)	(18,238)
Income tax (credit) expense	(814)	564	287	1,644

Net loss	$(14,609)	$(10,111)	$(24,511)	$(19,882)

Basic and diluted net loss per share	$(0.46)	$(0.33)	$(0.78)	$(0.67)

Shares used in computing basic and diluted
net loss per share	31,600	31,104	31,439	29,770

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(24,511)	$(1,882)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	12,798	12,408
Noncash purchased research and development	8,124	--
Loss on abandonment of patents	216	157
Loss on disposal of property and equipment	335	56
Write-down of equity investment	--	4,268
Changes in operating assets and liabilities (net of effects of acquisition in 2003):
Accounts receivable and unbilled services	3,850	(1,140)
Inventory	2,789	4,153
Prepaids and other assets	98	121
Accounts payable	(99)	(5,998)
Accrued expenses and other noncurrent liabilities	(1,945)	(942)
Deferred revenue	(2,004)	(3,229)

Net cash flows from operating activities	(349)	(10,028)

Cash flows from investing activities:
Purchases of property and equipment	(2,354)	(1,058)
Purchases of licenses and patent costs	(420)	(607)
Software development costs	(2,683)	(5,267)
Database upgrade costs	(457)	--
Repayments of notes receivable from employees	--	37
Cash paid to acquire TherImmune, net of cash acquired	--	(30,433)
Purchase of marketable securities available-for-sale	(62,135)	(111,389)
Proceeds from sale and maturity of marketable securities available-for-sale	64,920	128,240

Net cash flows from investing activities	(3,129)	(20,477)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	1,396	694
Cash used to repay TherImmune debt	--	(6,017)
Repayments of capital lease obligations and equipment loans	(123)	(89)

Net cash flows from financing activities	1,273	(5,412)

Net decrease in cash and cash equivalents	(2,205)	(35,917)

Cash and cash equivalents, beginning of period	48,718	106,957

Cash and cash equivalents, end of period	$46,513	$71,040

Supplemental disclosure:
Taxes paid	$--	$1,596

Interest paid	$38	$34

Non-cash transactions:
In connection with the acquisition of the Horizon technologies:
Purchase of research and development and purchase of laboratory equipment, in exchange for issuance of common stock, acquired technology payable
and a ToxExpress susbscription license	$8,124	$--

Issuance of common stock in TherImmune acquisition	$--	$19,400

See accompanying notes.

5.

GENE LOGIC INC.

Notes to Consolidated Financial Statements
September 30, 2004
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

     Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (our United Kingdom subsidiary) and Gene Logic K.K. (our Japan subsidiary), (collectively “Gene Logic” or the “Company”), is a drug discovery and development services company providing a broad offering of genomics-based technologies and services and preclinical evaluation services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities. The Company’s services are organized into two business segments: information services and contract study services. The information services business is based on the Company’s gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization and also includes the Horizon technologies (see Note 3), which are being developed to build a new drug development service to help pharmaceutical and biotechnology companies (i) prioritize and identify indications for compounds entering preclinical development; (ii) identify alternative uses for compounds that have stalled in clinical development; and, (iii) expand indications for currently marketed drugs. The contract study services business, operated through the Company’s wholly owned subsidiary, Gene Logic Laboratories, Inc., consists of services used in drug development, including primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

Basis of Presentation

     On April 1, 2003, TherImmune Research Corporation (“TherImmune”) was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp., later renamed Gene Logic Laboratories Inc. (“Gene Logic Labs”). The acquisition of TherImmune has been accounted for using the purchase method of accounting and consolidated financial statements herein reflect the inclusion of Gene Logic Labs’ operating results since the acquisition date. As part of the Company’s strategy for international expansion, during the first quarter of 2004 Gene Logic Ltd. was formed in the United Kingdom to provide sales support and customer service support in Europe, and during the third quarter of 2004 Gene Logic K.K. was formed in Japan to provide customer service support in Japan. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2004, consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

6.

Inventory

     Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. The following table sets forth information on the composition of the Company’s inventory as of the indicated periods:

	September 30, 2004	December 31, 2003
Microarrays	$687	$1,243
Laboratory reagents	372	866
Tissue samples	2,549	3,865

	3,608	5,974
Less -- tissue sample reserves	(1,417)	(994)

Inventory, net	$2,191	$4,980

Comprehensive Loss

     The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $14,585 and $10,074 for the three months ended September 30, 2004 and 2003, respectively, and $24,676 and $20,065 for the nine months ended September 30, 2004 and 2003, respectively.

Stock-Based Compensation Plans

     At September 30, 2004, the Company has three stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s Stock Plan and Directors’ Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date. Common stock issued under the ESPP is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an Offering, as defined under the plan (or, if later, the date during the Offering when the employee was first eligible to participate).

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based compensation for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(14,609)	$(10,111)	$(24,511)	$(19,882)
Deduct: Stock-based compensation expense determined
under fair value-based method for all awards	(607)	(905)	(1,757)	(7,532)

Pro forma net loss	$(15,216)	$(11,016)	$(26,268)	$(27,414)

Basic and diluted net loss per share:
As reported	$(0.46)	$(0.33)	$(0.78)	$(0.67)
Pro forma	$(0.48)	$(0.35)	$(0.84)	$(0.92)

7.

New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary. Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003. The Company has investments in several variable interest entities; however, the Company is not a primary beneficiary in any of these entities. Accordingly, the adoption of Interpretation No. 46 had no impact on the Company's financial position or results of operations.

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

     The following table presents the results of operations by these segments used by management to evaluate performance. The information services segment operating income (loss) consists of revenue for this segment less database production, research and development and purchased research and development expenses. The contract study services segment operating income consists of revenue for this segment less costs related to contract studies. The Company does not identify or allocate, nor does management evaluate, selling, general and administrative expenses and assets by business segment. Inter-segment transactions are eliminated in the determination of segment operating income (loss). Amortization and depreciation is allocated by business segment as shown below. The following table sets forth information on reportable segments for:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Information Services
Revenue	$11,921	$12,260	$38,395	$38,073
Operating loss (1)(2)	(8,277)	(640)	(6,168)	(1,567)

Contract Study Services
Revenue	$5,109	$5,450	$17,478	$11,793
Operating income (loss) (3)	(1,325)	709	(524)	1,996

Reconciliation of segment operating income (loss) to net loss before income tax (credit) expense is as follows:

Segment Operating Income (Loss)
Information services	$(8,277)	$(640)	$(6,168)	$(1,567)
Contract study services	(1,325)	709	(524)	1,996

	(9,602)	69	(6,692)	429
Selling, general and administrative expenses	6,188	5,675	18,517	16,039
Interest (income), net	(367)	(327)	(985)	(1,319)
Other (income) expense	--	--	--	(321)
Write-down of equity investment	--	4,268	--	4,268

Net loss before income tax (credit) expense	$(15,423)	$(9,547)	$(24,224)	$(18,238)

(1)

Includes an allocation of amortization and depreciation of $2,904 and $3,411 for the three months ended September 30, 2004 and 2003, respectively, and $9,723 and $10,283 for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Includes purchased research and development expense of $9,083 for the three and nine months ended September 30, 2004 related to the acquisition of the Horizon technologies.
(3)

Includes an allocation of amortization and depreciation of $495 and $395 for the three months ended September 30, 2004 and 2003, respectively, and $1,463 and $780 for the nine months ended September 30, 2004 and 2003, respectively.

8.

     For the three and nine months ended September 30, 2004 and 2003, no customer accounted for 10% or more of the Company’s revenue. The following table sets forth information on the composition of the Company’s total revenue by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
September 30, 2004	54%	13%	33%
September 30, 2003	48%	19%	33%

For the nine months ended:
September 30, 2004	53%	15%	32%
September 30, 2003	47%	19%	34%

Note 3 — Horizon technologies acquisition

     In July 2004, the Company acquired certain technology and related assets (the “Horizon technologies”) and an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”). The Horizon technologies, which are currently under development, include: in vivo compound imaging, in vitro pathway screening, predictive and genetic ADME capabilities and metabolomics technologies for use in preclinical and clinical drug development. Also, the Company acquired the MC-4 antagonist therapeutic program from Millennium, which the Company expects to license following further preclinical and therapeutic indication expansion efforts. In addition, the Company entered into a drug development services agreement with Millennium under which the Company will use the newly acquired Horizon technologies to repurpose a Millennium compound in exchange for up-front fees. If the compound reenters Millennium’s drug development pipeline, the Company could receive milestone payments and royalties on commercial sales.

     Consideration paid by the Company includes: (i) $3,500 payable in cash or stock, at the Company’s election, to Millennium in 2006; (ii) $1,000 in cash and stock to certain employees who left Millennium and joined the Company; (iii) limited grant-back licenses to certain technologies acquired from Millennium; and (iv) approximately $538 in transaction costs. In addition, Millennium received a license to use the Company’s ToxExpress database for three years, valued at $4,500. The Company also contractually agreed to spend at least $8,500 over the next eighteen months to develop and commercialize the acquired technologies and, subject to achieving certain performance milestones by the end of the first eighteen months, an additional $6,000 over the subsequent twelve months. As of September 30, 2004, after completing its evaluation of the acquired Horizon technologies and purchased in-process research and development activities, to reflect the cost of acquiring the Horizon technologies, the Company recorded a $9,083, one-time, purchased research and development expense within Operating Expenses in the Company’s Consolidated Statements of Operations.

Note 4 — Operating leases

     In July 2004, the Company entered into a lease agreement for approximately 19,000 square feet of laboratory space, in Cambridge, Massachusetts, at a cost of $630 per annum in base rent with a term expiring in 2008, subject to early termination.

     In October 2004, the Company entered into a lease agreement for approximately 16,000 square feet of laboratory space, in Gaithersburg, Maryland, at a cost of $459 per annum in base rent, subject to annual escalations, with a term expiring in 2010. Rent payments for this laboratory space will commence in January 2005.

     The Company conducts all of its operations from leased facilities, under operating leases with varying terms expiring through 2013, in the following locations: Gaithersburg, Maryland; Cambridge, Massachusetts; and, Berkeley, California.

     Future minimum lease payments under all lease agreements for the three months and years ending December 31 are as follows:

For the three months ending December 31, 2004	$ 1,337
2005	6,009
2006	6,181
2007	6,093
2008	4,280
2009 and thereafter	9,767

$ 33,667

9.

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

OVERVIEW

     We are a leading drug development services company providing a wide range of discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities. Our services are designed to assist in improving the predictive value of research activities and product success rates. We manage our business as two segments: information services and contract study services. Our information services business is based on our gene expression reference database, the GeneExpress System, for research related to drug discovery and optimization. These services primarily consist of subscriptions to the GeneExpress System. Our contract study services business, operated through our wholly owned subsidiary, Gene Logic Laboratories Inc., consists of services used in drug development, including primarily preclinical safety and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services. As part of our strategy for international expansion, during the first quarter of 2004 we established Gene Logic Ltd. in the United Kingdom to provide sales support and customer service support in Europe, and during the third quarter of 2004, we established Gene Logic K.K. in Japan to provide customer service support in Japan.

     In July 2004, we acquired certain technology and related assets (the “Horizon technologies”) and an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”). The Horizon technologies, which are currently under development, will be designed to help pharmaceutical and biotechnology companies (i) prioritize and identify indications for compounds entering preclinical development; (ii) identify alternative uses for compounds that have stalled in clinical development; and, (iii) expand indications for currently marketed drugs. We are working to combine the Horizon technologies with our core information and preclinical capabilities.

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

     For the near term, we are focusing on the following initiatives:

•	renewing GeneExpress System subscription agreements with our top-tier pharmaceutical company customers;
•	pursuing international expansion through increased sales and customer service support efforts in Europe and Japan;
•	improving gross margins on our contract study services business;
•	expanding and gradually increasing our emphasis on service-based offerings;
•	adding capacity and upgrading infrastructure to achieve revenue growth; and
•	continuing to develop and commercialize the Horizon technologies.

10.

     We have incurred operating losses in each year since our inception, including losses of $24.8 million in 2003, $24.1 million in 2002 and $33.2 million in 2001. At September 30, 2004, we had an accumulated deficit of $208.7 million. Our losses have resulted principally from costs incurred in the development of our GeneExpress System and selling, general and administrative costs associated with our operations. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended September 30, 2004 and 2003

     Total Revenue. Total revenue decreased $0.7 million, or 4%, to $17.0 million for the three months ended September 30, 2004 from $17.7 million for the same period in 2003. During the three months ended September 30, 2004 and 2003, no customer accounted for 10% or greater of our revenue.

     Information Services Revenue. Revenue from our information services business, which consisted primarily of fees from subscription agreements to our GeneExpress System, was $11.9 million for the three months ended September 30, 2004, a decrease of $0.3 million, or 3%, from $12.3 million for the same period in 2003. The decrease in revenue consisted primarily of a $1.3 million reduction resulting from the conclusion or reduction in scope of existing agreements, partially offset by $1.1 million in subscription fees from new customers and expanded agreements with and additional fees from existing customers. In 2004, seven subscription agreements, accounting for 27% of our 2003 revenue, were scheduled to expire by their terms, unless renegotiated. Since the beginning of 2004, we have renegotiated five of these agreements (Sumitomo, Boehringer Ingelheim, Sankyo, UCB Research and Avalon Pharmaceuticals), two of which were for reduced services resulting in less revenue than from the prior agreements. Agreements with Artesian and AstraZeneca, which represented 6% of 2003 revenue, terminated. In addition to the seven customers discussed above, in the third quarter of 2004 we completed our renegotiations with N.V. Organon, resulting in a new agreement to provide comprehensive toxicogenomics services, replacing the previous subscription agreement that terminated in 2003. For the near term, we expect flat to modest revenue growth in our information services business, mainly due to reduced demand for comprehensive, multi-year subscription-based agreements, offset in part by our gradually increasing emphasis on service-based offerings.

     Contract Study Services Revenue. Revenue from our contract study services business, which consisted of fees from services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services, was $5.1 million for the three months ended September 30, 2004, a decrease of $0.3 million, or 6%, from $5.5 million for the same period in 2003. The decrease in revenue consisted primarily of a decrease of $0.6 million in Phase I clinical trial services due to the restructuring of that service group and a credit of $0.6 million issued to a single customer as a result of our failure to meet the customer’s specifications for certain studies. In connection with this credit, we also expect to make a one-time payment of $0.4 million for additional costs the customer incurred. The decrease in revenue was partially offset by an increase of $0.9 million in preclinical studies. Due to on-going facilities renovation and capacity improvement, we expect reduced revenue for the balance of 2004, followed by gradual improvement in 2005, reflecting the impact of this increased capacity.

     Cost of Contract Study Services Revenue. Cost of contract study services revenue, which consisted of direct and indirect costs related to conducting contract study services, including direct and indirect labor, study materials, facility costs and depreciation, increased to $6.4 million for the three months ended September 30, 2004 from $4.7 million for the same period in 2003. The increase consisted primarily of a $1.2 million increase in outsourced expenses, employee costs, and a write-down of certain fixed assets acquired in the TherImmune acquisition, and a $0.4 million expense related to the previously discussed credit to a single customer. As a result, and because of the level of revenues, our gross margin for the third quarter of 2004 was a negative 26% as compared to a positive 13% for the same period in 2003. Beginning in early 2005, we expect gradual improvements in our gross margin resulting from anticipated increased operational efficiencies and increasing revenue resulting from our expanded capacity.

     Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the GeneExpress System, decreased to $10.5 million for the three months ended September 30, 2004 from $12.4 million for the same period in 2003. The decrease consisted primarily of a $1.0 million reduction in database content generation expenses, primarily resulting from more focused content development of our GeneExpress System, a decrease of $0.5 million in depreciation and amortization costs and a $0.3 million reduction in employee costs. For the fourth quarter of 2004, we expect database production expenses to be slightly lower than those for the fourth quarter of 2003. For 2005, we expect database production expenses to be comparable to those in 2004.

     Research and Development Expense. Research and development, which included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System and ongoing development of the Horizon technologies, as well as evaluations of alternative technology platforms, increased to $0.6 million for the three months ended September 30, 2004 from $0.5 million for the same period in 2003 due to ongoing development of the Horizon technologies. Over the next several quarters, we expect

11.

research and development expenses to increase by approximately $1.3 million to $1.8 million per quarter, as we further develop the Horizon technologies.

     Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $6.2 million for the three months ended September 30, 2004 from $5.7 million for the same period in 2003 primarily due to a bad debt write-down of $0.3 million. In future quarters, we expect selling, general and administrative expenses to increase modestly due to anticipated costs in establishing international sales and customer support efforts in Europe and Japan and marketing efforts relating to the Horizon technologies.

     Purchased Research and Development Expense. For the period ended September 30, 2004, we incurred a one-time, purchased research and development expense of $9.1 million, reflecting our evaluation of the acquired Horizon technologies and purchased in-process research and development activities.

     Net Interest Income. Net interest income remained relatively flat at $0.4 million for the three months ended September 30, 2004 as compared to $0.3 million for the same period in 2003, due primarily to a decrease in our balance of cash, cash equivalents and marketable securities available-for-sale, offset by a slight increase in the rates of return.

     Income Tax Expense. Income tax expense, which historically consisted of a 10% withholding tax on certain payments made by our Japanese customers, was a credit of $0.8 million for the three months ended September 30, 2004. As of July 1, 2004, a new treaty between the U.S. and Japan eliminated this withholding tax. During the third quarter of 2004, we reversed $0.8 million of previous accruals made under the old treaty. Future quarters will no longer reflect this withholding tax.

Nine Months Ended September 30, 2004 and 2003

     Total Revenue. Total revenue increased $6.0 million, or 12%, to $55.9 million for the nine months ended September 30, 2004 from $49.9 million for the same period in 2003. During the nine months ended September 30, 2004 and 2003, no customer accounted for 10% or greater of our revenue.

     Information Services Revenue. Revenue from our information services business, which consisted primarily of fees from subscription agreements to our GeneExpress System, was $38.4 million for the nine months ended September 30, 2004, an increase of $0.3 million, or 1%, from $38.1 million for the same period in 2003. This slight increase represents the impact of new customers and, for sales originating in Japan, the cumulative impact of a favorable exchange rate in 2004, offset by terminations of existing agreements and reduced revenue from certain renewals.

     Contract Study Services Revenue. Revenue from our contract study services business, which consisted of fees from services related to drug development, including primarily preclinical safety and pharmacology studies and related laboratory services, was $17.5 million for the nine months ended September 30, 2004, an increase of $5.7 million, from $11.8 million for the same period in 2003. The increase reflects the recording of nine months of revenue whereas in 2003 we recognized only six months of revenue because we acquired this business on April 1, 2003.

     Cost of Contract Study Services Revenue. Cost of contract study services revenue, which consisted of direct and indirect costs related to conducting contract study services, including direct and indirect labor, study materials, facility costs and depreciation, increased to $18.0 million for the nine months ended September 30, 2004 from $9.8 million for the same period in 2003. The increase reflects the recognition of nine months of cost of contract study services revenue whereas in 2003 we recognized only six months of cost of contract study services revenue because we acquired this business on April 1, 2003.

     Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the GeneExpress System, decreased to $34.1 million for the nine months ended September 30, 2004 from $38.0 million for the same period in 2003. The decrease consisted primarily of a $2.3 million reduction in database content generation expenses, primarily resulting from more focused content development of our GeneExpress System, a $1.0 million reduction in employee costs and a decrease of $0.6 million in depreciation and amortization costs.

     Research and Development Expense. Research and development expenses, which included the costs associated with our efforts to improve the processes currently used in the production of our GeneExpress System and ongoing development of the Horizon technologies, as well as evaluations of alternative technology platforms, decreased to $1.4 million for the nine months ended September 30, 2004 from $1.6 million for the same period in 2003, primarily due to a $0.3 million reduction in employee costs.

     Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $18.5 million for

12.

the nine months ended September 30, 2004 from $16.0 million for the same period in 2003. The increase was primarily a result of our acquisition of TherImmune on April 1, 2003.

     Purchased Research and Development Expense. For the period ended September 30, 2004, we incurred a one-time, purchased research and development expense of $9.1 million, reflecting our evaluation of the acquired Horizon technologies and purchased in-process research and development activities.

     Net Interest Income. Net interest income decreased to $1.0 million for the nine months ended September 30, 2004 from $1.3 million for the same period in 2003, due primarily to a decrease in our balance of cash, cash equivalents and marketable securities available-for-sale.

     Other Income. Other income for the nine months ended September 30, 2003 was $0.3 million due to realized gains on sales of marketable securities.

     Income Tax Expense. Income tax expense, which historically consisted of a 10% withholding tax on certain payments by our Japanese customers, decreased to $0.3 million for the nine months ended September 30, 2004 from $1.6 million for the same period in 2003, reflecting the impact of the elimination of the withholding tax effective July 1, 2004 under the new treaty, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 2004, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of September 30, 2004, we had $106.7 million in cash, cash equivalents and marketable securities available-for-sale, compared to $111.8 million as of December 31, 2003.

     Net cash used in operating activities decreased to $0.3 million for the nine months ended September 30, 2004 from $10.0 million for the same period in 2003, primarily due to the timing of customer and vendor payments.

     During the nine months ended September 30, 2004 and 2003, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures, software development costs and, in 2003, the acquisition of TherImmune. Capital expenditures for the nine months ended September 30, 2004 and 2003 amounted to $2.4 million and $1.1 million, respectively. The increase in capital expenditures was primarily due to additional build-out of our facilities and related equipment purchases in order to expand our capacity and capabilities. Over the next two quarters, we expect to continue to incur capital expenditures of approximately $9.0 million due to additional facility build-out requirements and equipment purchases. In 2003, we expended $30.4 million for the purchase of TherImmune.

     We capitalized software development costs of $2.7 million and $5.3 million for the nine months ended September 30, 2004 and 2003, respectively. These costs relate to ongoing efforts to enhance the software platform of our GeneExpress System. The decrease in software development costs was primarily due to the rebalancing of our workforce. Software development costs are being amortized over their expected useful life of three years. For 2004, software development costs are expected to continue at a reduced rate as we further enhance the software platform of our GeneExpress System. In addition, we expect to continue to incur periodic database upgrade costs as we enhance the content of our GeneExpress System.

     Our financing activities, other than the repayment of capital lease obligations and equipment loans, consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan. In connection with the TherImmune acquisition in 2003, we repaid $6.0 million in debt of TherImmune.

     In July 2004, we completed our purchase of the Horizon technology and an associated research team from Millennium. As part of the consideration, we agreed to pay $3.5 million in cash or stock, at our election, to Millennium in 2006, and we paid $1 million in cash and stock to certain employees who left Millennium and joined us. In addition, we also contractually agreed to spend at least $8.5 million over the next eighteen months to develop and commercialize the Horizon technologies and, subject to achieving certain performance milestones by the end of the first eighteen months, an additional $6.0 million over the subsequent twelve months.

13.

     The following table sets forth information as to minimum payments we anticipate regarding specific future financial commitments, including: capital lease payments, long-term debt payments, payment obligations under our Affymetrix agreement (as described in our Annual Report on Form 10-K for the year ended December 31, 2003), our funding commitment and payable for the Horizon technologies acquired from Millennium and operating lease payments.

	Total	Within 3 Months	2005 & 2006	2007 & 2008	Beyond 2008
Capital lease obligations	$417	$40	$316	$61	$--
Long-term debt	679	461	91	100	27
Payment obligations	5,000	1,000	4,000	--	--
Technology program funding commitment	7,820	2,080	5,740	--	--
Acquired technologies payable	3,500	--	3,500	--	--
Operating leases	33,667	1,337	12,190	10,373	9,767

Total	$51,083	$4,918	$25,837	$10,534	$9,794

     We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under Item 1. “Business—Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003 and also in our Current Report on Form 8-K filed on July 26, 2004.

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

     Contract Study Services Revenue. Contract study services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under U.S. Government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

14.

until such time that evidence of fair value does exist or is recognized ratably over the longest performance period of the remaining elements.

     Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements, taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

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

     We are in the process of performing this test and there can be no assurance that, when the test is completed, a significant impairment charge may not be recorded.

ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows. Typically, arrangements with our customers require that the payments for our services be made in advance, based upon the achievement of milestones or in accordance with predetermined payment schedules. In the past, we have generally not had a history of significant collectability problems with our customers; however, we have an allowance for doubtful accounts based on our estimate of accounts receivable that are at risk of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

INVENTORY

     We maintain an inventory of tissue samples collected from various commercial and academic sites that are used to expand the content of the datasets comprising our GeneExpress System offering. We assess the quality and supply of samples in excess of our current requirements in determining appropriate reserves. Our methods for calculating these reserves are based both on historical performance and management estimates. Inventory reserves are reviewed for adjustment on an ongoing basis. Changes in tissue quality and/or our requirements for their use could potentially cause adjustments to these reserves that might have a material impact on our financial statements.

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

15.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2004, we had cash and cash equivalents of approximately $46.5 million and marketable securities available-for-sale of an additional $60.2 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at September 30, 2004, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2004, respectively. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

PART II     OTHER INFORMATION

Item 1.   Legal Proceedings

     On September 10, 2004, Gene Logic and one of our senior-level employees filed a Complaint in the Circuit Court for Dane County, Wisconsin against Covance Laboratories, Inc. (“Covance”) seeking a declaratory judgment that the non-competition and non-disclosure agreement to which the employee was a party while he worked for Covance was invalid. Thereafter, Covance filed a counterclaim against Gene Logic and the employee alleging, against Gene Logic, tortious interference with the agreement between Covance and the employee and misappropriation of trade secrets.

     Separately, also on September 10, 2004, Covance filed a complaint in the Federal District Court in Maryland seeking to enforce the agreement and alleging violations of their trade secret rights. Covance also requested a temporary restraining order and preliminary injunction to prevent the employee from working at Gene Logic. The Federal District Court denied Covance’s request for a temporary restraining order and decided to abstain while the Wisconsin case moves forward, retaining jurisdiction to the extent only that the Wisconsin court is not able to provide all the necessary remedies should Covance prevail.

     In the Wisconsin suit, Covance seeks (i) to have its contract declared valid and enforceable, (ii) an injunction restraining the employee from violating their agreement, enjoining Gene Logic from interfering with the agreement and enjoining the employee and Gene Logic from misappropriating Covance’s confidential and trade secret information and requiring the return to Covance of such information, (iii) specific performance of the agreement, and (iv) an award of unspecified monetary damages, costs and attorneys fees and unspecified punitive damages. The parties have filed cross-motions for summary judgment in the Wisconsin court. We believe the non-competition provisions in the agreement are not valid under Wisconsin law and that there is no merit to the other claims; accordingly, we will continue to vigorously defend our positions in these related cases.

Item 2.   Change in Securities and Use of Proceeds

     In connection with the acquisition of the Horizon technologies from Millennium, we hired six former employees of Millennium. On July 22, 2004, upon the closing of the acquisition of the Horizon technologies, we issued to these six individuals an aggregate of 147,521 shares of common stock of the Company in partial consideration for the sale of the Horizon technologies and the agreement of these individuals to terminate their employment with Millennium and accept employment with Gene Logic. These transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. Each of the individuals represented their intention to acquire the securities for investment only and not with a view to sell in connection with any distribution thereof and appropriate legends were affixed to the share certificates. The individuals either received or had access to adequate information about Gene Logic in connection hereto.

Item 3.   Defaults Upon Senior Securities

     None.

16.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     We entered into employment agreements with two executive officers (Dennis A. Rossi, Senior Vice President and General Manager, Genomics; and Joanne M. Smith-Farrell, Vice President, Corporate Development and Strategy). Copies of the employment agreements, signed on November 4, 2004, are being filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.   Exhibits and Reports on Form 8-K

A)	Exhibits:

* 10.83	Employment Agreement, dated November 4, 2004, between the Registrant and Dennis A. Rossi.

* 10.84	Employment Agreement, dated November 4, 2004, between the Registrant and Joanne M. Smith-Farrell.

+ 10.85	Asset Purchase Agreement, dated July 22, 2004, between the Registrant and Millennium Pharmaceuticals, Inc.

10.86	Lease Agreement, dated July 31, 2004, between the Registrant and Thirty-Eight Sidney Street Limited Partnership.

31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*	Indicates management compensatory plan, contract or arrangement.
+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

B)	Reports on Form 8-K:

During the three months ended September 30, 2004, the Company filed the following reports:

•	The Current Report on Form 8-K, filed on July 23, 2004, with respect to the Company's financial results for the three months ended June 30, 2004.

•	The Current Report on Form 8-K, filed on July 26, 2004, with respect to the Company's acquisition of the Horizon technology and an associated research team from Millennium Pharmaceuticals, Inc.

17.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	November 9, 2004	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

18.