Form 10-K
period 2004-12-31
GENE LOGIC INC
filed 2005-03-16
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 0-23317

GENE LOGIC INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

610 Professional Drive
Gaithersburg, Maryland 20879
(Address of principal executive offices)
Registrant’s phone number, including area code: (301) 987-1700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
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

YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES ☐ NO ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒ NO ☐

        The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2004 was approximately $95,458,000, based on the closing price on that date of Common Stock on The NASDAQ Stock Market.*

        The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,739,454 as of March 1, 2005.

*	Excludes 7,878,572 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in this Form 10-K under the section entitled “Risks Related to Our Business and Industry”. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-K to “Gene Logic,” “Gene Logic Laboratories, Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. GeneExpress®, BioExpress®, ToxExpress® and ASCENTA® are registered trademarks of Gene Logic. Genesis Enterprise SystemTM and ToxShieldTM are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc. Viagra® is a registered trademark of Pfizer Inc.

ITEM 1.	BUSINESS

OVERVIEW

Gene Logic provides innovative drug discovery and development solutions to the pharmaceutical industry. Our solutions help customers develop therapeutically and commercially valuable compounds in a more timely, efficient, and cost-effective manner. Our customers can use our solutions to understand the effect of a compound on biological processes, and to identify, evaluate and measure critical safety, efficacy, and other patient-related factors so that they may better assess the likely therapeutic and commercial value of their targets and compounds. Customers use our solutions throughout the pharmaceutical R&D process, from early discovery through late stage clinical development.

Our solutions consist of:

š	Genomics and Toxicogenomics Services: we help customers to discover and prioritize drug targets, identify biomarkers, and predict toxicity and provide insights into efficacy of specific compounds through the use of gene expression technologies, proprietary reference databases and bioinformatics software and professional services.

š	Preclinical Contract Research Services: we enable customers to assess the safety and pharmacologic effects of candidate compounds with the intention of gaining regulatory approval to proceed with human trials on prioritized compounds, through the use of in-vivo animal testing research studies and related laboratory services.

š	Drug Repositioning and Selection Services: we can assist in (i) identifying alternative indications for customers’ failed, stalled or deprioritized compounds, (ii) expanding indications for customers’ currently marketed drugs, and (iii) prioritizing and identifying indications for customers’ compounds entering preclinical development.

We sometimes refer to the combination of our genomics and toxicogenomics services and preclinical contract research services as our “historical business.”

We remain focused on providing our drug development solutions to pharmaceutical and biotechnology companies primarily in North America, Europe, and Japan; we are not currently using our services to build or commercialize our own proprietary pipeline of compounds; Our total revenue for 2004 was $75.9 million, of which $52.2 million and $23.8 million were derived from genomics and toxicogenomics services and preclinical contract research services, respectively. Total revenue for 2003 was $69.5 million, of which $52.0 million and $17.6 million were derived from our genomics and toxicogenomics services and preclinical contract research services, respectively.

STRATEGY

Our business strategy is to:

1. Increase revenue growth and earnings in our historical business from increased sales of genomics and toxicogenomics services and preclinical contract research services.

We currently receive substantial revenue through subscription and fee-for-services arrangements from the sale of our genomics and toxicogenomics services and preclinical contract research services. In order to increase future revenue growth, we have refocused our related business units, which are now headed up by new general managers. In our genomics and toxicogenomics business, we are implementing new sales, marketing, pricing, distribution plans and new services to develop new markets, expand the number of customers and further penetrate existing customer accounts. In our preclinical contract research business, we are increasing our capacity and implementing new operational and quality assurance programs to improve margin performance and enhance customer satisfaction.

2. Build milestone and royalty positions in compounds through the application of our drug repositioning and selection services.

We acquired the Horizon technologies, which are the basis for our drug repositioning and selection business, from Millennium Pharmaceuticals, Inc. (“Millennium”) in 2004. By combining these technologies with our capabilities in genomics and toxicogenomics and in preclinical contract research, we are developing services which will be the basis for strategic alliances with drug development customers. In these alliances, we will apply our drug repositioning and selection services to help our partners identify alternative uses for their stalled, failed or deprioritized compounds, find new indications for their existing drugs and prioritize and identify indications for compounds entering preclinical development. We plan to structure these alliances to provide for fees, milestone payments and royalties as drugs reenter a partner’s development pipeline. In certain other instances, such as when a partner declines to develop a compound for an indication we have found, we may acquire rights to such a compound for certain indications and, if we elect to pursue development of such a compound, we will either promptly find a partner and/or invest financial and other resources, which could be substantial, to develop the compound to a stage where we will be in a position to license it out to a third-party for final development and commercialization. These services are being developed at our new research facility in Cambridge, Massachusetts, under the direction of senior level scientists who previously worked for Millennium and who joined us in connection with the technology acquisition in 2004.

Our strategy enables us to leverage our historical capabilities, including the following:

1. Demonstrated revenue generating genomics and toxicogenomics capability.

We combine strong biological expertise with high throughput gene expression production capability to create genomic databases and provide professional services that our customers use in drug development decisions. We have a strong professional staff of physicians, scientists, and technologists who have developed programs to acquire, handle, and process human and animal tissue samples and associated clinical information. Our production facility to generate gene expression information from these samples utilizing microarray technology is one of the largest commercial production facilities in the world. To handle the massive amount of data generated by us and for our customers, we have developed expertise in bioinformatics, database design, and software development and testing. Our customers use our expertise in biology, genomics production and data management to implement genomics-based solutions throughout the drug discovery process, including target discovery and prioritization, toxicogenomics and pharmacogenomics.

2. Comprehensive technology platform and biological expertise.

We continually seek to enhance our technology platform through building, in-licensing or acquiring technologies and expertise that complement our fundamental capabilities and strategy. In 2003, we acquired TherImmune Research Corporation (“TherImmune”), which added the capability to conduct in-life animal studies and analytical laboratory services, both for our internal programs and on behalf of customers.

In 2004, we acquired the Horizon technologies from Millennium to provide new drug repositioning and selection services for customers. These technologies, combined with our genomics and toxicogenomics and preclinical research capabilities, will allow us to provide systematic and affordable solutions to finding alternative therapeutic uses for compounds throughout the drug development process.

3. Established customer relationships.

On the strength of our historical business, we have established customer relationships with many of the leading global pharmaceutical and biotechnology companies, as well as U.S. Government life science research agencies. We continually work in partnership with our customers to improve and expand our existing services and develop new services that help our customers reach their drug development goals.

4. Experience in delivering services addressing pharmaceutical companies’ drug development R&D issues.

In delivering our genomics and toxicogenomics services and our preclinical contract research services, we have demonstrated experience in devising and providing services to sophisticated customers with an understanding of their research and development processes. We provide solutions for some of the industry’s most critical needs, including: target discovery, compound safety assessment and, with our new drug repositioning and selection services, alternative methods for more cost effective drug pipeline development. We have the ability to deliver services in a systematic and reliable way, with an understanding of regulatory and complex scientific requirements.

5. Strong management in a restructured organization.

We recently added to, and refocused, our management team to allow us to execute our strategy. We added Dennis Rossi, an experienced life-sciences executive, as a Senior Vice President and General Manager, Genomics. We added V.W. Brinkerhoff, III, another experienced life sciences executive, as a Senior Vice President and General Manager, Gene Logic Laboratories and Carlos Orantes, formerly with Covance, Inc., as Vice President of Operations for the preclinical contract research business. Dr. Louis Tartaglia, formerly of Millennium, is a Senior Vice President and General Manager, Drug Repositioning and Selection. Dennis Barger is our new Vice President of Global Business Development and Dr. Joanne M. Smith-Farrell is our new Vice President of Corporate Development and Strategy.

SCIENTIFIC AND INDUSTRY BACKGROUND

Each cell of all living organisms contains a blueprint or set of instructions for how that cell should work, which is passed from one generation to the next and is encoded in a set of molecules called DNA. These DNA molecules are organized into long strands that bind to each other in a twisted helix structure. DNA molecules can be organized in a vast number of different ways, leading to the production of millions of different protein molecules. These protein molecules are the basic building blocks of all living organisms.

Protein molecules are produced from DNA through an intermediate molecule called mRNA, which serves to translate DNA into protein form. The specific sequence of DNA that produces a particular protein is called a gene. In humans, every cell contains the same three billion pairs of DNA molecules, referred to collectively as the human genome. Only a small percentage of the genome actively produces proteins.

Yet, cells are very different from each other in structure and function. For example, a brain cell and a muscle cell, although very different, contain exactly the same DNA code. The reason for the difference in structure and function is that not all genes are active in any cell. So the type of cell and its function are determined by which genes are actively producing protein and the amount of protein they are producing. In fact, almost any change in the activity of a cell, whether normal or diseased, is reflected in a change in the genes that are producing protein. This pattern of gene activity is reflected in the mRNA and is called gene expression. The determination of gene expression is a broad measure of the function of a cell.

Microarray technology has accelerated the process of measuring gene expression. Microarray technology uses millions of DNA sequences attached to a solid surface in a dense matrix. Samples of cells and tissues from humans or animals are prepared, and the resulting mRNA is then labeled and passed over the surface of the microarray. The labeled mRNA adheres to its counterpart DNA on the microarray, resulting in information which can then be analyzed to determine the level and pattern of gene expression within that tissue or cell.

While the biology of different normal and diseased cells can be evaluated by analyzing gene expressions patterns, there are also variations of the gene sequence for similar genes from individual to individual. These individual variations in gene sequence, known as SNPs (single nucleotide polymorphisms), account for similar proteins working more or less effectively. These differences in protein function lead to individual variations in the effectiveness of drugs, susceptibility to disease, and toxicity of compounds. There may be hundreds or thousands of variations within any gene from one individual to another. There are thought to be about 3 million significant SNPs in the human genome, although not all of them have yet been discovered and the function for most is not known. These variations are determined by various methods and machines that allow a DNA sequence to be analyzed.

Different patterns of gene expression are used to study the basic biology of normal and diseased cells, as well as either the toxic or therapeutic effect that chemicals, such as a drug compound, can have on cells.

For example, a diseased tissue, such as a cancerous tissue, can be compared to normal tissue to find gene activity that is associated with the cancer, and that information can be used to identify targets and develop drugs to treat the disease. Using information about the human genome to develop drugs is called pharmacogenomics.

Normal cells can also be compared to cells that have been treated with a specific compound, to determine if that compound has toxic effects on cells. Using information about how gene expression patterns vary when chemicals are damaging (i.e. toxic) to tissues is called toxicogenomics.

The amount of information that is generated from sequencing three billion base pairs of DNA and using microarrays to look at gene expression patterns in tens of thousands of biological tissues and processes could not be stored and analyzed if it were not for advances in information technology that occurred with the development of computers and culminated in the 1990s with the advent of the internet. The science of using computers to capture and understand biology is known as bioinformatics.

Besides gene expression data, there are many other methods to look at biological function. In addition to many traditional methods which continue to be used today, there are also new methods which are beginning to be developed and used. Some of these include:

—	Metabolomics, which is the measurement of the changed or remaining molecules of proteins that have been used up in performing their function. This information can be used to determine what pathways and biological functions have been active.

—	Proteomics, which is the measurement of many proteins at once to analyze patterns of protein production and use. Proteomics is similar to gene expression, except proteomics measures proteins while gene expression measures mRNA. However, proteomics is much more difficult to do because there are millions of rapidly changing types of proteins as compared to tens of thousands of types of mRNA molecules.

—	In-vivo imaging, which is the use of imaging technologies to visually see where potential drugs are attaching to biological targets in animals. This can be done by putting either a chemical label or tag on the compound of interest, injecting the labeled compound in a test animal, and using a machine to see where the labeled compound actually goes. Alternatively, the animal itself can be genetically modified so that a particular biological pathway or target is chemically labeled in the animal. When that biological pathway or target is activated by a test compound, a signal from the chemical tag can be seen using special imaging machines.

—	In-vitro screening, which is the use of cells grown in test tubes or on plates to evaluate how compounds cause the cells to change or react. There are many different measurements that can be made on the cells. The cells used in these assays can also be genetically modified so they indicate a particular process or pathway in the cell that is being activated.

Gene expression and other methods of looking at biological functions are critical to pharmaceutical companies’ drug development processes. The current model for drug development is based on developing a systematic understanding of biology. Pharmaceutical companies develop drugs by seeking specific protein targets that could be therapeutic targets. These companies then seek chemical compounds that could modulate or manipulate the targets by binding, or interacting, with these targets and have a therapeutic effect on the target. Scientists have the ability to screen large libraries of compounds using high-throughput automated systems against biological targets to identify potential therapeutic compounds that will modulate these targets. But, first, scientists must identify the targets, from among the 3,000 to 5,000 human genes that might produce proteins that could be good therapeutic targets. One efficient way to identify these targets is from gene expression data produced from normal and diseased human tissues as well as from animal models and cell lines.

The process of drug development is expensive, time consuming and risky. On average it takes 13 years from the beginning of the discovery effort to getting a drug to market. During this time, a company will typically have filed one or more patent applications, but since patents have a maximum term of 20 years from the date of the initial filing, the period during which the drug is being evaluated and ultimately approved uses up a significant part of the period of exclusivity potentially provided under patent law. Current studies suggest the overall success rate and cost of a compound making it to market is estimated to be 8% and between $800 million dollars to $1.2 billion dollars. On average, the research and development costs have been doubling every five years, yet success rates for getting drugs to market have been flat or declining.

Today drug discovery and development generally consists of the following steps:

—	Discovery. Discovery is the process of identifying new biological targets and the chemicals that can affect them. Targets must be identified, prioritized and validated. Gene expression data has been very useful in target identification and prioritization, but the process of target validation remains tedious, expensive, and time-consuming. Through lead discovery and lead optimization, compounds that can affect identified targets are tested, analyzed, modified and optimized, using information as to these compounds about potential toxicity, absorption, distribution, metabolism and excretion.

—	Preclinical Testing. Compounds that are being considered as drugs must be studied to determine if the compound will have unacceptable toxic effects and if it will be effective in treating the targeted disease or condition. Traditionally, prior to initiating studies in humans, a pharmaceutical company conducts laboratory and animal studies to show evidence of effectiveness and levels of toxicity. More recently, compounds can also be evaluated for potential toxicity and effectiveness using toxicogenomics.

—	Investigational New Drug Application (IND). After completing preclinical testing, the company files an IND application with the FDA to begin to test the drug in humans. The IND application shows: results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and, how the compound is manufactured. In addition, the IND application must be reviewed and approved for ethical issues and patient protection by the Institutional Review Board at the hospital or other institution where the studies will be conducted. Once the trials commence, progress reports on clinical trials must be submitted at least annually to the FDA.

—	Clinical Trials. These tests involve a series of studies (Phase I, II and III) involving up to several thousand patients over a multi-year period. These tests assess effectiveness, appropriate dosage and safety in humans.

—	New Drug Application (NDA). Following successful completion of clinical trials, the company files an NDA application with the FDA, which typically runs 100,000 pages or more. The FDA takes up to six months to review an NDA.

—	Approval. Once the FDA approves the NDA, the new medicine becomes available for physicians to prescribe. The company must continue to periodically report to the FDA, including cases of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies (Phase IV) to evaluate long-term effects.

Of the drugs that make it to market, nearly 90% are estimated to have un-anticipated effects and new therapeutic uses that are found within five years. Such additional uses for compounds (sometimes called drug repurposing or repositioning) have usually been discovered by accident. An example of this is the drug Viagra, which was initially developed to treat heart disease and is now much more widely used for treating sexual dysfunction.

We are developing a platform of technologies that can systematically analyze the biological effects of compounds on targets and help pharmaceutical companies deliberately repurpose/reposition drugs. Our technologies develop data on compounds under assessment using in-vitro (in the test tube) cell models, in-vivo (in the animal) animal models, in-silico (in the computer) models, genomic information, and ex-vivo (outside the animal) cellular assays.

OUR BUSINESS

Genomics and Toxicogenomics Services

Our genomics and toxicogenomics services include proprietary gene expression and toxicogenomics databases, software tools, and data generation and professional services. We design services to assist researchers to find drug targets and biomarkers and to predict potential toxicity of drug candidates and other compounds through understanding gene expression patterns, genetic abnormalities, disease pathways, disease mechanisms of action and mechanisms of toxicity.

Our genomics and toxicogenomics services are based on the gene expression data derived from our Biorepository, a collection of over 33,000 diseased and normal human tissues, as well as diseased and normal tissue from animal models, and primary cells and cell cultures. These samples, together with relevant pathology and clinical data, are collected from clinical centers, teaching hospitals, academic medical centers and, in some instances, commercial providers. The samples related to assessing human biology represent more than 400 separate clinical disease indications with focused collection programs in critical areas of greatest market interest, including oncology, cardiovascular, central nervous systems, inflammatory and metabolic diseases. The samples related to assessing human toxicology are primarily derived from animal liver, the site of primary toxicity, as well as animal kidney and heart.

We isolate and prepare the genetic material from these tissue samples and then analyze the genetic material through a high throughput, automated process using microarrays to determine gene expression. The results of this analysis, as well as the corresponding pathology and medical history information for each sample, are compiled using our software and bioinformatics capabilities, resulting in reference databases that are the foundation of our genomics and toxicogenomics services.

Our genomics and toxicogenomics services currently comprise the following offerings:

        BioExpress System – The BioExpress System is a database that enables drug development researchers to use our data to investigate human disease and disease progression and to identify and prioritize disease-associated gene targets through an understanding of gene expression patterns, genetic abnormalities, disease pathways and disease mechanisms of actions. The BioExpress System is a general reference source that enables detailed examination of the interrelationship between the human genome, disease mechanisms and related individual clinical parameters. Our reference database comprises gene expression data derived from normal and diseased human and animal tissues and related clinical information about those samples.

        The BioExpress System can be divided into disease-specific subsets, collectively known as BioExpress Suites. Each Suite consists of information focused on a particular type of disease system or condition, including oncology, cardiovascular, central nervous system, inflammation and normal human biology.

        ASCENTA System – The ASCENTA System is a web-accessible research tool containing selected, curated gene expression data, and associated clinical information from the BioExpress System. Use of the BioExpress System requires researchers skilled in bioinformatics. The ASCENTA System allows researchers, who may not have the necessary level of resources or experience to effectively use the full BioExpress System, to use the ASCENTA System’s more intuitive format and summary data, which are organized into sample sets related to relevant therapeutic areas, including inflammation, oncology, central nervous system disorders, cardiovascular disease and metabolic disease.

        Data Generation Services – We offer data generation services so that customers can outsource to us the generation of gene expression data from customer samples. We generate and report gene expression data from samples provided by our customers using our infrastructure and capabilities in sample collection, handling, preparation and curation, microarray analysis and software and database development.

        ToxExpress System – The ToxExpress System is a database consisting of gene expression profiles and associated clinical data of rat tissues and cells treated with drugs and other compounds known to be toxic. The information includes for each sample, a “toxicity profile”, including time-course, dose and other classical toxicology study information, supplemented with data from studies on primary human liver tissues and cells and other animal model tissues. The ToxExpress System contains models we have developed to predict acute and chronic human toxicity. Customers use our ToxExpress System as a primary tool to assess potential single- or multi-organ toxicity of proprietary drug candidates using gene expression information. Toxicity in liver tissue has been the primary focus to date of the ToxExpress System. Additional toxicology studies have been performed and we are developing additional predictive models of toxicity in other organ systems including animal kidney and heart and, to a lesser extent, bone marrow and blood.

        The ToxExpress System can be divided into cell type-specific subsets collectively known as ToxSuites. ToxSuites consist of gene expression and clinical information focused on a specific area of interest or toxic end-point, such as in-vivo liver. Such cell type-specific studies allow researchers to screen compound classes suspected of causing a particular type of toxicity.

        Toxicogenomics Services – We offer toxicogenomics-related services based on the predictive models of the ToxExpress System and our capabilities in using in-life studies, microarray analysis and software and database development. These services include:

ToxScreen Reports – predict toxicity of candidate compounds based on our proprietary predictive toxicogenomics models;

Molecular Mechanism of Toxicity (MOT) Services – provide analyses of gene expression changes to explain toxic events in specific compounds; and

Custom ToxExpress Services – apply the technologies of the ToxExpress System to customer-specific, compound-related questions and database needs related to resolving toxicity-based issues.

        ToxShield Suite – The ToxShield Suite is an intuitive web-enabled software platform for use by toxicologists and drug safety scientists to assess and rank candidate compounds based on potential toxicity in humans. Each ToxShield Suite report characterizes candidate compounds for potential predicted toxicity, proposes likely induced pathologies and finds reference compound matches from those included in the ToxExpress System.

        Genesis Enterprise System – The Genesis Enterprise System is our enterprise, bioinformatics solution. It is a sophisticated and highly complex software platform for organizing, mining, analyzing, visualizing and managing gene expression and clinical information. Genesis enables drug development researchers to compile and rapidly assess large data sets (including both our data and customer derived data), and includes various tools for sophisticated analysis of gene expression results.

Preclinical Contract Research Services

Our preclinical contract research business comprises in-life animal study testing services, including general and specialty toxicology services and related services. These services help customers assess the safety and pharmacologic effects of candidate compounds prior to initiating human clinical trials.

Our preclinical services include the following:

        General Toxicology Services – Our general toxicology services are the cornerstone of our preclinical services business. We offer general toxicology studies designed to assess the safety and risk profile of pharmaceuticals, biologics, nutraceuticals, environmental contaminants and other chemical compounds. These studies can be conducted on multiple animal model types and use both basic and specialized routes of administration. We conduct studies on acute toxicity, chronic toxicity, sub-chronic toxicity and carcinogenicity. We help our customers design the studies, we conduct and document studies, we analyze results and we help guide our customers through the FDA regulatory process.

        Specialty Toxicology Services – Our specialty toxicology services include:

Developmental and Reproductive Toxicology (DART) Services – provide a detailed evaluation of stages of animal model reproduction and development in order to estimate at which stages of human reproduction a candidate compound under development presents a potential risk.

Safety PharmacologyServices – investigate the effects of target compounds on vital functions in mammalian species, primarily on the cardiovascular, respiratory and central nervous systems, as well as on the renal/urinary, gastrointestinal and immune functions.

Vaccine TestingServices – general toxicology-related tests designed to evaluate the mechanism of activity of potential vaccines across multiple disease indications of key interest to our drug development customers.

        Analytical Laboratory Services – Our analytical laboratory services provide specialized lab-based testing related to clinical pathology (analysis of the effects and mechanism of action of test article in blood, serum, organs and tissues of animal models), analytical chemistry (analysis of test article in terms of purity verification, product stability, dose verification, concentration verification and clinical trial samples), and immunology (combination of immunoassays for preclinical, toxicology and clinical studies, including custom assay development, assay validation and qualification, biodistribution evaluation and chemiluminescent detection).

Drug Repositioning and Selection Services

The pharmaceutical development process is widely recognized to be expensive, time-consuming and risky, with a high failure rate. Billions of dollars are spent to identify and develop biologically active compounds that do not ultimately succeed for various reasons, including (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety issues; and, (iii) patient variability in responding to a compound.

The lack of effectiveness is caused by the difficulty scientists have in determining and evaluating the full biological activity of compounds under development. As a result, development of compounds that have limited effectiveness in human clinical trials for the selected indication is often stopped, even though such compounds may be effective in treating other medical problems. Such alternative uses are often discovered by accident. A widely recognized example is Pfizer’s Viagra, which was originally intended to treat heart conditions in men, but is now used to treat sexual dysfunction. In fact, it is estimated that nearly 90% of drugs that successfully complete human clinical trials will find an alternative therapeutic indication within five years of initially being marketed. The market potential for these alternative indications may be greater than the original therapeutic use for which a drug was developed.

Safety issues, which also account for a significant number of failures of candidate compounds, are often due to an identified potential for an adverse (toxic) reaction to a compound when administered to humans, based on responses in one or more animal models or other factors. We have technologies that will enable us to help customers better understand the potential for adverse effects and to seek a solution to such problems. For example, our technologies can help to determine if adverse effects in animal models will carry though to humans.

In addition, sometimes compounds provide inconclusive or conflicting results due to the fact that different humans may react differently to a particular compound. For example, some humans may metabolize a drug more slowly than others and thus get a stronger dose than is desirable. Our technologies will help us to assess such variable responses and to assist customers to develop tests or other criteria that can indicate appropriate dosing for individuals that will make a compound safer or more effective.

We are developing a high throughput, cost-effective solution intended to systematically identify and provide information about a broad range of biological activity caused by candidate compounds. Our solutions are based on technologies we acquired from Millennium Pharmaceuticals in 2004 plus our core capabilities in genomics, toxicogenomics and preclinical services, and are being developed by a team of scientists who began developing these technologies while at Millennium, prior to joining us.

We believe that no single technology is sufficient to assess the effect of a compound across complex biological processes. Our solutions will allow us to more systematically and efficiently evaluate a broad range of biological activity of a compound, including its effect on a wide variety of diseases, without requiring a prior disease hypothesis. We will assess the effects of a compound using multiple technologies, including in-vivo, in-vitro, in-silico, and ex-vivo assessments of a compound at the DNA, RNA, protein, pathway, and cellular level. The resulting combined information can be used to develop one or more hypotheses about how to use a compound to treat a disease or condition. We can then validate proposed alternative therapeutic uses through our preclinical contract research services.

We believe repositioning compounds is particularly attractive to the pharmaceutical industry, because the incremental cost and time to reposition a compound once it is in the human clinical phase of development will be substantially less than that required to develop a compound from scratch by the traditional drug development process. Similarly, selecting for further testing and development those compounds most likely to be successful and understanding and resolving safety issues for compounds so they are not eliminated from development may prevent unproductive investments and save significant investments already made by pharmaceutical companies in candidate compounds.

Our drug repositioning and selection services are being developed to provide the following:

š	Drug Repositioning for Failed Compounds: find new and alternative uses for failed, stalled or deprioritized compounds and restore them into clinical development. These compounds may have been set aside due to the identification of potential toxicity, lack of effectiveness for treating the original indication, variable patient response or a variety of other reasons.

š	Market Expansion for Active Compounds: increase a compound’s commercial potential, by identifying additional disease indications which the compound can treat.

š	Compound Selection Among New Compounds: select compounds to move forward into preclinical and clinical development by identifying those that have the lowest potential toxicity or have the highest potential to treat more than one indication.

Our drug repositioning and selection services consist of proprietary and in-licensed technologies in the following areas.

         Indication-seeking technologies

In-Vivo, Real-Time Animal Imaging – We have developed a proprietary imaging program allowing the action or activity of a compound in organs and tissues to be visualized non-invasively, using mice engineered for such purposes. We can determine which organs are impacted by the compound, timing of the response, and biological pathway information.

Ex-Vivo Multi-Bioanalytics Program – Using sophisticated laboratory automation and proprietary targeted separation and analysis techniques, we can simultaneously measure levels of biomolecules (i.e. molecules created in the body of an animal, rather than the molecules of a compound used to treat the animal) in large numbers from of samples from compound-treated animals. By comparing levels of biomolecules in compound-treated animals to those in normal animals, we can identify activity caused by the compound and potential alternative indications for the compound under investigation.

In-Vitro Technologies – Powered by sophisticated robotics and software, our Pathfinder technology allows us to apply a compound to a large number of cell types to identify which pathways are being activated or repressed by the compound. Another technology, Phenodetect, enables us to apply a compound to cells in a broad panel of cellular assays, each of which represents one or more relevant diseases, to measure the impact of the compound on the diseases.

In-Silico or Computational Biology/Informatics – Our existing genomics capabilities enable us to find close relatives of the target protein in the genome, major and minor sites of expression of the target in the body, disease conditions that alter the expression of the target, and a host of additional drug target parameters. We can use the BioExpress System database and our proprietary algorithms and biostatistical expertise to identify pathways and cell regulatory patterns to understand a compound’s mechanism of activity in any organ of interest.

         Patient Variable Drug Response Technologies

Genomic Absorption, Distribution, Metabolism and Excretion (ADME) Technology – People have different responses to drugs, often because of differences in the way the drug is broken down (metabolized) in the body. Our gADME platform will allow a comprehensive assessment of the effect of the drug metabolizing enzymes and their common genetic variants on each compound. This information can be used to create better strategies for development of drugs generally, or to develop drugs that have failed or been deprioritized due to variable drug response issues.

         Safety Technologies

Predictive Toxicogenomics – A compound’s development is often terminated because it is deemed potentially toxic. Our proprietary predictive toxicogenomic models, derived from our ToxExpress System database, enables us to identify compounds that are least toxic or to evaluate clinical-stage compounds that have been deprioritized based on marginal toxicity.

Mechanism of Toxicity Across Species – Safety issues can arise during testing in non-human species while a compound is in human clinical testing. In these cases, we can use our ToxExpress System database to determine the relevance of these findings to humans. Based on this information, the clinical development of a compound may be continued or restarted.

We launched preliminary sales and marketing efforts for our drug repositioning and selection services in late 2004. We are currently performing work on one compound for Millennium and on several compounds for another customer we acquired as a result of the Millennium transaction.

CUSTOMERS, SALES, MARKETING AND CUSTOMER SUPPORT

During 2004, no single customer accounted for 10% or more of our total revenue. However, three customers accounted for approximately 21% of our total revenue in 2004, of which two are up for renewal in 2005.

The following table sets forth information on the composition of our total revenue by geographic region for each of the last three fiscal years:

	Geographic Region
For the Year Ended:	North America	Pacific Rim	Europe

December 31, 2004	54%	32%	14%
December 31, 2003	48%	34%	18%
December 31, 2002	46%	34%	20%

We sell genomics and toxicogenomics services to pharmaceutical and biotechnology companies in North America, Japan and Western Europe. We sell our preclinical contract research services to pharmaceutical and biotechnology companies in North America and to U.S. Government agencies. We sell our services primarily through our direct sales force.

We have an agreement in Japan with CTC Laboratory Systems Corporation (“CTC”) pursuant to which CTC assists us in making sales and provides marketing advice and support for us and, when requested, technical support for our customers. Under the terms of the agreement, CTC is our exclusive representative in Japan for certain named accounts with regard to the license or sale of our genomics and toxicogenomics services and our non-exclusive representative in Japan for all preclinical contract research services and for accounts other than the named accounts with regard to our genomics and toxicogenomics services. The agreement commenced in July 2004 and continues until July 2007, subject to earlier termination by either party in July 2006, or in the event of breach of the agreement by or insolvency of the other party. Upon expiration or termination of the agreement, we would not have any restrictions on our right to sell our services in Japan and CTC would not retain any rights to our intellectual property; in addition, at our request, the parties are obligated to negotiate terms for a six-month transition period. For its services, CTC is entitled to fees, based on the services licensed or sold as a result of CTC’s efforts that generate new revenue for us; such fees are payable only once we receive payment from the customer.

The relationship with CTC replaces a prior distributor relationship with Amersham Biosciences K.K. (“Amersham”). Until July 2004, Amersham acted as our authorized distributor in Japan. Amersham collected payments from sales in Japan, retained a percentage for its services and remitted the balance to us, less the Japanese government withholding tax. Upon expiration of that agreement, we entered into a transitional phase ending in July 2005, under which Amersham provides certain limited services in exchange for a reduced share of the revenue earned during the transition period from our Japanese customers that existed prior to the transition period.

As part of our international expansion efforts, in 2004 we hired employees based in Japan, the United Kingdom and Germany to further assist in supporting our customers in Japan and Western Europe, respectively.

To address the needs of our genomics and toxicogenomics customers, we provide pre-and post-sales support activities through our technical support group, including technical demonstrations, planning and implementation of initial deployment and new and ongoing training, regular content updates, software upgrades, on-going support and follow-on training.

Our preclinical research study staff, including study directors, toxicologists, pathologists and chemists, provide support for our preclinical research study customers throughout the life of each study, including prior to study commencement (development of testing protocol and regulatory guidance), during the study (real-time testing progress reports and monitoring) and post-study (analysis and reporting of study results).

RESEARCH & DEVELOPMENT

We continually seek to enhance our services through building, in-licensing or acquiring technologies that complement our fundamental knowledge and capabilities. In 2004, we acquired the Horizon technologies from Millennium. In connection with the acquisition, we agreed to spend at least $8.5 million over the first eighteen months to develop and commercialize the Horizon technologies. In addition, subject to achieving certain performance milestones by the end of the first eighteen months and depending upon the level of spending in prior periods, we may be required contractually to invest up to an additional $6.0 million over the subsequent twelve months. We expect to invest substantially more than the committed amounts for such development and commercialization. In future periods, we expect our overall research and development expenditures to consist primarily of the continued development of the technologies that comprise our drug repositioning and selection services.

In addition to investing in new technologies, we believe that a modest but decisive investment in research and development is essential to maintaining a long-term, sustainable competitive advantage for our genomics and toxicogenomics services. Our research and development has focused on developing new applications and licensing or acquiring technologies to serve as platforms for the development of new gene expression and other molecular-based solutions. We continue to research methods to improve the production of our gene expression data using microarray technology and decreasing the size requirements for tissue samples. We will continue to review other technology platforms and monitor related industry trends.

Research and development expenses for the years ended 2004, 2003 and 2002 were $2.3 million, $2.1 million and $2.4 million, respectively.

CONTRACTUAL ARRANGEMENTS

Genomics and Toxicogenomics Services

We expect that a large percentage of our genomics and toxicogenomics services revenue will continue to be derived from subscription agreements. Typically, our customers enter into multi-year agreements for our larger databases (and annual or multi-year agreements for certain of our smaller databases) to obtain non-exclusive access to all or parts of our gene expression and toxicogenomics databases. These agreements may be for a full database or a portion of a database tailored to a customer’s needs and most relevant to their drug development strategy. Some of our subscription agreements contain periodic update requirements that, if not met, could result in a reduction in license fees or a possible breach of the respective agreement. Certain customers also have an option, for additional consideration, upon expiration of their subscription, to elect to retain and use certain information, but without any right to further updates or services.

Pricing for these subscriptions is generally dependent upon such issues as the database solution being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party. In addition, certain subscription agreements include a right of early termination, which in some instances is subject to conditions, by a customer without penalty on a specified date prior to the normal expiration of the term.

We also derive a smaller, but growing, percentage of our revenue from sales of various toxicogenomics reports and data generation and professional services. The scope of services provided are based on the customer’s needs and pricing for these services is generally dependent upon such issues as the number of samples or compounds analyzed, the type of analysis performed, the starting material provided by the customer, the type of GeneChip microarray used for the services and requirements for customization. Generally, contracts for services may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

Preclinical Contract Research Services

Our preclinical contract research services revenue is primarily derived from fixed price contracts. In addition, we derive revenue from cost plus contracts, most of which are with U.S. Government entities. Under fixed price contracts, we bear the cost of overruns, but we benefit if the costs are lower than anticipated. Cost plus contracts contain a budget for the study based on labor and other cost estimates; we are reimbursed for our costs within specified limits, subject to periodic audit, and receive a fixed fee. If our costs are lower than anticipated, the savings are realized by our customers. If our costs are higher than estimated, we are required to work only up to the maximum contract value. Our costs are subject to audit by the U.S. Government and if such costs are reduced upon audit, we may have to refund amounts paid to us. Contracts may range in duration from a few weeks to several years. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of milestones over the study’s duration. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Most of our contract research services contracts may be terminated by the customer at any time, subject to payment to us of any direct costs plus applicable indirect costs incurred prior to termination, plus direct and indirect costs incurred to terminate a study and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

COMPETITION

Our competitors are generally different in each of our business and geographic areas. Across our business segments, there is competition for customers on the basis of many factors, including the following:

—	scope of services offering;
—	price;
—	strengths in geographic locations;
—	size;
—	alternative technologies;
—	expertise and experience in specific technological and scientific areas;
—	subject focus of genomics and toxicogenomics data sets and technologies;
—	ability to acquire, handle, process, store, analyze and present complex gene expression data and clinical annotation information in a timely, quality controlled and accurate manner;
—	ability to create efficient drug development processes and gene expression data generation processes;
—	ability to manage large volumes of complex, interrelated gene expression and clinical information;
—	ability to integrate proprietary gene expression data with publicly available and other third-party generated data sets;
—	the quality and capacity of preclinical research facilities;
—	reputation for on-time, quality performance in completing preclinical research studies;
—	ability to acquire, process, analyze and report data from preclinical studies in a timely, quality controlled and accurate manner; and
—	availability of animals for use in preclinical studies, including the fact that at least two major competitors breed and raise animals and thus may have a more assured supply of animals.

Genomics and Toxicogenomics Services

In our genomics and toxicogenomics services business, we are the primary company providing drug discovery and development solutions based on use of human gene expression databases and sophisticated bioinformatics to analyze, visualize and manage such data. We compete with in-house departments of pharmaceutical and biotechnology companies and universities, who may choose to use genomics technologies to generate similar sets of gene expression data themselves. To a lesser extent, we also compete against other commercial providers who offer less extensive data. However, as of the date of this Form 10-K, we believe there are no commercially available gene expression databases of comparable size and scale to that of our BioExpress System and ToxExpress System databases. In addition, there are commercial entities developing and offering other technologies, including alternative microarray platforms, that could in the future cause us to reevaluate the technologies needed to generate the data that forms the basis for our genomics and toxicogenomics services.

Preclinical Contract Research Services

The preclinical services industry is dominated by two large companies: Covance, Inc. and Charles River Laboratories International, Inc. There are other providers, including mid to small, privately held contract service companies, in-house departments of drug development companies and universities. We operate and compete as a niche player in the preclinical services business; our market share of preclinical testing services is small relative to that of our primary competition.

Drug Repositioning and Selection Services

Currently, there are companies that are attempting to do repositioning for their own drugs and companies that are attempting to reposition drugs on behalf of clients. We believe our competitors’ offerings are generally based on a single, or otherwise limited, biological approach and we are not aware of any existing competitor that has developed, or is in the process of developing, a comparable suite of technologies available to commercial customers. Other companies, some of whom are not doing repositioning work, have individual technologies that could directly compete with components of our drug repositioning and selection technology platform. Certain pharmaceutical companies have begun to assemble efforts in repositioning using their own existing technologies. However, we do not know whether their existing technologies have yet been developed to enable a high throughput, cost effective solution to systematically and efficiently evaluate a broad range of biological activity of a compound, including its effect on a wide variety of diseases, without requiring a prior disease hypothesis.

BACKLOG

We record an order backlog only for our preclinical contract research services, which include studies and projects that are performed over periods ranging from a few weeks to several years. An order backlog is comprised of commitments under signed task orders (or other written firm commitments) excluding any amounts thereunder recognized as revenue to date. Cancelled or terminated contracts are removed from backlog. As of December 31, 2004, our backlog was $18 million.

We believe our backlog as of any date is not necessarily a meaningful indicator of future revenue from our preclinical contract research services business for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in the December 2004 backlog may be completed in 2005, while others may be completed in later years. Second, the scope of studies may change. For instance, studies may be terminated, reduced in scope or delayed at any time by the customer, which may either increase or decrease their value. Signed, but delayed, contracts remain in our backlog until a determination has been made as to whether the customer agrees to cancel the study. Third, the success or failure of a study may affect the future development of a product or may result in cancellation of subsequent studies.

SUPPLIERS

Genomics and Toxicogenomics Services

To build our genomics and toxicogenomics databases we enter into collaboration agreements from time to time with institutions or individuals (including a few commercial providers), for specific tissues, blood samples and cell lines and associated clinical data. We pay fees under these agreements and, in the case of non-commercial providers, we may provide access to software and to certain gene expression data, financial support for such collaborator’s research and other consideration. Non-commercial collaboration agreements typically have a term of two to three years, subject to automatic renewal unless earlier terminated by either party. We believe that none of these collaboration agreements is material to our operations because any one can be replaced on comparable terms with another provider. In 2004, the annual amounts payable pursuant to each non-commercial collaboration agreement generally ranged from less than $20,000 to $200,000. The costs associated with these agreements are included in our database production expenses as the tissues are used. In 2004, these costs in the aggregate comprised approximately 5% of our total expenses.

To generate the gene expression data that is the basis of our genomics and toxicogenomics services, we use Affymetrix, Inc. (“Affymetrix”) microarrays, instrumentation and software. Our current supply and license agreement with Affymetrix expires in December 2005, but may be terminated earlier in the event of a breach of the agreement by either party. After December 2005, we would continue to have the right to use up our supply of previously purchased microarrays, subject to the license terms. After expiration or termination, certain restrictions currently applicable to our use of data generated by these microarrays would continue to apply and we would continue to be obligated to grant back to Affymetrix rights related to certain inventions resulting from the use of the Affymetrix microarrays. Under terms of the agreement, in 2004 we paid Affymetrix an annual subscription fee of $4.0 million for access to their microarrays and a license to use their technology, and we are obligated to pay Affymetrix royalties, anticipated to begin in early 2005, upon meeting certain revenue thresholds from subscriptions to our BioExpress System and ToxExpress System databases. In December 2004, we amended our supply and license agreement with Affymetrix, under which, for 2005, we will pay Affymetrix an annual subscription fee of $0.5 million and agreed to purchase in 2005 a minimum of $9.5 million of probe arrays, reagents, services under maintenance and service agreements and/or instrumentation. The remaining terms of the agreement, including the royalty payment obligation to Affymetrix, were not affected by this amendment.

We also have purchased reagents from Affymetrix, including a reagent made by Enzo BioChem (“Enzo”). As we reported last year, in late 2003 Enzo terminated its distribution agreement with Affymetrix and filed suit against Affymetrix alleging in part that Affymetrix had agreements with us and other named customers to supply the reagent for use in potential violation of their rights. Subsequently, Affymetrix denied Enzo’s claims and also introduced a new alternative reagent, which we have begun using.

Preclinical Contract Research Services

For our preclinical contract research services, we purchase the animals used for the studies from a number of different suppliers. We do not have long-term contracts with any of these suppliers, except for one vendor with whom we have an annual contract. In general, we believe that we will continue to be able to purchase animals from our current suppliers or others to meet the needs of our preclinical services operations. Most of the animals used for our preclinical research services are bred and raised in the U.S. We do not generally have problems with receiving adequate supply of these animals on a timely basis. From time to time there can be temporary shortages for a particular species due to unanticipated demand, vendor–related events, health issues and other factors which could lead to delays in commencing studies or possible cancellation of studies. Certain large animals, which are necessary for certain studies and are only available abroad, may be more difficult to obtain. The supply of these animals can be affected by factors beyond our control, including but not limited to, export and import regulations and practices, natural disasters, disease outbreaks, competition for supply and the limited number of potential suppliers and sources. Such shortages could be of more lengthy duration and could result in delays or cancellations of certain studies.

We also rely on certain third-party providers for various technical services, including certain pathology and related evaluations and interpretations.

INTELLECTUAL PROPERTY RIGHTS

As of December 31, 2004, we had exclusive rights to 54 issued patents, 22 of which are United States patents, and 105 patent applications, of which 55 are United States patent applications or United States provisional patent applications. We do not at this time believe that any single patent or application is individually material to our business.

With respect to proprietary know-how and products and processes for which patents are of questionable value or are difficult or impossible to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We take security measures to protect our proprietary know-how and technologies and confidential data, including requiring all employees, consultants and customers to enter into confidentiality agreements. In arrangements with our customers or suppliers that require the sharing of processes and data, our policy is to make available only such data as is relevant to our agreements with such customers and suppliers, subject to appropriate contractual restrictions, including requirements for them to maintain confidentiality and use such processes and data solely for our benefit. However, such measures may not adequately protect our data.

In the areas of genomics, toxicogenomics and the bioinformatics technologies related to these capabilities, we seek patent rights primarily to protect our freedom to operate. We apply for patent protection on methods of obtaining and using genomic information and on databases, software, and user interface tools relating to the management and use of such information. Our applications may also contain claims to methods of identifying and using gene expression profiles and genetic markers, claims to novel genes and gene fragments, and claims to novel uses for known genes or gene fragments. We also actively file patent applications on technologies and methodologies we have developed in the field of toxicogenomics. Our toxicogenomics patent applications contain claims that cover methods of predicting toxicity, toxicity markers, statistical models, and other inventions related to our toxicogenomics program.

We have a world wide, nonexclusive, fully paid, non-transferable license for the life of certain patents from Incyte Corporation (“Incyte”) (formerly Incyte Genomics, Inc.), obtained in connection with the settlement of certain litigation in 2001, to use 1) a process that Affymetrix recommends we use in the preparation of samples for use with the Affymetrix GeneChip platform; and 2) certain patent rights related to the development and use of certain types of databases (the “Layton Patents” and “Incyte Patents” as defined in the License Agreement). The samples and process may only be used to generate gene expression data for use in research and development. The license may be terminated under certain limited circumstances if we: 1) use certain patents outside of the permitted field of use, or induce another party to do so; 2) violate certain agreements regarding any future disputes between the parties involving these patents; or 3) violate the confidentiality provisions of the agreement. If Incyte were to terminate the License Agreement on the grounds that we materially breached such Agreement and if we dispute such claim, the party in whose favor the court finds would be entitled to an agreed-upon payment from the losing party. Likewise, if we claim Incyte has materially breached the License Agreement and if Incyte disputes such claim, the party in whose favor the court finds would be entitled to an agreed-upon payment from the losing party.

Under the terms of our agreement with Affymetrix described above under “Suppliers,” we also have a non-exclusive worldwide limited license to use Affymetrix software and systems and database patent rights to generate and use databases, license the data in such databases to third parties and provide sample processing services to generate and analyze data for a customer’s internal use for research and development.

For our drug repositioning and selection services, we have acquired or obtained licenses to use certain intellectual property rights and technologies from Millennium and others, and we will, from time to time, continue to acquire and obtain licenses to use intellectual property rights and technologies as needed.

GOVERNMENT REGULATION

Our genomics and toxicogenomics services depend upon our continued access to and use of tissue samples and related clinical data, which are affected by regulations governing disclosure of confidential personal data, such as regulations governing the disclosure of medical information, issued by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and applicable regulations of the European Union. We monitor our procedures to ensure that such procedures comply with applicable privacy regulations.

Our preclinical contract research services are subject to various regulatory requirements designed to ensure the quality and integrity of our testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in the Good Laboratory Practice (“GLP”) regulations promulgated by the U.S. Food and Drug Administration (the “FDA”). In the United States, for studies intended for regulatory submission, GLP compliance is required by the FDA and the U.S. Environmental Protection Agency (“EPA”); foreign governments may require our North American customers to comply with certain regulatory requirements in other countries (in order to gain approval within these countries), such as regulations promulgated by the Japanese Ministry of Health, Labor and Welfare (“MHLW”) and Ministry of Agriculture, Forestry and Fisheries (“MAFF”), and in Europe, the Organisation for Economic Co-operation and Development (“OECD”). GLP regulations specify requirements for facilities, equipment, professional staff and standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. In addition, we have established a required quality assurance program that monitors ongoing compliance with GLP regulations by auditing test data and reporting and conducting inspections of testing procedures. To further ensure the quality of our preclinical services, we have also instituted dedicated programs for improving processes and quality, which review study data and study reports on the basis of accuracy, completeness and compliance with applicable regulations.

Our preclinical contract research services business, which is a laboratory testing business, is subject to periodic inspection by the FDA. As a result of an inspection in October 2003, we received a FDA Warning Letter (the “FDA Letter”) on February 1, 2005. The FDA Letter focused on issues related to two preclinical studies conducted in 2001 and 2002 by TherImmune Research Corporation, prior to its acquisition by Gene Logic in 2003. The issues related to how the studies were conducted and to certain recordkeeping procedures. We are working cooperatively with the product sponsors for the two studies to address the issues raised by the FDA Letter. We have submitted our response to the FDA addressing each of the violations cited in the FDA Letter, and identifying corrective actions we have taken, for further consideration by the FDA. There is no assurance that the FDA will not take further action. Such further action could range from requiring further work on the two studies at issue or refusal to accept the results of those studies to support regulatory approval for the products involved to more extreme actions such as follow-up confirmatory inspections of our facilities which could potentially lead to disruptions in our ability to conduct preclinical contract research services.

Our laboratory testing facilities are also subject to a variety of national, regional and local laws and regulations, including the Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture (“USDA”). These regulations establish the standards for the humane treatment, care, use and handling of animals by dealers and research facilities. Our preclinical testing facilities maintain standard operating procedures and the documentation necessary to comply with such regulations. In addition, our preclinical testing facilities are accredited by the American Association for Assessment and Accreditation of Laboratory Animal Care (“AAALAC”) and are registered with the United States National Institutes of Health Office of Protection for Research Risks (“OPRR”).

Our laboratories are also subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling, storage and disposal of medical specimens, laboratory materials and hazardous waste and radioactive materials and the safety and health of laboratory employees.

In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety, which requires us to have training and proper equipment for employees working in our facilities. Our employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

The use of controlled substances in preclinical testing is regulated in the United States by the U.S. Drug Enforcement Administration (“DEA”) and relevant state and local agencies. All of our laboratories using controlled substances for testing purposes are subject to licensure by the DEA and applicable state agencies.

The regulations of the U.S. Department of Transportation and the U.S. Postal Service apply to the transportation of laboratory specimens via surface and air.

In connection with sales of our preclinical contract research services to U.S. Government agency customers and U.S. Government contractors, we are also subject to applicable government procurement rules and regulations, including the Federal Acquisition Regulations (“FAR”) and supplemental agency regulations.

SEASONALITY

Customer purchasing patterns do not show significant predictable seasonal variation.

HUMAN RESOURCES

As of December 31, 2004, we had 446 employees, 439 within the United States, and seven who reside outside the United States, specifically in Great Britain, Germany and Japan. None of our employees is covered by collective bargaining agreements, and management considers relations with our employees to be good.

EXECUTIVE OFFICERS

The following table sets forth, as of March 7, 2005, information regarding the names and ages of all our executive officers and their respective positions and offices with us.

Name	Age	Position

Mark D. Gessler	43	Chief Executive Officer and President
Philip L. Rohrer, Jr	48	Chief Financial Officer
Y. Douglas Dolginow, M.D	50	Executive Vice President, Pharmacogenomics
V.W. Brinkerhoff, III	60	Senior Vice President, General Manager, Gene Logic Laboratories
Dennis A. Rossi	54	Senior Vice President, General Manager, Genomics
F. Dudley Staples, Jr	57	Senior Vice President, Secretary and General Counsel
Dennis L. Barger	42	Vice President, Global Business Development
Joanne M. Smith-Farrell, Ph.D	35	Vice President, Corporate Development and Strategy

        Mark D. Gessler has served as Chief Executive Officer since June 2000 and as President since prior to March 2000. Since March 2000, Mr. Gessler has been a member of our Board of Directors and from April 2001 to November 2004, he served as Chairman of the Board of Directors. Mr. Gessler holds an MBA from the University of Tennessee.

        Philip L. Rohrer, Jr. has served as Chief Financial Officer since prior to March 2000. Mr. Rohrer holds an A.B. in biology from Hood College and an M.S.M. from Frostburg State University.

        Y. Douglas Dolginow, M.D. has served as Executive Vice President, Pharmacogenomics since August 2003. From prior to March 2000 to August 2003, Dr. Dolginow served as Senior Vice President, Pharmacogenomics. Dr. Dolginow received a M.D. degree from the University of Kansas.

        V.W. Brinkerhoff, III has served as Senior Vice President and General Manager, Gene Logic Laboratories since March 2005. From August 2001 to January 2005, Mr. Brinkerhoff served in various executive level positions including most recently as Group Vice President, Operations with Wilson Greatbatch Technologies, Inc., a medical device components manufacturer. From prior to March 2000 to August 2001, Mr. Brinkerhoff served in various executive level positions including most recently as Vice President, Human Resources with Life Technologies, Inc., a global life science products company.

        Dennis A. Rossi has served as Senior Vice President and General Manager, Genomics since September 2004. From February 2002 to January 2004, Mr. Rossi served as Vice President, Marketing, Life Sciences for Accelrys, a subsidiary of Pharmacopeia, Inc., a bioinformatics and genomics company. From April 2000 to February 2002, Mr. Rossi served as a Partner for Harvard Strategy Group, a life sciences consulting firm. From prior to March 2000 to April 2000, Mr. Rossi held several senior level management positions at Digital Equipment Corporation, an information technology company. Mr. Rossi holds an M.P.H. from The University of Hawaii and an M.B.A. from Boston University.

        F. Dudley Staples, Jr. has served as our Senior Vice President, Secretary and General Counsel since May 2002. From prior to March 2000 to May 2002, Mr. Staples served as General Counsel of Online Office Supplies company, an online seller of office supplies and subsidiary of eCommerce Industries, Inc., and then as Associate General Counsel of eCommerce Industries, Inc. Mr. Staples holds a J.D. degree from the University of Virginia, School of Law.

        Dennis L. Barger has served as Vice President, Global Business Development since December 2004. From January 2004 to December 2004, he served as Vice President, North America Business Development and from April 2003 to January 2004, he served as Vice President, Contract Services. From June 2002 to April 2003, Mr. Barger served as Director, Business Development for MetriGenix, Inc., a bioinformatics company. From prior to March 2000 to June 2002, Mr. Barger served as Vice President, Sales, North America for Accelrys, Inc., a bioinformatics and genomics company.

        Joanne M. Smith-Farrell, Ph.D. has served as Vice President, Corporate Development and Strategy since October 2004. From November 2003 to October 2004, Dr. Smith-Farrell served as Senior Director, Strategic Marketing. Prior to joining Gene Logic, from July 2002 to September 2003, Dr. Smith-Farrell served as President and Chief Executive Officer of emGene, Inc., a privately-held biotechnology company. From prior to March 2000 to July 2002, Dr. Smith-Farrell served as Project Leader and Consultant for the Healthcare Practice of The Boston Consulting Group, a management consulting firm. Dr. Smith-Farrell holds a Ph.D. in physics from The Catholic University of America.

AVAILABLE INFORMATION

We maintain a website at www.genelogic.com, however, material contained on our Internet site is not incorporated by reference into this Form 10-K. We make available free of charge on or through our website our SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

ITEM 2.	Properties

The following table sets forth information regarding the facilities we own or lease, the location and approximate size of each such facility or the size of the space leased at such property, and their designated use. We believe that these facilities are in good condition, enable us to serve our customers efficiently and are sufficient to meet our business needs for the foreseeable future.

Location	Approximate Square Footage	Operation	Type of Holding	Expiration

Gaithersburg, MD	28,408	Administrative	Lease	2013
Gaithersburg, MD	57,410	Laboratory	Lease	2011
Gaithersburg, MD	49,225	Administrative, Laboratory	Lease	2007
Gaithersburg, MD	26,127	Laboratory	Lease	2011
Gaithersburg, MD	29,900	Laboratory	Lease	2012
Gaithersburg, MD	30,600	Laboratory	Lease	2010
Gaithersburg, MD	16,406	Laboratory	Lease	2010
Cambridge, MA	19,093	Administrative, R&D	Lease	2008
Berkeley, CA	4,820	Administrative	Lease	2007

	261,989

ITEM 3.	Legal Proceedings

In September 2004, we hired a senior level employee who had previously worked at Covance. In September 2004, litigation was initiated by Covance and Gene Logic regarding the enforcement of the non-competition and non-disclosure agreement to which the employee was a party while he worked for Covance. In February 2005, the parties agreed to a settlement that imposed no obligations on Gene Logic and requires the employee to comply with certain terms of confidentiality and non-solicitation of Covance employees. Under the terms of the settlement, both the Wisconsin and Federal suits were dismissed with prejudice.

We are not currently a party to any legal proceedings that would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

Our Common Stock is traded on the NASDAQ Stock Market under the symbol GLGC. The following table sets forth information regarding the high and low closing prices for our Common Stock, for the periods indicated.

	High	Low

Year Ended December 31, 2003
First Quarter	$7.14	$4.38
Second Quarter	8.00	4.72
Third Quarter	6.38	4.55
Fourth Quarter	5.30	4.68

Year Ended December 31, 2004
First Quarter	6.24	4.65
Second Quarter	5.07	3.60
Third Quarter	4.09	3.29
Fourth Quarter	$3.86	$3.25

HOLDERS

On March 1, 2005, the last reported sale price of our Common Stock on the NASDAQ Stock Market was $3.23. As of March 1, 2005, there were approximately 430 registered holders of record of our Common Stock, including one company acting as holder of record for beneficial holders whose stock is held in street name.

DIVIDEND POLICY

Since we became a public company, we have not paid dividends on our Common Stock. Currently, we intend to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

ITEM 6.	Selected Consolidated Financial Data

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 and with respect to the consolidated balance sheets as of December 31, 2004 and 2003 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K (“Form 10-K”). The statements of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited financial statements not included in this Form 10-K. The following selected consolidated financial data includes, for 2004 and 2003 only, the results for our preclinical contract research services business (resulting from the April 1, 2003 acquisition of TherImmune Research Corporation) and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenue
Genomics and toxicogenomics services	$52,171	$51,960	$54,848	$43,328	$26,883
Preclinical contract research services	23,766	17,559	–	–	–

Total revenue	75,937	69,519	54,848	43,328	26,883

Expenses:
Cost of preclinical contract research services	24,080	15,399	–	–	–
Database production	44,675	50,067	57,941	55,452	40,432
Research and development	2,317	2,091	2,367	3,577	3,582
Selling, general and administrative	25,676	22,198	19,734	19,323	17,770
Amortization of goodwill	–	–	–	1,524	1,524
Purchased research and development	8,817	–	–	–	–

Total expenses	105,565	89,755	80,042	79,876	63,308

Loss from operations	(29,628)	(20,236)	(25,194)	(36,548)	(36,425)
Interest (income), net	(1,395)	(1,652)	(3,139)	(8,645)	(13,706)
Other (income) expense	–	(327)	(250)	(83)	(234)
Write-down of equity investments	–	4,268	753	2,495	–

Net loss before income tax expense, equity in net loss of
unconsolidated investees and cumulative effect of
change in accounting principle	(28,233)	(22,525)	(22,558)	(30,315)	(22,485)
Income tax expense	287	2,246	1,492	533	210

Net loss before equity in net loss of unconsolidated
investee and cumulative effect of change in
accounting principle	(28,520)	(24,771)	(24,050)	(30,848)	(22,695)
Equity in net loss of unconsolidated investee	–	–	–	2,322	–

Net loss before cumulative effect of change in
accounting principle	(28,520)	(24,771)	(24,050)	(33,170)	(22,695)
Cumulative effect of change in accounting principle	–	–	–	–	(1,322)

Net loss	$(28,520)	$(24,771)	$(24,050)	$(33,170)	$(24,017)

Amounts per share, basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.91)	$(0.82)	$(0.89)	$(1.25)	$(0.90)
Cumulative effect of change in accounting principle	–	–	–	–	(0.05)

Net loss	$(0.91)	$(0.82)	$(0.89)	$(1.25)	$(0.95)

Shares used in computing basic and diluted net loss per share	31,493	30,112	26,948	26,540	25,209

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$102,915	$111,823	$167,102	$197,818	$229,482
Working capital	96,059	111,015	163,681	187,184	211,300
Total assets	207,081	227,366	227,460	256,927	289,533
Total long-term debt and capital lease obligations	1,008	1,174	750	338	2,966
Total stockholders' equity	172,828	199,589	204,438	226,027	253,715

ITEM 7.	Management's Discussion and Analysis of Results of Operations and Financial Condition

We provide drug discovery and development solutions to the pharmaceutical industry, for use throughout the drug development process, to assist in the development of therapeutic compounds in a more timely, efficient, and cost-effective manner.

Our solutions consist of:

š	Genomics and Toxicogenomics Services: we help customers to discover and prioritize drug targets, identify biomarkers, and predict toxicity and provide insights into efficacy of specific compounds through the use of gene expression technologies, proprietary reference databases and bioinformatics software and professional services.

š	Preclinical Contract Research Services: we enable customers to assess the safety and pharmacologic effects of candidate compounds with the intention of gaining regulatory approval to proceed with human trials on prioritized compounds, through the use of in-vivo animal testing research studies and related laboratory services.

š	Drug Repositioning and Selection Services: we can assist in (i) identifying alternative indications for customers’ failed, stalled or deprioritized compounds, (ii) expanding indications for customers’ currently marketed drugs, and (iii) prioritizing and identifying indications for customers’ compounds entering preclinical development.

We expect that a large percentage of our genomics and toxicogenomics services revenue will continue to be derived from subscription agreements. Typically, our customers enter into multi-year agreements for our larger databases, and annual or multi-year agreements for certain of our smaller databases, to obtain non-exclusive access to all or parts of our gene expression and toxicogenomics databases. These agreements may be for a full database or a portion of a database tailored to a customer’s needs and most relevant to their drug development strategy. Some of our subscription agreements contain periodic update requirements that, if not met, could result in a reduction in license fees or possible breach of the respective agreement. Certain customers also have an option, for additional consideration, upon expiration of their subscription, to elect to retain and use certain information, but without any right to further updates or services.

Pricing for these subscriptions is generally dependent upon such issues as the database solution being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party. In addition, certain subscription agreements include a right of early termination, which in some instances is subject to conditions, by a customer without penalty on a specified date prior to the normal expiration of the term. Contracts with our customers other than our Japanese customers are dollar-denominated. Contracts with our Japanese customers, beginning in 2005, will be payable in foreign currency and may be subject to fluctuations due to changes in currency exchange rates.

We also derive a smaller, but growing, percentage of our revenue from sales of various toxicogenomics reports and data generation and professional services. The scope of services provided is based on the customer’s needs and pricing for these services is generally dependent upon such issues as the number of samples or compounds analyzed, the type of analysis performed, the starting material provided by the customer, the type of GeneChip microarray used for the services and requirements for customization. Generally, contracts for services may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

Our preclinical contract research services revenue is primarily derived from fixed price contracts. In addition, we derive revenue from cost plus contracts, most of which are with U.S. Government entities. Under fixed price contracts, we bear the cost of overruns, but we benefit if the costs are lower than anticipated. Cost plus contracts contain a budget for the study based on labor and other cost estimates; we are reimbursed for our costs within specified limits, subject to periodic audit, and receive a fixed fee. If our costs are lower than anticipated, the savings are realized by our customers. If our costs are higher than estimated, we are required to work only up to the maximum contract value. Our costs are subject to audit by the U.S. Government and if such costs are reduced upon audit, we may have to refund amounts paid to us. Contracts may range in duration from a few weeks to several years. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of milestones over the study’s duration. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Most of our contract research services contracts may be terminated by the customer at any time, subject to payment to us of any direct costs plus applicable indirect costs incurred prior to termination, plus direct and indirect costs incurred to terminate a study and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

Prior to 2005, we did not derive any revenue from our new drug repositioning and selection services, which are currently under development.

We have incurred operating losses in each year since our inception, including losses of $28.5 million in 2004, $24.8 million in 2003 and $24.1 million in 2002. At December 31, 2004, we had an accumulated deficit of $212.7 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of our genomics and toxicogenomics services. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004 AND 2003

Total Revenue. Total revenue increased $6.4 million, or 9%, to $75.9 million in 2004 from $69.5 million in 2003. During 2004 and 2003, no customer accounted for 10% or more of our revenue. However, three customers accounted for approximately 21% of our total revenue in 2004, of which two are up for renewal in 2005. During 2004 and 2003, 32% and 34% of our revenue, respectively, was from customers in the Pacific Rim, and 14% and 18% of our revenue, respectively, was from customers in Europe.

Genomics and Toxicogenomics Services Revenue. Revenue from our genomics and toxicogenomics services, which consisted primarily of fees from subscription agreements to our BioExpress System and ToxExpress System databases, was $52.2 million in 2004, an increase of $0.2 million, or less than 1%, from $52.0 million in 2003. The increase represents increased revenue of $3.8 million, reflecting a full period of revenue from some existing customers in 2004 as compared to 2003, $2.5 million resulting from the cumulative impact of a favorable Japanese exchange rate in 2004, $0.9 million in fees for subscriptions from new customers and expanded agreements and $0.9 million in fees for other services in 2004. These increases were offset by reduced revenue of $5.3 million in subscription fees resulting from the conclusion of agreements and $2.4 million from certain renewals at reduced service levels. In 2005, subscription agreements with 10 customers will expire by their terms, subject to possible renegotiation. These agreements accounted for 31% of our 2004 revenue. For 2005, we expect modest revenue growth in our genomics and toxicogenomics services.

Preclinical Contract Research Services Revenue. Revenue from our preclinical contract research services, which consisted of fees from primarily preclinical safety and pharmacology studies and related laboratory services, was $23.8 million in 2004, an increase of $6.2 million, or 35%, from $17.6 million in 2003. The increase reflects the recording of twelve months of revenue in 2004, whereas in 2003 we recognized only nine months of revenue because we acquired this business on April 1, 2003. We expect flat to reduced revenue for the beginning of 2005, followed by significant improvement for the remainder of 2005, as we begin to realize the impact of ongoing facilities renovation and increased capacity.

Cost of Preclinical Contract Research Services Revenue. Cost of preclinical contract research services revenue, which consisted of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $24.1 million in 2004 from $15.4 million in 2003. The increase primarily reflects the recording of twelve months of costs of preclinical contract research services revenue in 2004, whereas in 2003 we recognized only nine months of costs because we acquired this business on April 1, 2003. In addition, margins were impacted by adjustments in 2004 of $1.4 million, which included a credit to a single customer, a write-down of fixed assets acquired in the TherImmune acquisition and a loss of revenue resulting from a single customer’s inability to pay, as well as the impact of our facility renovations and preparations for increased capacity in 2005. The increase in cost of preclinical contract research services revenue resulted in our gross margins decreasing to a negative 1% in 2004 from 12% in 2003. We expect negative gross margins to continue for the beginning of 2005, but expect gradual improvements throughout the rest of 2005, resulting from anticipated operational efficiencies and increasing revenue from our expanded capacity.

Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress System and ToxExpress System databases, decreased to $44.7 million in 2004 from $50.1 million in 2003. The decrease in 2004 consisted primarily of a $4.6 million reduction in database content generation expenses, primarily resulting from more focused content development of our BioExpress System and ToxExpress System databases. For 2005, we expect database production expenses to decrease modestly, reflecting our continuing efforts to focus content development in areas of most interest to our customers.

Research and Development Expense. Research and development expenses, which consisted primarily of costs associated with our efforts to improve the processes currently used in the production of our BioExpress System and ToxExpress System databases and, in 2004, ongoing development of the drug repositioning and selection technologies, as well as evaluations of alternative technology platforms for the generation of gene expression data, increased to $2.3 million in 2004 from $2.1 million in 2003. For 2005, we expect research and development expenses to increase significantly as we further develop our drug repositioning and selection technologies (see “Liquidity and Capital Resources”).

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $25.7 million in 2004 from $22.2 million in 2003. The increase was primarily due to the addition of costs associated with our acquisition of our preclinical contract research services business. For 2005, we expect selling, general and administrative expenses to increase due to increases in employee costs and expenses related to efforts to commercialize our drug repositioning and selection services.

Purchased Research and Development Expense. In 2004, we incurred a one-time, expense of $8.8 million, from the purchase of in-process research and development activities associated with the Horizon technologies.

Net Interest Income. Net interest income decreased to $1.4 million in 2004 from $1.7 million in 2003, due primarily to a decline in our balance of cash, cash equivalents and marketable securities available-for-sale.

Income Tax Expense. Income tax expense, which historically consisted of a 10% withholding tax on certain payments by our Japanese customers, decreased to $0.3 million in 2004 from $2.2 million in 2003, reflecting the impact of the elimination of the withholding tax effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan.

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

Genomics and Toxicogenomics Services Revenue. Revenue from our genomics and toxicogenomics services, which consisted primarily of fees from subscription agreements to our BioExpress System and ToxExpress System databases, was $52.0 million in 2003, a decrease of $2.9 million, or 5%, from $54.8 million in 2002. The decrease in revenue consisted primarily of reduced revenue of $11.4 million in subscription fees resulting from the conclusion or reduction in scope of agreements with biotechnology and smaller pharmaceutical companies and $2.2 million resulting from certain service deliverables in 2002 which did not recur in 2003. These decreases were partially offset by increased revenue of $7.3 million in subscription fees from new customers and expanded agreements with and additional fees from existing customers and $3.8 million reflecting a full period of revenue from some existing customers in 2003 as compared to 2002.

Preclinical Contract Research Services Revenue. Revenue from our preclinical contract research services, which consisted of fees from primarily preclinical safety and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services, for the period beginning April 2003 through December 2003, was $17.6 million as a result of the acquisition of TherImmune on April 1, 2003. Revenue from our preclinical contract research services business was $23.3 million on a pro forma basis in 2003 (assuming the acquisition occurred on January 1, 2003 and excluding inter-company sales) as compared to revenue reported by TherImmune of $24.5 million on a pro forma basis in 2002 (excluding inter-company sales).

Cost of Preclinical Contract Research Services Revenue. Cost of preclinical contract research services revenue, which consisted of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, for the period beginning April 2003 through December 2003 was $15.4 million as a result of the acquisition of TherImmune on April 1, 2003, which resulted in a gross margin of 12%.

Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress System and ToxExpress System databases, decreased to $50.1 million in 2003 from $57.9 million in 2002. The decrease in 2003 consisted primarily of an $8.1 million reduction in database content generation expenses, primarily resulting from more focused content development of our BioExpress System and ToxExpress System databases, partially offset by an increase of $1.5 million in related employee costs.

Research and Development Expense. Research and development expenses, which included the costs associated with our efforts to improve the processes currently used in the production of our BioExpress System and ToxExpress System databases, as well as evaluations of alternative technology platforms for the generation of gene expression data, decreased to $2.1 million in 2003 from $2.4 million in 2002.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $22.2 million in 2003 from $19.7 million in 2002. Excluding the $5.5 million in selling, general and administrative expenses associated with our preclinical contract research services business, the resulting decrease in 2003 was due primarily to continued cost savings efforts, including a reduction in marketing expenses of $0.9 million, employee costs of $0.7 million and travel expenses of $0.4 million.

Net Interest Income. Net interest income decreased to $1.7 million in 2003 from $3.1 million in 2002, due primarily to a decline in our balance of cash, cash equivalents and marketable securities available-for-sale, resulting from our use of cash to fund the TherImmune acquisition completed on April 1, 2003, and, to a lesser degree, a decline in the rates of return.

Write-down of Equity Investments. We recorded a $4.3 million write-down of our investment in Neuralstem, Inc. in 2003 and a $0.8 million write-down of our investment in Metabometrix, Ltd. in 2002, due to permanent declines in their estimated market values. These write-downs represented the remaining book value of these investments.

Income Tax Expense. Income tax expense, which consisted of a 10% withholding tax on certain payments by our Japanese customers, increased to $2.2 million in 2003 from $1.5 million in 2002, as we recognized a full year of activity in 2003 from such customers.

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 2004, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of December 31, 2004, we had approximately $102.9 million in cash, cash equivalents and marketable securities available-for-sale, compared to $111.8 million as of December 31, 2003.

Net cash used in operating activities decreased to $0.3 million in 2004 from $7.8 million in 2003, primarily due to the timing of customer and vendor payments.

In 2004 and 2003, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures, software development costs and, in 2003, the acquisition of TherImmune. Capital expenditures in 2004 and 2003 amounted to $5.2 million and $4.2 million, respectively. The increase in capital expenditures was primarily due to costs of expanding our facilities related to our preclinical contract research services business. In 2005, we expect capital expenditures to amount to $15 million (including $6.5 million committed at December 31, 2004), due to increases to our preclinical contract research capacity and renovations, including equipment purchases, to our database production facility.

We have capitalized software development costs of $3.3 million and $6.6 million in 2004 and 2003, respectively. These costs relate to ongoing efforts to enhance the software platform of our BioExpress System and ToxExpress System databases. The decrease in software development costs was primarily due to a reduction in our software development workforce in late 2003. Software development costs are being amortized over their expected useful life of three years. Software development costs are expected to continue in 2005, but at a slightly reduced rate, as a result of ongoing efforts to further enhance the software platform of our BioExpress System and ToxExpress System databases. In addition, in 2005 we expect to incur approximately $5.5 million of database upgrade costs, as we enhance the content of our BioExpress System database using the latest commercially available microarray platform from Affymetrix. Database upgrade costs are being amortized over their useful life of two years.

During 2003, we acquired TherImmune for which we paid $30.4 million in cash to shareholders and optionholders of TherImmune, paid $1.3 million in transaction costs related to the acquisition and acquired $1.2 million in cash from TherImmune. In addition, we issued 3,927,214 shares of our Common Stock to such shareholders, with a value of $19.4 million, based on the average market price of our Common Stock surrounding the measurement date.

Our financing activities, other than the repayment of capital lease obligations and equipment loans, primarily consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan. In connection with the TherImmune acquisition in 2003, we repaid $6.0 million of TherImmune’s debt.

In 2004, we purchased the Horizon technologies and hired an associated research team from Millennium. As part of the consideration, we agreed to pay $3.5 million in cash or stock, at our election, to Millennium in 2006, and we paid $1 million in cash and stock to certain employees who left Millennium and joined us. In addition, we also contractually agreed to spend at least $8.5 million over the first eighteen months to develop and commercialize the Horizon technologies; however, we currently expect to invest substantially more. As of December 31, 2004, we had recorded $2.2 million in expenditures related to this commitment. In addition, subject to achieving certain performance milestones by the end of the first eighteen months and depending upon the level of spending in prior periods, we may be required contractually to invest up to an additional $6.0 million over the subsequent twelve months.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Our current supply and license agreement with Affymetrix expires in December 2005, but may be terminated earlier in the event of breach of the agreement by either party. After December 2005, we would continue to have the right to use up our supply of previously purchased microarrays. Under the terms of the agreement, we pay Affymetrix annual subscription fees for access to their microarrays and a license to use their technology. We purchase microarrays and related instrumentation and software and will pay royalties beginning in early 2005, upon meeting certain revenue thresholds from subscriptions to our BioExpress System and ToxExpress System databases. In 2004, we incurred payment obligations to Affymetrix in the aggregate amount of $7.6 million. In 2005, we have agreed to purchase a minimum of $9.5 million in products and services from Affymetrix; as a result, we expect our payment obligations to range from $10.0 to $12.5 million, depending upon the quantities of microarrays purchased and royalties owed.

Commitments under other research and license agreements do not represent significant expenditures in relation to our total expenses.

As discussed in Notes 8 and 10 to our Consolidated Financial Statements, the following table sets forth information as to minimum payments we anticipate regarding specific future financial commitments:

	Total	2005	2006 & 2007	2008 & 2009	Beyond 2009

Capital lease obligations	$379	$160	$219	$–	$–
Long-term debt	668	494	96	78	–
Facility renovations and equipment purchases	6,526	6,526	–	–	–
Technology program funding commitment	6,317	6,317	–	–	–
Acquired technologies payable	3,500	–	3,500	–	–
Payment obligations to Affymetrix	10,000	10,000	–	–	–
Operating leases	32,365	6,014	12,285	8,189	5,877

Total	$59,755	$29,511	$16,100	$8,267	$5,877

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Related to Our Business and Industry”.

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

REVENUE RECOGNITION

Genomics and Toxicogenomics Services Revenue. Genomics and toxicogenomics services revenue consists primarily of fees earned under subscription agreements for all or parts of our gene expression reference databases, the BioExpress System and ToxExpress System. In addition, we derive a smaller, but growing, percentage of revenue from providing other services, including various toxicogenomics reports and data generation and professional services. Each of the subscription agreements for our BioExpress and ToxExpress System customers is typically for a specific multi-year term. Our revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the BioExpress System and/or ToxExpress System databases. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from other services is recognized when the reports and/or data have been delivered or when the services have been performed.

Preclinical Contract Research Services Revenue. Preclinical contract research services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenue recognized for multiple element contracts is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element. If we are unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized ratably over the longest performance period of the elements.

Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is recognized in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

In 2003, we recorded goodwill of $43.0 million and an intangible asset representing the value of customer relationships of $2.5 million as a result of the acquisition of TherImmune. In addition, we’ve previously recorded goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of whether or not these intangible assets are impaired involves significant judgment, including the following: (i) our licenses and internally developed intellectual property may not provide valid and economical competitive advantage; and (ii) services may become obsolete before we recover the costs incurred in connection with their development.

Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual impairment test of our goodwill and periodic reviews of our intangible assets. In addition, we are required to test for impairment at any point we have an indication that impairment may exist. We have elected to perform our annual impairment test of goodwill as of October 1. The goodwill impairment test that we have selected consists of a ten-year discounted cash flow analysis, including the determination of a terminal value, and requires management to make various judgments and assumptions, including revenue growth rates and discount rates, which management believes are reasonable. Our annual impairment test as of October 1, 2004 did not indicate an impairment of our goodwill. There can be no guarantee that changing conditions in future years would not result in a different conclusion.

ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows. Typically, arrangements with our customers require that the payments for our services be made in advance, based upon the achievement of milestones or in accordance with predetermined payment schedules. In the past, we have generally not had a history of collectability problems with our customers; however, we have an allowance for doubtful accounts based on our estimate of accounts receivable that are at risk of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

INVENTORY

We maintain an inventory of tissue samples collected from various commercial and academic sites that are used to expand the content of our BioExpress System and ToxExpress System databases. We assess the quality and supply of samples in excess of our current requirements in determining appropriate reserves. Our methods for calculating these reserves are based both on historical performance and management estimates. Inventory reserves are reviewed for adjustment on an ongoing basis. Changes in tissue quality and/or our requirements for their use could potentially cause adjustments to these reserves in future periods.

EQUITY INVESTMENTS

We hold equity investments in several companies whose businesses may be complementary to our business. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of these investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) which will be effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. We currently account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, we comply with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) permits companies to adopt its requirements using one of two methods:

—	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.
—	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123(R) using the modified-prospective method beginning July 1, 2005 and cannot currently estimate the financial impact of adoption as we have not yet completed our evaluation.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary. Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003. We have investments in several variable interest entities; however, we are not a primary beneficiary in any of these entities. Accordingly, the adoption of Interpretation No. 46 had no impact on our financial position or results of operations.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Set forth below are risks and uncertainties we have identified as material that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K and that could have material adverse effects on our business, results of operations, financial condition and cash flows.

We have a history of operating losses that are likely to continue for some time.

We have incurred operating losses in each year since our inception, including losses of $28.5 million in 2004, $24.8 million in 2003 and $24.1 million in 2002. At December 31, 2004, we had an accumulated deficit of $212.7 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of our genomics and toxicogenomics services. We expect to incur additional losses in the future, including substantial losses relating to the expense of development of our drug repositioning and selection services business, and cannot provide any assurance as to if or when we will achieve profitability.

Our revenue is derived primarily from, and is subject to risks faced by, the pharmaceutical and biotechnology industry in the U.S., Japan, Europe and other foreign countries; our revenue is also subject to foreign currency risk.

We expect that our revenue will continue to be derived primarily from agreements with pharmaceutical and biotechnology companies, as well as U.S. Government entities. As a consequence, our results of operations may fluctuate substantially due to fluctuations or delays in our customers’ research and development expenditures and other factors affecting their purchasing decisions. These factors could include:

—	fluctuations in current or potential customers’ research and development budgets, that may be impacted by various factors including the degree of their business success;
—	changes in national or international economic conditions;
—	access to capital markets by current or potential biotechnology customers;
—	market-driven pressures on current or potential customers to improve productivity efficiencies through consolidation, cost reduction and overall research and development effectiveness;
—	decisions by current or potential customers to purchase new, improved and/or alternative technologies;
—	pressure to limit government spending in sectors relevant to our business or changes in government procurement practices, including the process for determining reimbursement rates related to U.S. Government contracts;
—	more stringent application of FDA and other regulations in the drug approval process; and
—	regulatory reviews by the FDA or other regulatory bodies that could delay or increase costs associated with drug development.

In addition, beginning in 2005, our contracts with our Japanese customers will be payable in foreign currency and may be subject to fluctuations due to changes in currency exchange rates.

None of these factors is within our control.

The development and value of the Horizon technologies and our drug repositioning and selection services create risks and uncertainties.

In 2004, we acquired the Horizon technologies. We are developing these technologies and, in combination with our existing capabilities, are creating a new portfolio of services for pharmaceutical customers focused on drug repositioning and selection. We plan to negotiate and enter into agreements with customers that have compounds that need to be evaluated or repurposed to provide such services in exchange for fees, milestone payments upon attaining certain interim goals and royalties based on sales or licenses of products resulting from new or alternative uses for compounds identified by us. We may not be able to convince customers that these novel services are desirable. We may not be able to negotiate terms of agreements for the proposed services on the terms that we propose or for the types and amounts of payments that we anticipate.

In certain instances, such as when a customer declines to develop a compound for an indication we have found, we may acquire rights to develop compounds for particular indications and, if we elect to pursue development of any such compound, we would plan to derive revenue from such development. Any such development would require that we promptly find a partner and/or that we invest substantial financial and other resources to develop the product to a stage where we can license it out to a third–party for final development and commercialization. We have not engaged in compound development to date and there can be assurance that we would be successful in conducting such development or in identifying a licensing partner to continue such development on terms that would be profitable to us.

The Horizon technologies were acquired in various stages of development. As a result of the terms of the acquisition of the Horizon technologies, and due to the nature of the technologies, we have committed to spend and are spending considerable financial and other resources in their development, as well as on initial sales and marketing efforts in an attempt to win customers for these new services. Further development and marketing of these technologies will be required, with significant ongoing investment, all of which could take longer or cost more than we anticipate. The development of the technologies could prove to be less effective than we need to in order to offer these services effectively. We may be unable to successfully implement the technologies commercially at levels sufficient to generate enough compound indications to allow for acceptable levels of future growth of our business. We may be unable to identify new or alternative uses for compounds being evaluated using these technologies. Furthermore, any customers we obtain may not be able to successfully develop and commercialize a compound we assist them in selecting or repositioning and we may not be able to derive significant revenue from a contract with that customer or with respect to that compound.

In addition, these technologies may rely on inventions to which third parties have obtained or are obtaining patent or other rights and we may need to in-license rights to use such inventions. We may not be able to obtain license rights needed for one or more of these technologies on terms acceptable to us.

To develop these technologies, we need sophisticated scientific support. Although we believe such personnel are available to work in our drug repositioning and selection group, we could find that the skills, talent and experience we need will not be available to us on terms acceptable to us. We also must integrate these services into our overall business and could find that the technologies and personnel are not as compatible as we anticipate and that such integration will not be as effective and productive as we anticipate.

Pharmaceutical companies and other companies and research organizations are developing individual technologies for better understanding the complex biological processes affected by compounds and selecting, purposing and repurposing compounds. Such other parties may elect to use such technologies internally, in lieu of using our services, or may successfully offer such services based on their technologies in competition against us. We do have license rights related to certain of the technologies that comprise the technology platform for our drug repositioning and selection business. We do not currently have issued patents to any of the technologies. However, we do have one patent application and will seek additional patents on other elements of the technologies. We also rely on our confidentiality agreements and other trade secret protective measures to protect the relevant technologies. There can be no assurance that others will not develop a technology platform similar to ours.

Our inability to successfully develop or commercialize the Horizon technologies or our inability to derive adequate revenue from the sale of the drug repositioning and selection services would have a material adverse effect on our business, financial condition and results of operations.

The value of goodwill related to the acquisition of TherImmune and of our long-term investments creates risk to our financial performance.

As a result of the acquisition of TherImmune, we recorded significant goodwill in our financial statements, which may be subject to future impairment in the event, among others, that revenue and gross margins from our preclinical contract research services fail to materialize at anticipated levels. Such impairment could materially adversely affect our financial performance and stock price.

We also have investments in two entities (MetriGenix, Inc. and Avalon Pharmaceuticals, Inc.) for a combined book value of $4.2 million. These investments are subject to periodic evaluation for impairment. Since these are independent companies, the factors affecting an impairment analysis, which include potential revenue, cost of capital and fair market value of the entity, are generally not within our control.

Certain shares eligible for future sale may have an adverse effect on the market value of our shares.

Future sales of Common Stock could adversely affect the market price of our stock. There are approximately 1,800,000 shares of Common Stock issued in April 2003 to former stockholders of TherImmune which, to our knowledge, remain unsold, and which are deemed “restricted securities”, as defined under Rule 144 of the Securities Act of 1933 (“Rule 144”). These restricted securities may be sold in the public market under Rule 144, upon expiration of the applicable holding period in April and, if sold, could have a depressing effect on our stock price.

We operate in a competitive industry.

Competitors providing technologies and services that enable improvements to pharmaceutical and biotechnology research and development include a broad range of private and public companies, educational and research institutions and government agencies in the U.S. and other countries. Across our business segments, there is competition for customers on the basis of many factors, including the following:

—	scope of services offering;
—	price;
—	strengths in geographic locations;
—	size;
—	alternative technologies;
—	expertise and experience in specific technological and scientific areas;
—	subject focus of genomics and toxicogenomics data sets and technologies;
—	ability to acquire, handle, process, store, analyze and present complex gene expression data and clinical annotation information in a timely, quality controlled and accurate manner;
—	ability to create efficient drug development processes and gene expression data generation processes;

—	ability to manage large volumes of complex, interrelated gene expression and clinical information;
—	ability to integrate proprietary gene expression data with publicly available and other third-party generated data sets;
—	the quality and capacity of research facilities;
—	reputation for on-time, quality performance in completing preclinical research studies;
—	ability to acquire, process, analyze and report data from preclinical studies in a timely, quality controlled and accurate manner; and
—	availability of animals for use in preclinical studies, including the fact that at least two major competitors breed and raise animals and thus may have a more assured supply of animals.

To generate growth in revenue, we must retain existing and obtain additional customers for our genomics and toxicogenomics services.

Our strategy depends, in part, on the continued growth in revenue from our genomics and toxicogenomics services. We must continue to enter into agreements with new customers, as well as renew subscriptions and expand the scope and revenue potential of agreements with existing customers. Each of the subscription agreements that we have with our genomics and toxicogenomics services customers is for a specific term. These agreements may be terminated by either party if the other party breaches the agreement or in the event of a bankruptcy of either party and, in some instances, our subscription agreements include a right of early termination (which in some cases is subject to conditions) by a customer, without penalty, on a specified date prior to the normal expiration of the term. In addition, certain agreements contain a right to obtain a permanent license to data existing at a specified time for a set fee, with no further rights to updates or support, which could result in some customers electing to buy a permanent license instead of renewing their subscriptions. Certain agreements require that we provide specified database content. If subscription agreements with major customers are terminated or expire and are not renewed, or existing customers fail to buy additional services, or if we fail to enter into subscription agreements with new customers, or if we fail to provide specific content based on contractual obligations with existing customers, our business could suffer. For 2005, subscription agreements for our BioExpress System and ToxExpress System databases with 10 customers are up for renewal. These customers accounted for 31% of our total 2004 revenue and 46% of our 2004 genomics and toxicogenomics revenue. To date, these customers have not renewed their subscriptions. The terms of any renewal may not necessarily be on the same terms as the prior agreement and could be on terms less favorable to us. In addition to our subscription agreements, a smaller, but growing, part of our genomics and toxicogenomics services includes sales of various toxicogenomics reports and data generation and professional services. These services are generally sold for a negotiated fee and may include interim payments. If customers are not satisfied with the cost or effectiveness of these services, the customers may not return for such services and we may not be able to sell such services to new customers.

Our genomics and toxicogenomics database requires continual upgrading and expansion, which may be difficult or expensive.

To continue to build our genomics and toxicogenomics services, we require ready and timely access to normal and diseased human and animal tissue samples, other biological materials and related clinical and other information. Specific tissue and blood samples that we believe will enhance the content of our databases, or be required by content requirements of our customers, may be difficult to obtain or may not be available on terms acceptable to us. In addition, government regulation in the U.S. and foreign countries could restrict access to, or use of, human and other tissue samples and related data. If we lose access to sufficient numbers or sources of tissue samples or if tighter restrictions are imposed on our use of the information generated from tissue samples and related data, our genomics and toxicogenomics services business may suffer.

Approximately every two years, certain changes in the microarray platforms that we use from Affymetrix may require us to upgrade the content of our databases, which is time-consuming and requires significant expense. Future upgrades could be more frequent, costly or difficult or some customers may want the databases to be reproduced on a different technology platform, which would be costly to implement. In 2005, we are in the process of upgrading our BioExpress System database as a result of the introduction of Affymetrix’s latest GeneChip microarray.

The genomics industry is competitive and evolving rapidly, and our genomics and toxicogenomics services business may become obsolete or fail to be sufficiently useful.

Competition exists among entities attempting to identify genes associated with specific diseases, use genomics as a basis for conducting toxicity testing of compounds and develop products and services based on these discoveries. Our genomics and toxicogenomics services business directly competes in these areas with pharmaceutical and biotechnology companies and other companies providing services to these industries, academic and non-profit institutions and government or other publicly funded agencies, both in the United States and abroad. We are aware that these entities are using a variety of gene expression analysis methodologies, including the use of microarrays, to attempt to identify disease-related genes and to develop and make available databases of gene expression data. In some cases, such databases and other genomic data may be publicly available, but to our knowledge none of such databases are comparable in scope or utility to ours. In addition, certain pharmaceutical companies are developing genomic research programs. To compete against existing and future technologies, we will need to continue to be able to demonstrate to potential and existing customers that the technologies and capabilities supporting our genomics and toxicogenomics services business and, specifically the BioExpress System and ToxExpress System databases, are superior to competing technologies and/or other gene expression-based resources.

Our genomics and toxicogenomics services could become less valuable compared to other drug discovery technologies. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. The roles of genes in human biology and pathology are still being discovered. Few therapeutic products based on gene discoveries have been commercialized to date. If our customers fail to find genomics and/or toxicogenomics information useful or such information becomes obsolete as a viable drug discovery and development resource, our existing and potential customers may lose confidence in our genomics and toxicogenomics services and our business may suffer.

The sales cycle for our genomics and toxicogenomics services is lengthy; we may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule we anticipate.

Our ability to obtain new customers, retain existing customers through subscription renewal, and sell additional services to genomics and toxicogenomics services customers depends upon our existing and potential customers’ belief that the content and capabilities of the underlying data of our genomics and toxicogenomics databases and our related expertise can increase productivity for their drug discovery and development efforts. The sales cycle for multi-year subscriptions to our BioExpress System and ToxExpress System databases is estimated at 12 to 15 months, and in certain circumstances could be longer. The sales cycle for other less costly services may not be as long but is still a matter of at least several months. The lengthy sales cycle is caused by a number of factors, including our need to educate our existing and potential customers and sell the benefits of our genomics and toxicogenomics services to a variety of groups within such companies. In addition, each agreement may involve the negotiation of unique terms. We may expend substantial effort with no assurance that a new or renewed subscription or other agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our genomics and toxicogenomics services sales efforts. Accordingly, our results will fluctuate because it is not always possible to effectively time the initiation of new subscription agreements or renewals to existing subscription agreements, or predict the timing of any potential resulting revenue from such agreements.

We rely on microarrays and other products supplied by Affymetrix to build the underlying genomics and toxicogenomics data of our databases.

Our continuing ability to build and update the gene expression data that are the foundation of our databases will depend in part on the ability of Affymetrix to supply adequate quantities of high quality microarrays and other products to us and to make available licenses of technologies to use such products. Affymetrix provides us with microarrays and related instrumentation and software under an agreement that expires on December 31, 2005. This agreement provides us with nonexclusive access to GeneChip microarrays and instrumentation and software. We also have purchased a reagent kit from Affymetrix made by Enzo BioChem. In late 2003, Enzo terminated the distribution agreement with Affymetrix and filed suit against Affymetrix. Subsequently, Affymetrix denied Enzo’s claims and also introduced a new alternative reagent. We have begun using the new Affymetrix reagent kit, which appears acceptable.

Affymetrix or other providers may develop new or improved technologies that may necessitate changes to our databases in order to remain competitive, which could be costly and time consuming. If Affymetrix is unable or unwilling to supply us with GeneChip microarrays and the related instrumentation, software, kits and technology licenses, or if such products are not available or are defective, we may incur additional database production costs and we may need to obtain alternative technologies. Alternative technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to such products could cause our genomics and toxicogenomics services business to suffer by preventing or delaying our ability to provide our services or increasing the cost to populate and maintain our databases, as well as causing us to be delayed or unable to meet content update obligations under existing genomics and toxicogenomics services subscription agreements.

To generate significant revenue, we must retain existing and obtain additional customers for our preclinical contract research services.

Our strategy depends, in part, on the continued growth in revenue from our preclinical contract research services business. We must continue to establish contracts with new customers, as well as renew contracts with existing customers for our preclinical contract research services. If we fail to do either of these, our business could suffer.

To maintain adequate revenue growth in our preclinical contract research business, we must be able to add new capacity and/or upgrade existing capacity through further construction or expansion at reasonable cost to us and on a timely basis.

Continued growth in our preclinical contract research services business requires that we have the right level and type of room capacity to conduct in-life animal studies. We are presently expanding our capacity, including the renovation of existing rooms. However, in the future, we may not be able to develop adequate capacity, through additional construction or acquisition, on terms or in a time frame sufficiently acceptable to us, to allow us to achieve the level of business growth in this segment which we presently anticipate and which may be needed to achieve an acceptable level of profitability for this segment of our business.

Our results of operations may suffer if studies conducted by our preclinical contract research services business are delayed or reduced in scope or terminated or if contracts are not priced properly.

All of our contracts for our preclinical contract research services provide that services may be delayed, reduced in scope or terminated upon written notice. Terminations, delays or reductions may occur for a variety of reasons, including:

—	the failure of products to satisfy safety requirements;
—	unfavorable interim test results of the study services;
—	lack of availability of test material;
—	the customer's decision to terminate the development of a test compound or to end a particular study; and
—	our failure to perform properly our duties under the study services contract.

Any delay, reduction in scope or termination could cause us to be unable to cover our costs or to realize profit on the affected contract and could have a material adverse effect on our business. If a study is improperly performed, we may have to repeat the study at our expense, reimburse the customer for the cost of the study and/or provide other remedies.

Under fixed price contracts, there is the risk that we will improperly price one or more such contracts, which could result in our not recovering our anticipated costs or profit from such contracts. Under cost plus contracts with U.S. Government agencies, there is the risk of disallowance by such agencies of certain costs as a result of specific regulations and audits. Although our preclinical contract research services contracts may entitle us to receive costs through the date of termination and, in some instances, a portion of our profit or a cancellation fee, it may be difficult to collect such amounts from a customer who has decided to terminate a study.

Failure to comply with existing regulations could result in a loss of revenue, earnings or increased costs from our preclinical contract research services business.

Our preclinical contract research services business is subject to extensive regulation and we are subject to periodic audit for compliance by regulatory authorities, including the FDA and the Drug Enforcement Agency (“DEA”). Any failure on our part to comply with applicable regulations could result in the termination of ongoing studies or the disqualification of data for submission to regulatory authorities or other regulatory action. If this were to happen, we could incur additional compliance costs or be subject to additional regulatory restrictions, we could be contractually required to repeat a study at no further cost to our customer or to refund the cost of the study and customers might choose not to enter into or to renew contracts for preclinical contract research or other services in the future.

We are also accredited by an industry approval group named The Association for Assessment and Accreditation of Laboratory Animal Care International, commonly referred to as “AAALAC”. AAALAC is a private nonprofit organization that promotes the humane treatment of animals in science through a voluntary accreditation program. Generally, our customers insist that their vendors be AAALAC accredited and, if we were to fail an inspection or lose our accreditation, our preclinical research services business would be severely impacted.

On February 1, 2005, we received a Warning Letter (the “FDA Letter”) from the FDA focusing on two preclinical studies conducted in 2001 and 2002 by TherImmune Research Corporation, prior to its acquisition by us in 2003. We are working cooperatively with the product sponsors for the two studies to address the issues raised by the FDA Letter. We have submitted our response to the FDA addressing each of the violations cited in the FDA Letter, and identifying corrective actions we have taken, for further consideration by the FDA. There is no assurance that the FDA will not take further action. Such further action could range from requiring further work on the two studies at issue or refusal to accept the results of those studies to support regulatory approval for the products involved to more extreme actions such as follow-up confirmatory inspections of our facilities which could potentially lead to disruptions in our ability to conduct preclinical contract research services.

We rely on third parties to supply us with animals.

For our preclinical contract research services, we purchase the animals used for our studies from a number of different suppliers, two of which are our major competitors. We do not have long-term contracts with any of these suppliers except for one vendor with whom we have an annual contract. In general, we believe that we will continue to be able to purchase animals from our current suppliers or others to meet the needs of our preclinical services operations. Most of the animals used are bred and raised in the U.S. for research use. We don’t generally have problems with an adequate supply of these animals, although from time to time there can be temporary shortages for a particular species due to unanticipated demand, vendor-related events, health issues and other factors, which could lead to delays in commencing studies or possible cancellation of studies. Certain large animals, which are necessary to conduct certain studies and are only available abroad, may be more difficult to obtain. The supply of these animals can be affected by factors beyond our control, including but not limited to, export and import regulations and practices, natural disasters, disease outbreaks, competition for supply and the limited number of potential suppliers and sources. Such shortages could be of lengthy duration and could result in delays or cancellations of higher value studies.

We rely on third parties for certain specialized testing capabilities for our preclinical contract research services business; if we cannot ensure continued quality in the services provided by such third parties, we may lose customers and our business may suffer.

We outsource specific, specialized testing capabilities, which are a component of our preclinical contract research services. Any failure of our third parties to provide timely and quality services, could result in our inability to complete existing signed contracts or prevent us from winning new preclinical research business, and as a result, our business would suffer.

Preclinical contract research services may expose us to liability and related risks.

To the extent that our customers develop or use products based on our studies, if studies are not properly performed, we may be exposed to liability. Contractual indemnifications generally do not protect us against liability arising from certain of our own actions, such as negligence or misconduct. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision and is outside of or exceeds our insurance coverage or in the event that a party who must indemnify us does not fulfill its indemnification obligations. While we currently maintain professional liability insurance, our insurance coverage may not be adequate to protect us against future claims. Furthermore, our customers may not indemnify us against these types of claims or may not themselves be adequately insured or, in the case of smaller companies, have a net worth sufficient to satisfy any liability claims.

Actions of animal rights extremists may affect our business.

Our preclinical contract research services business requires the use of animals in preclinical testing of the safety and efficacy of drugs. Acts of vandalism and other wrongful acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business.

Our activities involve hazardous materials and may subject us to environmental liability.

Certain activities of our businesses involve the controlled use of limited quantities of hazardous and radioactive materials and may generate biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or we otherwise fail to comply with applicable regulations, we could be held liable for damages or penalized with fines,which could deplete our resources.

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

Our success will depend in part on our ability to obtain intellectual property rights and licenses sufficient to preserve our freedom to operate. Our patent position involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in our technology field are still evolving. Therefore, the degree of future protection for our proprietary rights is uncertain. In addition, other organizations, including companies, academic and non-profit institutions and governmental organizations are developing technology in this field. The risks and uncertainties that we face in this area include:

—	the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;
—	the claims of any patents which are issued may not provide commercially meaningful protection or value;
—	the patents licensed or issued to us may not allow us to preserve our freedom to operate;
—	other companies may challenge patents issued or licensed to us; and
—	patents issued to other organizations may restrict our ability to do business and we may be unable to obtain or maintain licenses on acceptable terms.

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

We could incur substantial litigation costs to defend ourselves in patent suits brought by other companies or to initiate such suits. In addition, litigation could cause disruption in our business activities and divert management’s time and attention from the operation of our business. In that regard, we have in the past purchased reagents from Affymetrix made by Enzo BioChem, Inc. (“Enzo”), and we also purchased such reagents directly from Enzo. In late 2003, Enzo terminated the agreement under which Affymetrix distributed that reagent and filed suit against Affymetrix. Affymetrix subsequently filed a counter suit and the two suits were consolidated. In those suits, Enzo alleges, among other things, rights to certain Affymetrix technologies and that Affymetrix had agreements with Gene Logic and other named customers to supply the reagent for use in potential violation of their rights. Affymetrix has denied Enzo’s claims and made its own counterclaims. We have not been made a party to that suit; we cannot predict the outcome of this litigation, its effect on us or the potential, if any, for claims being made against us. We have commenced using a new Affymetrix reagent kit. Although we have had discussions with Enzo to attempt to resolve any claims Enzo believes it may have with respect to our use of Enzo’s reagent, we have not reached any agreement as of the date of this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2004, we had cash and cash equivalents of approximately $53.2 million and marketable securities available-for-sale of an additional $49.7 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at December 31, 2004, a 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss for the year ended December 31, 2004 of approximately $1.0 million. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

As a result of changing our distribution arrangements in Japan, beginning in 2005, we will be subject to risk from changes in foreign exchange rates relating to revenue from our subscription agreements with our Japanese customers, as payments will be made in foreign currency and translated into U.S. dollars. Such changes could result in cumulative translation gains or losses. Revenue derived from the Pacific Rim as a percentage of total revenue was 32% for the year ended December 31, 2004 and was primarily derived from our customers in Japan. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated financial statements. There can be no assurance that losses related to this currency risk will not occur.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm, appear on pages F-1 through F-21 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

ITEM 9A.	Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

During the first quarter of 2004, we installed a new accounting system (and modified our internal controls where necessary) that allowed us to eliminate two separate accounting systems, one for Gene Logic and one resulting from the acquisition of TherImmune. The new system has enabled us to maintain, and in certain instances improve, the effectiveness of our internal controls.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO, have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Gene Logic is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting (see below under “Management’s Report on Internal Control over Financial Reporting”) will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the fourth quarter of 2004 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

IDENTIFICATION OF DIRECTORS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2004 (the “Proxy Statement”).

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

(a)1. Financial Statements

(a)2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

(a)3. Index to Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger dated February 25, 2003, by and among Gene Logic Inc., TherImmune Research Corporation, GLA II Corp., a Delaware corporation and wholly owned subsidiary of Gene Logic Inc., and Edward J. Krause, III, solely in his capacity as Securityholders' Representative.(14)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws, as amended and restated.(18)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)
*10.2	Registrant's 1997 Equity Incentive Plan, as amended (the "Stock Plan").(13)
*10.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10.4	Form of Stock Option Grant Notice.(1)
*10.5	Registrant's Employee Stock Purchase Plan, as amended, and related offering document.(13)
*10.6	Registrant's 1997 Non-Employee Directors' Stock Option Plan, as amended.(2)
*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors' Stock Option Plan.(1)

*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan.(12)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10.22	a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC.(7)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow.(3)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc.(10)
10.50	a	Letter Agreement, amending Agreement effective January 1, 2002, between Registrant and Affymetrix, Inc.(B)
*10.55	Executive Severance Plan, as amended February 2001.(8)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(4)
*10.63	Employment Agreement, dated September 1, 1997, between Registrant and Victor M. Markowitz.(5)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.(6)
*10.75	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr.(11)
*10.77	Employment Agreement dated April 1, 2003, between Registrant and Stephen J. Trevisan.(14)
10.78	Settlement and Nonexclusive License Agreement, dated January 10, 2001, between Registrant and Incyte Corporation.(15)(A)
10.79	Lease Agreement, dated November 20, 1999, between TherImmune Research Corporation and Rickman Associates.(15)
10.80	Lease Agreement, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.(15)
10.81	Lease Agreement, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002.(15)
10.81	a	Third Amendment, to Lease dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C. (19)
*10.82	Employment Agreement, dated July 2, 2003, between Registrant and Robert R. Proulx.(16)
*10.83	Employment Agreement, dated November 4, 2004, between Registrant and Dennis A. Rossi.(17)
*10.84	Employment Agreement, dated November 4, 2004, between Registrant and Joanne M. Smith-Farrell.(17)
10.85	Asset Purchase Agreement, dated July 22, 2004, between Registrant and Millennium Pharmaceuticals, Inc.(17)(B)
10.86	Lease Agreement, dated July 31, 2004, between Registrant and Thirty-Eight Sidney Street Limited Partnership.(17)
10.87	Lease Agreement, dated October 5, 2004, between Registrant and ARE-Maryland No. 23, LLC.
*10.88	Employment Agreement, dated March 10, 2005, between Registrant and V.W. Brinkerhoff, III.(20)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 6, 2002, filed on April 12, 2002, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Quarterly Report on From 10-Q for the quarter ended March 31, 2000, filed on May 15, 2000, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 19, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed on July 31, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 5, 2003, filed on April 25, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s acquisition of TherImmune Research Corporation, filed on April 3, 2003, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 13, 2003, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s amended By-Laws to provide for a non-executive Chairman of the Board of Directors, filed on November 12, 2004, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004, and incorporated herein by reference.

(20)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s hiring of V. W. Brinkerhoff, III as Senior Vice President and General Manager, Gene Logic Laboratories, filed on March 10, 2005, and incorporated herein by reference.

(A)	Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated December 12, 2003.

(B)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)	Reports on Form 8-K

During the three months ended December 31, 2004, the Company filed the following reports:

The Current Report of Form 8-K, filed October 22, 2004, with respect to the Company’s financial results for the three months ended September 30, 2004.

The Current Report of Form 8-K, filed November 12, 2004, with respect to the Company’s amended Bylaws to provide for a non-executive Chairman of the Board of Directors and the election of J. Stark Thompson, Ph.D., to serve as the non-executive Chairman of the Board of Directors.

The Current Report of Form 8-K, filed December 1, 2004, with respect to the Company’s appointment of Frank L. Douglas, M.D., Ph.D., to its Board of Directors.

The Current Report of Form 8-K, filed December 22, 2004, with respect to the Company’s amended Non-Employee Directors’ Compensation and Stock Option Plans.

The Current Report of Form 8-K, filed December 29, 2004, with respect to the Company’s amended supplier agreement with Affymetrix, Inc.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

GENE LOGIC INC. BY: /s/ MARK D. GESSLER —————————————— Mark D. Gessler Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER —————————————— (Mark D. Gessler)	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2005

/s/ PHILIP L. ROHRER, JR. —————————————— (Philip L. Rohrer, Jr.)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ JULES BLAKE —————————————— (Jules Blake, Ph.D.)	Director	March 16, 2005

/s/ MICHAEL J. BRENNAN —————————————— (Michael J. Brennan, M.D., Ph.D.)	Director	March 16, 2005

/s/ CHARLES L. DIMMLER, III —————————————— (Charles L. Dimmler, III)	Director	March 16, 2005

/s/ FRANK L. DOUGLAS —————————————— (Frank L. Douglas, M.D, Ph.D.)	Director	March 16, 2005

/s/ G. ANTHONY GORRY —————————————— (G. Anthony Gorry, Ph.D.)	Director	March 16, 2005

/s/ J. STARK THOMPSON —————————————— (J. Stark Thompson, Ph.D.)	Chairman of the Board	March 16, 2005

Gene Logic Inc.
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm –
Internal Control Over Financial Reporting

The Board of Directors and Stockholders of
Gene Logic Inc.

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting listed in the Index at Item 9A, that Gene Logic Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gene Logic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Gene Logic Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gene Logic Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gene Logic Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

        Baltimore, Maryland
        March 11, 2005

Report of Independent Registered Public Accounting Firm –
Consolidated Financial Statements

The Board of Directors and Stockholders
Gene Logic Inc.

        We have audited the accompanying consolidated balance sheets of Gene Logic Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gene Logic Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 11, 2005

Gene Logic Inc.

Consolidated Balance Sheets
as of December 31, 2004 and 2003
(in thousands, except share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$53,237	$48,718
Marketable securities available-for-sale	49,678	63,105
Accounts receivable, net of allowance of $436 and $57 in 2004 and 2003, respectively	4,953	8,484
Unbilled services	6,406	4,745
Inventory, net	1,683	4,980
Prepaid expenses	2,210	1,966
Other current assets	2,185	1,480

Total current assets	120,352	133,478
Property and equipment, net	23,034	23,911
Long-term investments	4,239	4,239
Goodwill	45,707	45,707
Intangibles, net	13,695	19,950
Other assets	54	81

Total assets	$207,081	$227,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,096	$6,676
Accrued expenses	6,779	6,541
Current portion of capital lease obligations	136	124
Current portion of long-term debt	494	492
Deferred revenue	9,788	8,630

Total current liabilities	24,293	22,463
Deferred revenue	3,595	2,346
Capital lease obligations, net of current portion	204	340
Long-term debt, net of current portion	174	218
Acquired technologies payable	3,347	–
Other noncurrent liabilities	2,640	2,410

Total liabilities	34,253	27,777

Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued
and outstanding as of December 31, 2004 and 2003	–	–
Common stock, $.01 par value; 60,000,000 shares authorized; 31,654,413 and 31,131,198
shares issued and outstanding as of December 31, 2004 and 2003, respectively	317	311
Additional paid-in capital	385,313	383,377
Accumulated other comprehensive (loss) income	(136)	47
Accumulated deficit	(212,666)	(184,146)

Total stockholders’ equity	172,828	199,589

Total liabilities and stockholders’ equity	$207,081	$227,366

See accompanying notes.

Gene Logic Inc.

Consolidated Statements of Operations
for the Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

	2004	2003	2002

Revenue:
Genomics and toxicogenomics services	$52,171	$51,960	$54,848
Preclinical contract research services	23,766	17,559	–

Total revenue	75,937	69,519	54,848
Expenses:
Cost of preclinical contract research services	24,080	15,399	–
Database production	44,675	50,067	57,941
Research and development	2,317	2,091	2,367
Selling, general and administrative	25,676	22,198	19,734
Purchased research and development	8,817	–	–

Total expenses	105,565	89,755	80,042

Loss from operations	(29,628)	(20,236)	(25,194)
Interest (income), net	(1,395)	(1,652)	(3,139)
Other (income) expense	–	(327)	(250)
Write-down of equity investments	–	4,268	753

Net loss before income tax expense	(28,233)	(22,525)	(22,558)
Income tax expense	287	2,246	1,492

Net loss	$(28,520)	$(24,771)	$(24,050)

Basic and diluted net loss per share	$(0.91)	$(0.82)	$(0.89)

Shares used in computing basic and diluted net loss per share	31,493	30,112	26,948

See accompanying notes.

Gene Logic Inc.

Consolidated Statements of Stockholders’ Equity
for the Years Ended December 31, 2002, 2003 and 2004
(in thousands, except number of shares)

	Stockholder’s Equity
	Common Stock			Accumulated
			Additional	Other
	Number	Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Income (Loss)	Deficit	Loss
Balance at January 1, 2002	26,767,837	$268	$361,067	$17	$(135,325)
Issuance of common stock in connection with
exercise of stock options	149,873	2	881	–	–
Issuance of common stock in connection with
Employee Stock Purchase Plan	138,777	1	1,346	–	–
Net change in unrealized gains from marketable
securities	–	–	–	231	–	$231
Net loss	–	–	–	–	(24,050)	(24,050)

Comprehensive loss	–	–	–	–	–	$(23,819)

Balance at December 31, 2002	27,056,487	271	363,294	248	(159,375)
Issuance of common stock in connection with
exercise of stock options	28,425	–	118	–	–
Issuance of common stock in connection with
Employee Stock Purchase Plan	119,072	1	604	–	–
Issuance of common stock in connection with
TherImmune acquisition	3,927,214	39	19,361	–	–
Net change in unrealized gains from marketable
securities	–	–	–	(201)	–	$(201)
Net loss	–	–	–	–	(24,771)	(24,771)

Comprehensive loss	–	–	–	–	–	$(24,972)

Balance at December 31, 2003	31,131,198	311	383,377	47	(184,146)
Issuance of common stock in connection with
exercise of stock options	255,479	3	948	–	–
Issuance of common stock in connection with
Employee Stock Purchase Plan	120,215	1	445	–	–
Issuance of common stock in connection with
the Horizon technologies acquisition	147,521	2	543	–	–
Net change in unrealized gains from marketable
securities	–	–	–	(183)	–	$(183)
Net loss	–	–	–	–	(28,520)	(28,520)

Comprehensive loss	–	–	–	–	–	$(28,703)

Balance at December 31, 2004	31,654,413	$317	$385,313	$(136)	$(212,666)

See accompanying notes.

Gene Logic Inc.

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(28,520)	$(24,771)	$(24,050)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	16,626	16,778	13,535
Non-cash purchased research and development	7,971	–	–
Gain from the sale of equity investment	–	–	(250)
Write-down of equity investments	–	4,268	753
Loss on abandonment of patents	275	257	1,147
Loss on disposal of property and equipment	335	56	71
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	1,870	(2,532)	(2,333)
Inventory	3,297	3,956	(2,839)
Prepaids and other assets	(930)	(150)	3,140
Accounts payable	420	(5,056)	(254)
Accrued expenses and other noncurrent liabilities	468	1,676	213
Deferred revenue	(2,092)	(2,282)	(9,249)

Net cash flows from operating activities	(280)	(7,800)	(20,116)

Cash flows from investing activities:
Purchases of property and equipment	(5,211)	(4,157)	(1,944)
Sale of equity investment	–	–	1,250
Purchases of licenses and patent costs	(569)	(710)	(1,810)
Software development costs	(3,327)	(6,596)	(7,141)
Database upgrade costs	(569)	–	(3,885)
Repayments of notes receivable from employees	–	37	57
Cash paid to acquire TherImmune, net of cash acquired	–	(30,433)	–
Proceeds from sale and maturity of marketable securities available-for-sale	83,372	140,219	79,870
Purchase of marketable securities available-for sale	(70,128)	(143,380)	(70,239)

Net cash flows from investing activities	3,568	(45,020)	(3,842)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	1,397	723	2,230
Proceeds from issuance of note payable	–	–	450
Cash used to repay TherImmune debt	–	(6,017)	–
Repayments of capital lease obligations and equipment loans	(166)	(125)	(38)

Net cash flows from financing activities	1,231	(5,419)	2,642

Net increase (decrease) in cash and cash equivalents	4,519	(58,239)	(21,316)
Cash and cash equivalents, beginning of period	48,718	106,957	128,273

Cash and cash equivalents, end of period	$53,237	$48,718	$106,957

Supplemental disclosure:
Taxes paid	$569	$2,209	$1,316

Interest paid	$49	$48	$16

Non-cash transactions:
In connection with the acquisition of the Horizon technologies:
Purchase of research and development and purchase of laboratory equipment, in exchange for issuance of common stock, acquired technology payable and a ToxExpress System subscription license	$7,971	$–	$–

Issuance of common stock in TherImmune Research Corporation acquisition	$–	$19,400	$–

Equity investments received as payments for BioExpress and/or ToxExpress subscriptions	$–	$3,186	$1,000

See accompanying notes.

Gene Logic Inc.

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002
(in thousands, except share and per share data)

Note 1 – Organization and summary of significant accounting policies

Description of Business

        Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (our United Kingdom subsidiary) and Gene Logic K.K. (our Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides drug discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities. From April 1, 2003 to December 31, 2004, the Company’s services were organized into two business segments: genomics and toxicogenomics services and preclinical contract research services. The genomics and toxicogenomics services business consists of proprietary gene expression and toxicogenomics databases, software tools, various toxicogenomics reports and data generation and professional services for use in discovering and prioritizing drug targets, identifying biomarkers, and predicting toxicity and providing insights into efficacy of specific compounds for customers. The preclinical contract research services business, operated through the Company’s wholly owned subsidiary, Gene Logic Laboratories Inc., consists of in-vivo animal testing research studies and related laboratory services, and to a lesser extent, Phase I clinical trial services, used to assess the safety and pharmacologic effects of compounds for customers. During 2004, the Company acquired certain technologies (the “Horizon technologies”) (see Note 3), which are being developed to build a new drug repositioning and selection services, to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized compounds, (ii) expanding indications for currently marketed drugs, and (iii) prioritizing and identifying indications for compounds entering preclinical development.

        The combination of the Company’s genomics and toxicogenomics services and preclinical contract research services may sometimes be referred to as its “historical business”.

Basis of Presentation and Principles of Consolidation

        On April 1, 2003, TherImmune Research Corporation (“TherImmune”) was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp., renamed Gene Logic Laboratories Inc. (“Gene Logic Labs”). The acquisition of TherImmune has been accounted for under the purchase method of accounting, and consolidated financial statements herein reflect the inclusion of Gene Logic Lab’s operating results since the acquisition date. As part of the Company’s strategy for international expansion, during the first quarter of 2004, Gene Logic Ltd. was formed in the United Kingdom to provide sales support and customer service support in Europe, and during the third quarter of 2004, Gene Logic K.K. was formed in Japan to provide customer service support in Japan. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

        The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive loss is the total net loss plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $28,703, $24,972 and $23,819 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Cash and Cash Equivalents

        Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31 are comprised of:

	2004	2003
Cash	$4,363	$3,258
Money market funds	5,172	11,489
Commercial paper	43,702	33,971

Total	$53,237	$48,718

Marketable Securities Available-for-Sale

        All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive (loss) income included in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. In 2004 and 2002, realized gains and/or losses resulting from the sale of marketable securities were immaterial. In 2003, marketable securities were sold for total proceeds of $65,114, resulting in net realized gains of $327.

        As of December 31, 2004, the Company’s investment portfolio consisted of commercial paper, corporate bonds and mortgage-backed securities of U.S. Government agencies. All marketable securities had original maturities greater than 90 days, but less than two years. All investments in corporate bonds mature in 2005. All marketable securities with a gross unrealized loss as of December 31, 2004 have been in an unrealized loss position for less than 12 months. The Company reviews marketable securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold the investment to recovery and the financial strength and specific prospects of the issuer of the security. As of December 31, 2004, all of the Company’s investments were classified as current because the Company may not hold its investments until maturity in order to take advantage of market conditions. Marketable securities available-for-sale as of December 31 are comprised of:

	2004				2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Commercial paper	$16,670	$–	$(5)	$16,665	$29,964	$–	$(30)	$29,934
Corporate bonds	7,037	1	(12)	7,026	5,004	–	(1)	5,003
U.S. Government mortgage-backed securities	26,107	–	(120)	25,987	28,090	81	(3)	28,168

Total	$49,814	$1	$(137)	$49,678	$63,058	$81	$(34)	$63,105

Allowances for Doubtful Accounts Receivable

        The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled services to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and by establishing general provisions for estimated losses by analyzing current and historical bad debt trends. Actual collection experience has not varied significantly from the Company’s estimates, due primarily to collection policies and the financial strength of the Company’s customers. Receivables that are ultimately deemed uncollectible are written-off as a reduction of accounts receivable and the allowance for doubtful accounts.

Inventory

        Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method; cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. Inventory as of December 31 is comprised of:

	2004	2003

Microarrays	$501	$1,243
Laboratory reagents	306	866
Tissue samples	2,365	3,865

	3,172	5,974
Less – tissue sample reserves	(1,489)	(994)

Inventory, net	$1,683	$4,980

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

Long-Term Investments

        The Company has made equity investments in companies whose businesses may be complementary to the Company’s business. All of the Company’s current equity investments are accounted for under the cost method of accounting, as the Company holds less than 20% of the voting stock outstanding under such arrangements and does not exert significant influence over these companies.

Goodwill

        Goodwill, from the acquisitions of TherImmune in 2003 and Oncormed, Inc. in 1998, represents the excess of the purchase price over the fair value of the net assets acquired.

        The Company adopted the provisions of Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002 and, as a result, discontinued the amortization of goodwill. As a result, since January 1, 2002, no amortization has been recorded. Based on the initial impairment test performed as of January 1, 2002 and the subsequent annual impairment tests as of October 1 of each year, no impairment existed in the carrying value of goodwill. The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Intangibles and Other Assets

        Intangibles and other assets consist primarily of licenses, patent costs, software development costs, customer relationships and database upgrade costs.

        The Company has licensed from third parties the proprietary rights and technical information covered by various patents and patent applications. These licenses will continue for the term of the agreement or the life of the respective patent, whichever is shorter. License costs are being amortized over their expected useful lives, but not greater than the lesser of the term of the agreement or the life of the respective patent. Certain agreements call for the payment of royalties and maintenance fees.

        Patent costs include issued patents and patent applications and are stated at cost. Amortization of issued patent costs is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years. The Company wrote-off certain patent costs in the amount of $275, $257 and $1,147 during 2004, 2003 and 2002, respectively, after determining that the technologies underlying such patents and applications would no longer be utilized in the Company’s business.

        In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company has capitalized certain software development costs incurred in developing software upon the demonstration of technological feasibility. The Company ceases capitalizing such costs when the software is available for general release to our customers. Software development costs are being amortized over their expected useful life of three years, commencing upon release of the software or upgrades.

        In connection with the TherImmune acquisition, the Company recorded the estimated fair value of acquired customer relationships as an intangible asset, and such intangible asset is being amortized on a straight-line basis over 2 years, which was the Company’s estimate of the aggregate expected term of its customer relationships at the date of acquisition.

        Database upgrade costs include purchases of data to integrate into the Company’s gene expression databases and upgrades of existing gene expression data utilizing Affymetrix’s most recent microarrays. Costs capitalized from upgrades are primarily microarrays and related reagents. These costs are capitalized and amortized over their expected useful life of two years, commencing upon release of the update.

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

Research and Development

        Research and development costs, including those costs incurred in acquiring and developing the Horizon technologies, are charged to operations when incurred or acquired.

Database Production

        Costs related to the acquisition and processing of tissues and overhead expenses needed to support the BioExpress System and ToxExpress System databases are expensed as incurred. These costs include labor, microarrays, tissues, licensing agreements, reagents, outside consultants and overhead.

Revenue Recognition

        Genomics and toxicogenomics services revenue consists primarily of fees earned under subscription agreements for all or parts of the Company’s gene expression reference databases, the BioExpress System and ToxExpress System. In addition, the Company derives a smaller, but growing, percentage of revenue from providing other services, including various toxicogenomics reports and data generation and professional services. Each of the subscription agreements with our BioExpress System and ToxExpress System customers is typically for a specific multi-year term. The Company’s revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the BioExpress System and/or ToxExpress System databases. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from other services is recognized when the reports and/or data have been delivered or when the services have been performed. For 2005, revenue recorded from our Japanese customers may be impacted by fluctuations in foreign currency exchange rates.

        Preclinical contract research services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, the Company derives revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

        Revenue recognized for multiple element contracts is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on the Company’s analysis of objective evidence from comparable sales of the individual element. If the Company is unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized ratably over the longest performance period of the elements.

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

Stock-Based Compensation Plans

        At December 31, 2004, the Company has three stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s Stock Plan and Directors’ Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date. Common stock issued under the ESPP is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering, as defined under the plan (or, if later, the date during the offering when the employee was first eligible to participate).

        The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation for the years ended December 31:

	2004	2003	2002

Net loss, as reported	$(28,520)	$(24,771)	$(24,050)
Add: Stock-based employee compensation expense included in reported net loss	–	–	–
Deduct: Stock-based employee compensation expense determined under
fair value based method for all awards	(2,513)	(8,290)	(15,336)

Pro forma net loss	$(31,033)	$(33,061)	$(39,386)

Basic and diluted net loss per share:
As reported	$(0.91)	$(0.82)	$(0.89)
Pro forma	$(0.99)	$(1.10)	$(1.47)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2004, 2003 and 2002, with the following assumptions:

	2004	2003	2002

Expected volatility	60%	69%	71%
Risk-free interest rate	2.02% to 3.26%	1.61% to 2.58%	2.04% to 4.42%
Expected lives	3 years	3 years	3 years
Dividend rate	0%	0%	0%

Reclassifications

        Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) which will be effective for reporting periods beginning after June 15, 2005. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees.” Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 123(R) permits companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company plans to adopt SFAS 123(R) using the modified-prospective method beginning July 1, 2005 and cannot currently estimate the financial impact of adoption as the Company has not yet completed its evaluation.

        In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), addressing consolidation of entities in which a company is a primary beneficiary. Interpretation No. 46 was effective immediately for arrangements entered into or modified after January 31, 2003 and during the quarter ended March 31, 2004 for arrangements entered into or modified before February 1, 2003. The Company has investments in several variable interest entities; however, the Company is not a primary beneficiary in any of these entities. Accordingly, the adoption of Interpretation No. 46 had no impact on the Company’s financial position or results of operations.

Note 2 – Acquisition of TherImmune

        On April 1, 2003, the Company acquired by merger 100% of the outstanding common stock of TherImmune for a total purchase price of $51,081, which consisted of cash paid of $30,405 to TherImmune securityholders, 3,927,214 shares of Gene Logic Common Stock, valued at $19,400, issued to TherImmune shareholders, and approximately $1,276 in transaction costs. The value of the shares issued was based on the average market price of the Company’s Common Stock surrounding the measurement date. The approximately 5% of the total consideration that was held in escrow to satisfy potential indemnification obligations of the TherImmune securityholders was paid in 2004.

        The acquisition was recorded using the purchase method of accounting, and the Consolidated Statements of Operations reflect the inclusion of TherImmune’s operating results since the acquisition date. The total purchase price was allocated as follows:

Current assets	$8,103
Property and equipment	11,130
Customer relationships (estimated useful life, 2 years)	2,500
Liabilities assumed	(13,682)
Goodwill (allocated to preclinical contract research services segment)	43,030

$51,081

        The following unaudited pro forma financial information gives effect to Gene Logic’s acquisition by merger of TherImmune as if the transaction had occurred at January 1, 2003 and is based on the historical statements of Gene Logic and TherImmune during the year ended December 31:

2003

Total revenue	$75,218
Net loss	(26,080)

Basic and diluted net loss per share	$(0.84)
Weighted average shares outstanding	31,081

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

Note 3 – Horizon technologies acquisition

        In July 2004, the Company acquired certain technology and related assets (the “Horizon technologies”) and hired an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”). The Horizon technologies, which are currently under development, include: in-vivo compound imaging, in-vitro pathway screening, predictive and genetic ADME capabilities and metabolomics technologies for use in preclinical and clinical drug development. In addition, the Company has a drug development agreement with Millennium, certain terms of which are currently under renegotiation. Under the drug development agreement, the Company will use the newly acquired Horizon technologies to reposition a Millennium compound in exchange for up-front fees. If the compound reenters Millennium’s drug development pipeline, the Company could receive milestone payments and royalties on commercial sales.

        Consideration paid by the Company includes: (i) $3,500 payable in cash or stock, at the Company’s election, to Millennium in 2006 (recorded net of discount of $153 at December 31, 2004); (ii) $1,000 in cash and stock to certain employees who left Millennium and joined the Company; (iii) limited grant-back licenses to certain technologies acquired from Millennium; and (iv) approximately $488 in transaction costs. In addition, Millennium received a license to use the Company’s ToxExpress System database for three years, valued at $4,500, for which the Company recorded $452 in revenue in 2004. The Company also contractually agreed to spend at least $8,500 over the next eighteen months to develop and commercialize the acquired technologies and, subject to achieving certain performance milestones by the end of the first eighteen months, an additional $6,000 over the subsequent twelve months. After completing its evaluation of the acquired Horizon technologies and purchased in-process research and development activities, and in order to reflect the cost of acquiring the Horizon technologies, the Company recorded an $8,817, one-time, purchased research and development expense within Operating Expenses in the Company’s Consolidated Statements of Operations.

Note 4 – Property and equipment

        Property and equipment includes the following as of December 31:

	2004	2003

Furniture	$2,054	$2,062
Computer and office equipment	13,664	13,094
Laboratory equipment	16,400	15,400
Leasehold improvements	19,411	15,945

	51,529	46,501
Less – accumulated depreciation and amortization	(28,495)	(22,590)

Property and equipment, net	$23,034	$23,911

        Depreciation expense was $6,174, $6,094 and $5,451 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 5 – Long-term investments

        The Company accounts for its investment in Neuralstem, Inc. (“Neuralstem”) under the cost method of accounting. During 2003, the Company recorded a $4,268 write-down of its investment in Neuralstem due to a permanent decline in Neuralstem’s estimated market value, which represented the remaining book value of this investment.

        In November 2003, our subsidiary then named MetriGenix, Inc. (which has since been dissolved), sold substantially all of its assets for cash to a privately held company (the “Buyer”, referred to herein as “MetriGenix”). The proceeds of sale were used to satisfy then known liabilities of the former MetriGenix, Inc. In connection with the sale, MetriGenix received a fully paid BioExpress System subscription with a term through December 31, 2006, which thereafter renews automatically on an annual basis unless either party elects not to renew, under which no additional fees are payable for the subscription so long as the Company owns 15% of the outstanding stock of Buyer. In consideration for the consent to the assignment, the Company received convertible preferred stock of MetriGenix, valued at $2,911, representing 15.3% of the equity of the MetriGenix, and a warrant, valued at $275, exercisable at $0.0001 per additional share, intended to enable the Company to maintain a 15% equity interest in MetriGenix. If the Company’s equity interest is diluted below 15%, MetriGenix must either terminate the subscription agreement or pay fees for the subscription. The Company may not terminate the subscription prior to December 31, 2006, except in the event of a breach by MetriGenix. The Company also received the right to appoint a person to the Board of Directors of the Buyer. The Company accounts for its investment in MetriGenix using the cost method of accounting and is recording the investment value, $3,186, as revenue over the estimated term of the subscription agreement of approximately three years. During 2004 and 2003, the Company recorded $1,060 and $96, respectively, in revenue relating to this subscription agreement.

        The Company accounts for its investment in Avalon Pharmaceuticals, Inc. (“Avalon”) under the cost method of accounting. During 2002, the Company sold 50% of its Avalon holdings for a gain of $250. At December 31, 2004 and 2003, the value of the Company’s remaining investment in Avalon was $1,000.

        The Company accounts for its investment in Metabometrix, Ltd. (“Metabometrix”) using the cost method of accounting. During 2002, the Company recorded a $753 write-down of its entire investment in Metabometrix, due to a permanent decline in its estimated market value.

Note 6 – Intangible assets

        Information regarding the Company’s other intangible assets at December 31 is as follows:

	2004	2003

Carrying amount:
Licenses	$7,765	$9,190
Patent costs	2,693	2,448
Software development costs	19,738	19,937
Customer relationships	2,500	2,500
Database upgrade costs	569	4,053

Total carrying amount	$33,265	$38,128

Accumulated amortization:
Licenses	$6,183	$6,064
Patent costs	212	174
Software development costs	10,871	7,796
Customer relationships	2,187	937
Database upgrade costs	117	3,207

Total accumulated amortization	$19,570	$18,178

Net carrying value:
Licenses	$1,582	$3,126
Patent costs	2,481	2,274
Software development costs	8,867	12,141
Customer relationships	313	1,563
Database upgrade costs	452	846

Total net carrying value	$13,695	$19,950

        Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $10,452, $10,684 and $8,084, respectively, including amortization of software development costs of $6,600, $5,680 and $4,349, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows:

2005	$6,905
2006	3,462
2007	759
2008	162
2009	65

Note 7 – Accrued expenses

        Accrued expenses consist of the following as of December 31:

	2004	2003
Property additions	$1,913	$1,998
Professional fees	688	511
Accrued vacation	1,723	1,715
Payroll, taxes and other benefits	2,281	2,167
Consulting fees	174	150

Accrued expenses	$6,779	$6,541

Note 8 – Long-term debt

        Long-term debt as of December 31 consists of the following:

	2004	2003
Facility loan – bearing interest at 5.0% per annum and due in quarterly installments
through September 2009	$218	$260
Facility loan – bearing interest at 4.5% and due upon demand	450	450

	668	710
Less – current portion	(494)	(492)

Long-term debt	$174	$218

        As of December 31, 2004, principal payments on long-term debt for the years ending December 31 are as follows:

2005	$494
2006	47
2007	49
2008	51
2009	27

$668

        Interest expense was $49, $48 and $16 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 9 – Income taxes

        Income tax expense reflected in the consolidated statements of operations represents withholding taxes on certain payments by Japanese customers. During 2004, the U.S. and Japan entered into a new tax treaty eliminating this withholding tax effective July 1, 2004. The actual income tax expense for the years ended December 31, 2004, 2003 and 2002 is different from the amount computed by applying the statutory federal income tax rates to losses before income tax expense. The reconciliation of these differences for the years ended December 31 is as follows:

	2004	2003	2002

Tax benefit at federal statutory rate	$(9,599)	$(7,658)	$(8,177)
State income taxes, net of federal income tax effect	(1,304)	(1,041)	(1,111)
Benefit from stock option compensation	–	–	(488)
Other	(2,314)	(400)	1,368
Increase in valuation allowance	13,504	11,345	9,900

Income tax expense	$287	$2,246	$1,492

        The tax effect of cumulative temporary differences at December 31 is as follows:

	2004	2003

Deferred tax assets:
NOL and tax credit carryforwards	$88,054	$85,055
Contract revenue	2,509	1,777
Net loss in unconsolidated investee	3,483	3,799
Purchased research and development	3,292	--
Depreciation	2,231	523
Accrued vacation	492	726
Other	3,652	3,164

	103,713	95,044
Less – valuation allowance	(100,082)	(86,578)

Net deferred tax assets	$3,631	$8,466

Deferred tax liabilities:
Capitalized software costs	$3,425	$6,883
Unrealized gains	52	96
Other	154	1,487

Net deferred tax liabilities	$3,631	$8,466

        At December 31, 2004, net operating loss carryforwards (“NOLs”) for income tax purposes were $212,004, including approximately $1,300 and $30,000 related to the acquisitions of TherImmune and Oncormed, respectively. The Company also has research and development tax credit carryforwards of $7,972 as of December 31, 2004. The carryforwards, if not utilized, will expire in increments from 2008 through 2024. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 10 – Commitments and contingencies

Operating Leases

        The Company conducts all of its operations from leased facilities in Gaithersburg, Maryland, Cambridge, Massachusetts and Berkeley, California, under operating leases with varying terms expiring through 2013. These leases obligate the Company to pay building operating costs and also contain renewal provisions which may extend their term. Future minimum lease payments under all operating lease agreements for the years ending December 31 are as follows:

2005	$6,014
2006	6,186
2007	6,099
2008	4,286
2009	3,903
2010 and thereafter	5,877

$32,365

        Rent expense for the years ended December 31, 2004, 2003 and 2002, was $4,377, $4,476 and $2,939, respectively.

Capital Leases

        The Company leases certain equipment under capital leases. Capital leases are recorded at the present value of the future minimum lease payments. Future minimum capital lease payments under all capital lease agreements for the years ending December 31 are as follows:

2005	$160
2006	158
2007	61

379
Less – amounts representing interest (weighted average effective rate of 8.9%)	(39)

Present value of net minimum lease payments	340
Less – current portion of capital lease obligations	(136)

Long-term portion of capital lease obligations	$204

Contingencies

The Company’s preclinical contract research services business is required to comply with applicable Government regulations. Failure to comply could result in the disqualification of data for submission to regulatory authorities, the loss of on-going or future studies, damage to the Company’s reputation and other sanctions. Further, if a study is improperly performed, the Company may have to repeat the study at its expense, reimburse the client for the cost of the study and/or provide other remedies. In 2005, the Company received a Warning Letter (the “FDA Letter”) from the FDA focusing on two preclinical studies conducted in 2000 and 2001 by TherImmune Research Corporation, prior to its acquisition by the Company in 2003. The FDA Letter addressed issues relating to the conduct of and record keeping for these two studies. Since the receipt of the FDA Letter, the Company has been working cooperatively with the product sponsors to address the issues raised. Based on the Company’s knowledge, the Company does not expect that the costs for resolving the issues specific to these two studies will have a material effect on its financial condition or results of operations, but cannot predict how the receipt of the FDA Letter may affect its business more generally. The Company has submitted its response, addressing each of the violations cited and identifying corrective actions to be taken, for further consideration by the FDA. There is no assurance that the FDA will not take further action. Such further action could range from requiring further work on the two studies at issue or FDA refusal to accept the results of those studies to support regulatory approval for the products involved to more extreme actions such as follow-up confirmatory inspections of the Company’s facilities which could potentially lead to disruptions on the Company’s ability to conduct preclinical research services. If this were to happen, the Company could incur material financial losses.

Commitments

        The Company incurs payment obligations under its supply and license agreement with Affymetrix, Inc. In 2005, the Company agreed to purchase from Affymetrix a minimum of $9,500 in products and services in addition to its annual payment obligation of $500 plus applicable royalties, which are anticipated to begin in early 2005, in accordance with the terms of the agreement.

        In connection with the acquisition of the Horizon technologies, the Company contractually agreed to spend at least $8,500 over the first eighteen months to develop and commercialize the acquired technologies. As of December 31, 2004, the Company has recorded $2,183 in expenditures related to this commitment. In addition, subject to achieving certain performance milestones by the end of the first eighteen months and depending upon the level of spending in prior periods, the Company has agreed to spend an additional $6,000 over the subsequent twelve months.

        As of December 31, 2004, the Company was committed to spend approximately $6,526 to complete facility renovations and equipment purchases.

Litigation

        In 2005, the Company settled litigation between the Company and one of its senior-level employees and Covance Laboratories, Inc. (“Covance”) in connection with the employee’s non-competition and nondisclosure agreements with the employee’s former employer, Covance. The settlement agreement imposes no obligations on the Company.

The Company is not currently a party to any legal proceedings that would have a material adverse effect on the Company’s financial condition or results of operations.

Note 11 – 401(k) retirement plan

        During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, all employees 18 years of age or older are eligible, starting on the calendar quarter, to contribute up to 15% of their eligible compensation. Employee contributions are 100% vested. Prior to 2004, the Company was not required to and did not make any contributions to the 401(k) Plan. In 2004, the Company initiated a matching contribution in the amount of 25% of up to 3% of an employee’s eligible compensation, which for all new employees vests ratably over 3 years, and for all employees hired before January 1, 2004 is fully vested. These matching contributions amounted to $152 in 2004.

Note 12 – Segment Information

        From April 1, 2003 to December 31, 2004, the Company managed its business as two business segments: genomics and toxicogenomics services and preclinical contract research services. Prior to this date, the Company operated as one business segment, genomics and toxicogenomics services. Genomics and toxicogenomics services are based on the Company’s gene expression reference databases, the BioExpress System and ToxExpress System, for research related to drug discovery and optimization. Preclinical contract research services consists of services related to drug development including, primarily preclinical toxicity and pharmacology studies and related laboratory services and, to a lesser extent, Phase I clinical trial services.

        The following table presents the results of operations by segment used by management to evaluate performance. Genomics and toxicogenomics services segment operating loss consists of revenue for this segment less database production, research and development and purchased research and development expenses. Preclinical contract research services segment operating income (loss) consists of revenue for this segment less costs related to preclinical contract research services. Through 2004, the Company did not identify or allocate, nor did management evaluate, selling, general and administrative expenses and assets by business segment. Inter-segment transactions are eliminated in the determination of segment operating income (loss). Amortization and depreciation is allocated by business segment as identified below. The following table sets forth information on reportable segments for the years ended December 31:

	2004	2003	2002
Genomics and toxicogenomics services
Revenue	$52,171	$51,960	$54,848
Operating loss(1)	(3,638)	(198)	(5,460)

Preclinical contract research services
Revenue	$23,766	$17,559	–
Operating income (loss)(2)	(314)	2,160	$–

        A reconciliation of segment operating income (loss) to net loss before income tax expense for the years ended December 31 is as follows:

	2004	2003	2002
Segment operating income (loss)
Genomics and toxicogenomics services	$(3,638)	$(198)	$(5,460)
Preclinical contract research services	(314)	2,160	–

	(3,952)	1,962	(5,460)
Selling, general and administrative expenses	25,676	22,198	19,734
Interest (income), net	(1,395)	(1,652)	(3,139)
Other (income) expense	–	(327)	(250)
Write-down of equity investments	–	4,268	753

Net loss before income tax expense	$(28,233)	$(22,525)	$(22,558)

(1)  Includes an allocation of amortization and depreciation of $12,450, $13,724 and $12,643 for the years ended December 31, 2004, 2003 and 2002, respectively.
(2)  Includes an allocation of amortization and depreciation of $1,926 and $1,172 for the years ended December 31, 2004 and 2003, respectively.

        For 2004, 2003 and 2002, no customer accounted for 10% or more of the Company’s revenue. The following is a breakdown of the Company’s total revenue by geographic region:

	North America	Pacific Rim	Europe
December 31, 2004	54%	32%	14%
December 31, 2003	48%	34%	18%
December 31, 2002	46%	34%	20%

Note 13 – Stock-based compensation

        During 1997, the Company instituted a stock plan (the “Stock Plan”), which has been amended. The Stock Plan replaced a similar plan adopted in 1996. Under the Stock Plan, the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant options, award stock bonuses or provide opportunities to make direct purchases of restricted stock to employees, certain directors and consultants of the Company and related corporations. The Stock Plan currently authorizes the grant of options for up to 10,600,000 shares of Common Stock. In 2002, the Board of Directors amended the Stock Plan to eliminate future stock bonuses and grants of restricted stock. At December 31, 2004, there were 1,793,568 shares available for issuance under the Stock Plan.

        During 1997, the Company adopted a Directors’ stock plan (the “Directors’ Plan”) to provide for granting of options to purchase up to 575,000 shares of Common Stock to non-employee directors of the Company. At December 31, 2004, there were 147,500 shares available for issuance under the Directors’ Plan. Options are to be granted at the fair market value of the Common Stock at the grant date.

        The options, awards and opportunities to purchase stock under the Stock Plan and the Directors’ Plan expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years from such grant date.

        During 1997, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”), which currently covers an aggregate of 1,250,000 shares of Common Stock. The Purchase Plan allows employees to purchase shares of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the date an Offering began (or, if later, the date during the Offering when the employee was first eligible to participate). In 2002, the Board imposed a limit of 600 shares per purchaser per purchase date. At December 31, 2004, there were 510,792 shares available for issuance under the Purchase Plan. In 2005, the Purchase Plan has been suspended, as a result of our pending adoption of SFAS 123(R).

        The following is a summary of option activity for the years ended December 31, 2004, 2003 and 2002:

		Shares Subject to Outstanding Options
	Shares Available For Grant	Shares	Weighted Average Exercise Price
Balance at January 1, 2002	768,577	4,998,406	$22.23
Additional authorization	1,250,000	–	$–
Options granted	(496,600)	496,600	$13.95
Options exercised	–	(149,873)	$5.88
Options cancelled	2,705,297	(2,705,297)	$31.77

Balance at December 31, 2002	4,227,274	2,639,836	$11.83
Additional authorization	1,000,000	–	$–
Options granted	(2,826,864)	2,826,864	$6.62
Options exercised	–	(28,425)	$4.14
Options cancelled	521,457	(521,457)	$15.82

Balance at December 31, 2003	2,921,867	4,916,818	$8.46
Options granted	(1,928,623)	1,928,623	$3.92
Options exercised	–	(255,479)	$3.72
Options cancelled	947,824	(947,824)	$7.74

Balance at December 31, 2004	1,941,068	5,642,138	$7.03

        Options to purchase a total of 3,829,996, 3,988,802 and 2,092,207 at December 31, 2004, 2003 and 2002, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $1.67, $3.14 and $6.85, respectively.

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

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.15–$4.50	2,228,168	7.7 Years	$3.58	863,217	$3.28
$4.51–$6.00	1,165,027	6.7 Years	$5.19	833,503	$5.17
$6.01–$7.20	118,193	5.9 Years	$6.58	91,709	$6.57
$7.21–$62.88	2,130,750	7.5 Years	$11.68	2,041,567	$11.75

$0.15–$62.88	5,642,138	7.4 Years	$7.03	3,829,996	$8.28

Note 14 – Related party transactions

        In connection with the July 2001 formation of MetriGenix, entities that were then affiliated with two members of the Company’s Board of Directors purchased an aggregate of 73.3% of MetriGenix’s preferred stock and the Company entered into an agreement to provide certain administrative services and subleased space. Fees charged to MetriGenix for administrative services and subleased space totaled $678 and $793 for the years ended December 31, 2003 and 2002, respectively, which were accounted for as a reduction to operating expenses. In addition, certain executive officers and a director of the Company purchased restricted shares of common stock of MetriGenix and the Company issued promissory notes to four of these executive officers representing loans issued to them to fund payment for the shares. In 2003, all loans were satisfied in accordance with their terms. In November 2003, MetriGenix, which has since been dissolved, sold substantially all of its assets (see Note 5).

        During 2004, the Company did not enter into any related party transactions.

Note 15 – Quarterly results of operations (unaudited)

        The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	March 31	June 30	September 30	December 31
2004
Revenue	$20,221	$18,622	$17,030	$20,068
Net loss	$(5,510)	$(4,392)	$(14,609)	$(4,009)

Basic and diluted net loss per share	$(0.18)	$(0.14)	$(0.46)	$(0.13)

2003
Revenue	$12,724	$19,432	$17,710	$19,653
Net loss	$(5,801)	$(3,970)	$(10,111)	$(4,889)

Basic and diluted net loss per share	$(0.21)	$(0.13)	$(0.33)	$(0.16)

Gene Logic Inc.

Schedule II – Valuation and Qualifying Accounts
December 31, 2004, 2003 and 2002
(in thousands)

Reserve for Tissue samples:

	Balance at Beginning of Year	New Reserves	Balance at End of Year
December 31, 2004	$994	$495	$1,489
December 31, 2003	580	414	994
December 31, 2002	234	346	580

Allowance for Doubtful Accounts:

	Balance at Beginning of Year	New Reserves	Reserves Due to Acquisition (1)	Accounts Written-Off	Adjustment to Reserves	Balance at End of Year
December 31, 2004	$57	$379	$–	$–	$–	$436
December 31, 2003	–	28	449	(334)	(86)	57
December 31, 2002	–	–	–	–	–	–

Notes:

(1) Reserve recorded in connection with the acquisition of TherImmune Research Corporation.