Form 10-Q
period 2005-03-31
GENE LOGIC INC
filed 2005-05-10
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _______________ to _______________

Commission File Number: 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,739,454 as of April 30, 2005.

GENE LOGIC INC.

2.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,695	$53,237
Marketable securities available-for-sale	33,062	49,678
Accounts receivable, net of allowance of $200 and $436 as of March 31, 2005 and
December 31, 2004, respectively	3,598	4,953
Unbilled services	6,614	6,406
Inventory, net	3,346	1,683
Prepaid expenses	2,505	2,210
Other current assets	1,575	2,185

Total current assets	115,395	120,352
Property and equipment, net	27,141	23,034
Long-term investments	4,239	4,239
Goodwill	45,707	45,707
Intangibles, net	12,039	13,695
Other assets	62	54

Total assets	$204,583	$207,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,404	$5,256
Accrued compensation and employee benefits	5,193	3,990
Other accrued expenses	3,770	4,629
Current portion of capital lease obligations	139	136
Current portion of long-term debt	495	494
Current potion of acquired technologies payable	3,382	--
Deferred revenue	11,410	9,788

Total current liabilities	29,793	24,293
Deferred revenue	2,964	3,595
Capital lease obligations, net of current portion	169	204
Long-term debt, net of current portion	162	174
Acquired technologies payable	--	3,347
Other noncurrent liabilities	2,566	2,640

Total liabilities	35,654	34,253

Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of March 31, 2005 and December 31, 2004	--	--
Common stock, $.01 par value; 60,000,000 shares authorized; 31,739,454 and 31,654,413 shares
issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	318	317
Additional paid-in-capital	385,498	385,313
Accumulated other comprehensive loss	(120)	(136)
Accumulated deficit	(216,767)	(212,666)

Total stockholders' equity	168,929	172,828

Total liabilities and stockholders' equity	$204,583	$207,081

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Revenue:
Genomics and toxicogenomics services	$13,239	$13,810
Preclinical contract research services	6,434	6,411
Drug repositioning and selection services	67	--

Total revenue	19,740	20,221
Expenses:
Cost of preclinical contract research services	7,190	6,490
Database production	8,182	12,231
Research and development	1,461	362
Selling, general and administrative	7,533	6,347

Total expenses	24,366	25,430

Loss from operations	(4,626)	(5,209)
Interest (income), net	(500)	(311)
Other (income) expense	(25)	--

Net loss before income tax expense	(4,101)	(4,898)
Income tax expense	--	612

Net loss	$(4,101)	$(5,510)

Basic and diluted net loss per share	$(0.13)	$(0.18)

Shares used in computing basic and diluted
net loss per share	31,708	31,268

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	March 31

	2005	2004

Cash flows from operating activities:
Net loss	$(4,101)	$(5,510)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,914	4,478
Loss on abandonment of patents	--	101
Loss on disposal of property and equipment	--	7
Accrued interest relating to acquired technologies payable	35	--
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	1,147	1,751
Inventory	(1,663)	693
Prepaids and other assets	307	(72)
Accounts payable	148	(1,935)
Accrued expenses and other noncurrent liabilities	270	1,319
Deferred revenue	991	(1,197)

Net cash flows from operating activities	1,048	(365)

Cash flows from investing activities:
Purchases of property and equipment	(5,615)	(781)
Purchases of licenses and patent costs	(190)	(101)
Software development costs	(406)	(951)
Database upgrade costs	(154)	--
Purchase of marketable securities available-for-sale	--	(28,982)
Proceeds from sale and maturity of marketable securities available-for-sale	16,632	34,950

Net cash flows from investing activities	10,267	4,135

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	186	1,218
Repayments of capital lease obligations and equipment loans	(43)	(40)

Net cash flows from financing activities	143	1,178

Net increase in cash and cash equivalents	11,458	4,948

Cash and cash equivalents, beginning of period	53,237	48,718

Cash and cash equivalents, end of period	$64,695	$53,666

Supplemental disclosure:
Taxes paid	$--	$569

Interest paid	$10	$13

See accompanying notes.

5.

Gene Logic Inc.

Notes to Consolidated Financial Statements
March 31, 2005
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (our United Kingdom subsidiary) and Gene Logic K.K. (our Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides drug discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities. From April 1, 2003 to December 31, 2004, the Company’s services were organized into two business segments: genomics and toxicogenomics services and preclinical contract research services. Beginning in 2005, the Company added a third business segment: drug repositioning and selection services. The genomics and toxicogenomics services business consists of proprietary gene expression and toxicogenomics databases, software tools, various toxicogenomics reports and data generation and professional services for use in discovering and prioritizing drug targets, identifying biomarkers, and predicting toxicity and providing insights into efficacy of specific compounds for customers. The preclinical contract research services business consists of in-vivo animal testing research studies and related laboratory services used to assess the safety and pharmacologic effects of compounds for customers. The drug repositioning and selection services business, which resulted from the acquisition of certain technologies in 2004 (the “Horizon technologies”), continues to be developed and consists of services to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized compounds; (ii) expanding indications for currently marketed drugs; and, (iii) prioritizing and identifying indications for compounds entering preclinical development.

The combination of the Company’s genomics and toxicogenomics services and preclinical contract research services may sometimes be referred to as its “historical business”.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of March 31, 2005, consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements and segment information to conform to the current period presentation.

6.

Inventory

Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method and cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. The following table sets forth information on the composition of the Company’s inventory as of the indicated periods:

	March 31, 2005	December 31, 2004

Microarrays	$1,842	$501
Laboratory reagents	489	306
Tissue samples	2,601	2,365

	4,932	3,172
Less: tissue sample reserves	(1,586)	(1,489)

Inventory, net	$3,346	$1,683

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. During the three months ended March 31, 2005, foreign currency gains totaled $25.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $4,085 and $5,471 for the three months ended March 31, 2005 and 2004, respectively.

Stock-Based Compensation Plans

At March 31, 2005, the Company has three stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s Stock Plan and Directors’ Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date. Common stock issued under the ESPP is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering, as defined under the plan (or, if later, the date during the offering when the employee was first eligible to participate). In 2005, the ESPP was suspended after the January 31, 2005 purchase, as a result of the Company’s pending adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”.

7.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended March 31:

	2005	2004

Net loss, as reported	$(4,101)	$(5,510)
Add: Stock-based employee compensation expense included
in reported net loss	--	--
Deduct: Stock-based employee compensation expense determined
under fair value-based method for all awards	(615)	(663)

Pro forma net loss	$(4,716)	$(6,173)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.18)
Pro forma	$(0.15)	$(0.20)

New Accounting Pronouncements

In 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” (SFAS 123(R)) and in 2005, the SEC approved a new rule that will require an adoption date of January 1, 2006 for the Company. The new statement will require all share-based payments to employees to be recognized in the financial statements based on their fair values. Currently, the Company accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the Company complies with the stock-based employee compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

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

  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified-prospective method and while the Company has not estimated the financial statement impact of adoption as the Company has not yet completed its evaluation, the impact is expected to be significant.

Note 2 — Segment information

Beginning in 2005, the Company’s operations are organized into three business segments: genomics and toxicogenomics services, preclinical contract research services and drug repositioning and selection services, which are more fully described in Note 1. From April 1, 2003 to December 31, 2004, the Company operated as two business segments: genomics and toxicogenomics services and preclinical contract research services. The prior period’s segment information has been restated to conform to the current period presentation.

The following table presents revenue and operating income (loss) for each of these segments. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded interest (income) expense and income tax expense and could also exclude certain unusual or corporate-related costs in the future. In addition, while the Company’s Consolidated Statements of Operations include adjustments to reflect the elimination of inter-segment transactions, individual segments may include these types of transactions. Management does not believe these transactions are material and believes that their inclusion would not impact either management’s or shareholders’ understanding of the operations of the segments. For purpose of clarity, revenue is reported net of inter-segment transactions. The Company does not identify or allocate, nor does management evaluate, assets by segment. Amortization and depreciation is allocated by segment as shown below.

8.

The following table sets forth information on reportable segments for the three months ended March 31:

	2005	2004

Genomics and Toxicogenomics Services
Revenue	$13,239	$13,810
Operating income (loss) (1)	833	(2,666)
Preclinical Contract Research Services
Revenue	$6,434	$6,411
Operating income (loss) (2)	(3,002)	(2,543)
Drug Repositioning and Selection Services
Revenue	$67	$--
Operating income (loss) (3)	(2,457)	--

(1)	Includes amortization and depreciation expense of $2,809 and $3,592 for the three months ended March 31, 2005 and 2004, respectively.

(2)	Includes amortization and depreciation expense of $987 and $886 for the three months ended March 31, 2005 and 2004, respectively.

(3)	Includes amortization and depreciation expense of $118 for the three months ended March 31, 2005.

A reconciliation of segment operating income (loss) to net loss before income tax expense for the three months ended March 31 is as follows:

	2005	2004

Segment Operating Income (Loss)
Genomics and toxicogenomics services	$833	$(2,666)
Preclinical contract research services	(3,002)	(2,543)
Drug repositioning and selection services	(2,457)	--

	(4,626)	(5,209)
Interest (income), net	(500)	(311)
Other (income) expense	(25)	--

Net loss before income tax expense	$(4,101)	$(4,898)

During the three months ended March 31, 2005, Takeda, a Japanese pharmaceutical company, accounted for greater than 10% of the Company’s total revenue and such revenue is included in the genomics and toxicogenomics services business segment. During the three months ended March 31, 2004, no customer accounted for 10% or more of the Company’s total revenue. The following table sets forth information on the composition of the Company’s total revenue by geographic region:

	Geographic Region

	North America	Europe	Pacific Rim
For the three months ended:
March 31, 2005	54%	11%	35%
March 31, 2004	52%	16%	32%

9.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 under the section entitled “Risks Related to Our Business and Industry”. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Gene Logic,” “Gene Logic Laboratories Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. GeneExpress®, BioExpress®, ToxExpress® and ASCENTA® are registered trademarks of Gene Logic. Genesis Enterprise System™ and ToxShield ™ are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

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

We expect that a large percentage of our genomics and toxicogenomics services revenue will continue to be derived from subscription agreements. Typically, our customers enter into multi-year subscription agreements for our larger databases, and annual or multi-year subscription agreements for certain of our smaller databases, to obtain non-exclusive access to all or parts of our BioExpress System and/or ToxExpress System databases. These subscription agreements may be for a full database or a portion of a database tailored to a customer’s needs and most relevant to their drug development strategy. Some of our subscription agreements contain periodic update requirements that, if not met, could result in a reduction in license fees or possible breach of the respective agreement. Certain customers also have an option, for additional consideration, upon expiration of their subscription, to elect to retain and use certain information, but without any right to further updates or services.

Pricing for these subscriptions is generally dependent upon such issues as the database solution being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party. In addition, certain subscription agreements include a right of early termination, which in some instances is subject to conditions, by a customer without penalty on a specified date prior to the normal expiration of the term. Contracts with our customers, other than our Japanese customers, are dollar-denominated. Contracts with our Japanese customers, beginning in 2005, are payable in Japanese Yen and may be subject to fluctuations due to changes in currency exchange rates.

We also derive a smaller, but growing, percentage of our revenue from sales of various toxicogenomics reports and data generation and professional services. The scope of services provided is based on the customer’s needs; pricing for these services is generally dependent upon such issues as the number of samples or compounds analyzed, the type of analysis performed, the starting material provided by the customer, the type of GeneChip microarray used for the services and requirements for customization. Generally, contracts for services may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

10.

Our preclinical contract research services revenue is primarily derived from fixed price contracts. In addition, we derive revenue from cost plus contracts, most of which are with U.S. Government entities. Under fixed price contracts, we bear the cost of overruns, but we benefit if the costs are lower than anticipated. Cost plus contracts contain a budget for the study based on labor and other cost estimates. We are reimbursed for our costs within specified limits, subject to periodic audit, and receive a fixed fee. If our costs are lower than anticipated, the savings are realized by our customers. If our costs are higher than estimated, we are required to work only up to the maximum contract value. Our costs are subject to audit by the U.S. Government and if such costs are reduced upon audit, we may have to refund amounts paid to us. Contracts may range in duration from a few weeks to several years. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of milestones over the study’s duration. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Most of our preclinical contract research services contracts may be terminated by the customer at any time, subject to payment to us of any direct costs plus applicable indirect costs incurred prior to termination, plus direct and indirect costs incurred to terminate a study and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

Prior to 2005, we did not derive any revenue from our new drug repositioning and selection services, which are currently under further development.

We have incurred operating losses in each year since our inception, including losses of $28.5 million in 2004, $24.8 million in 2003 and $24.1 million in 2002. At March 31, 2005, we had an accumulated deficit of $216.8 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of our genomics and toxicogenomics services. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Total Revenue. Total revenue decreased $0.5 million, or 2%, to $19.7 million for the three months ended March 31, 2005 from $20.2 million for the same period in 2004. During the three months ended March 31, 2005, Takeda, a Japanese pharmaceutical company, accounted for greater than 10% of our revenue and such revenue is included in the genomics and toxicogenomics services business segment. During the three months ended March 31, 2004, no customer accounted for 10% or more of our revenue. Four customers accounted for approximately 31% of our total revenue for the three months ended March 31, 2005. During the three months ended March 31, 2005 and 2004, 35% and 32% of our revenue, respectively, was from customers in the Pacific Rim, and 11% and 16% of our revenue, respectively, was from customers in Europe.

Genomics and Toxicogenomics Services Revenue. Revenue from our genomics and toxicogenomics services, which consisted primarily of fees from subscription agreements to our BioExpress System and ToxExpress System databases, was $13.2 million for the three months ended March 31, 2005, a decrease of $0.6 million, or 4%, from $13.8 million for the same period in 2004. The decrease represents reduced revenue of $1.2 million in subscription fees from agreements that expired in 2004 and of $0.8 million from the extensions of certain agreements at reduced service levels. These decreases were partially offset by $0.8 million in fees for subscriptions from new customers and expanded agreements with existing customers and $0.8 million from a one-time purchase of data in the three months ended March 31, 2005. In 2005, subscription agreements for our BioExpress System and ToxExpress System databases with ten customers will be subject to agreement extension discussions. These customers accounted for 31% of our total 2004 revenue and 46% of our 2004 genomics and toxicogenomics revenue. Since the beginning of 2005, we have renegotiated three of these agreements, of which two will result in lower future revenue than under the prior agreements and, in the case of one agreement, included a one-time purchase of data during the three months ended March 31, 2005. Negotiations are either under way or will commence during the year for the remaining seven agreements. There is no assurance that we will extend these remaining subscription agreements or that such extended subscription agreements will be on terms comparable to the existing subscription agreements. For 2005, we expect modest revenue growth in our genomics and toxicogenomics services.

Preclinical Contract Research Services Revenue. Revenue from our preclinical contract research services, which consisted of fees from preclinical safety and pharmacology studies and related laboratory services, was flat at $6.4 million for the three months ended March 31, 2005 and 2004. We expect flat to reduced revenue for the first half of 2005, followed by improvement for the second half of 2005, as we begin to realize the impact of ongoing facilities renovations and increased capacity.

Cost of Preclinical Contract Research Services Revenue. Cost of preclinical contract research services revenue, which consisted of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $7.2 million for the three months ended March 31, 2005 from $6.5 million for the same period in 2004. The increase reflects $0.4 million in costs incurred to perform a study that was unsatisfactory and resulted in no revenue to us, and higher employee and facility costs associated with our capacity expansion anticipated for the second half of 2005. As a

11.

result, our gross margins decreased to a negative 12% for the three months ended March 31, 2005 from negative 1% in the same period in 2004. We expect negative gross margins to continue for the first half of 2005, and expect gradual improvements throughout the second half of 2005, resulting from anticipated operational efficiencies and increasing revenue from our expanded capacity.

Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress System and ToxExpress System databases, decreased to $8.2 million for the three months ended March 31, 2005 from $12.2 million for the same period in 2004. The decrease consisted primarily of a $2.5 million reduction in database content generation expenses, including lower costs for acquiring tissues and certain agreements with third parties, a decrease of $0.9 million in depreciation and amortization expense and a $0.4 million reduction in employee costs. For 2005, we expect database production expenses to decrease modestly, reflecting our continuing efforts to reduce the costs of adding content.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with our ongoing development of our drug repositioning and selection technologies, increased to $1.5 million for the three months ended March 31, 2005 from $0.4 million for the same period in 2004. The increase was primarily a result of development efforts relating to our drug repositioning and selection technologies, which began in mid-2004. For 2005, we expect research and development expenses to increase significantly as we continue to develop our drug repositioning and selection technologies (see “Liquidity and Capital Resources”).

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $7.5 million for the three months ended March 31, 2005 from $6.3 million for the same period in 2004. The increase consisted primarily of a $1.2 million increase in employee incentive compensation costs and an increase in the number of our employees. For 2005, we expect selling, general and administrative expenses to increase due to increases in employee costs and expenses related to efforts to commercialize our drug repositioning and selection services.

Net Interest Income. Net interest income increased to $0.5 million for the three months ended March 31, 2005 from $0.3 million for the same period in 2004, due primarily to an increase in our rates of return.

Income Tax Expense. Income tax expense, which historically consisted of a 10% withholding tax on certain payments by our Japanese customers, did not occur for the three months ended March 31, 2005 compared to $0.6 million for the same period in 2004, reflecting the impact of the elimination of the withholding tax effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan.

Liquidity and Capital Resources

From inception through March 31, 2005, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of March 31, 2005, we had approximately $97.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $102.9 million as of December 31, 2004.

Net cash provided by operating activities increased to $1.0 million for the three months ended March 31, 2005 from a negative $0.4 million for the same period in 2004, primarily due to an improvement in operations.

During the three months ended March 31, 2005 and 2004, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development costs. Capital expenditures for the three months ended March 31, 2005 and 2004 amounted to $5.6 million and $0.8 million, respectively. The increase in capital expenditures was primarily due to costs to increase our preclinical contract research capacity and to renovate our database production facility. For the remainder of 2005, we expect to incur capital expenditures of approximately $10 million (including $3.9 million committed at March 31, 2005), due to additional facility build-out requirements and equipment purchases.

We have capitalized software development costs of $0.4 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. These costs relate to ongoing efforts to enhance the software platform of our BioExpress System and ToxExpress System databases. The decrease in software development costs was primarily due to a reduction in our software development workforce. Software development costs are being amortized over their expected useful life of three years. Software development costs are expected to continue in 2005, but at a reduced rate, as a result of ongoing efforts to further enhance the software platform of our BioExpress System and ToxExpress System databases. In addition, in 2005 we expect to incur approximately $5.5 million of database upgrade costs, as we enhance the content of our BioExpress System database using the latest commercially available microarray platform from Affymetrix. Database upgrade costs have been and will continue to be amortized over their estimated useful life of two years.

Our financing activities, other than the repayment of capital lease obligations and an equipment loan, primarily consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan.

12.

In July 2004, we purchased certain technologies (the “Horizon technologies”) and hired an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”). We contractually agreed to spend at least $8.5 million over the first eighteen months following the purchase to develop and commercialize the Horizon technologies; however, we currently expect to invest substantially more. Since the purchase of the Horizon technologies, we have recorded $4.5 million in expenditures related to this commitment. In addition, subject to achieving certain performance milestones by the end of the first eighteen months and depending upon the level of spending in prior periods, we may be required contractually to invest up to an additional $6.0 million over the subsequent twelve months. As part of the consideration, we agreed to pay $3.5 million in cash or stock, at our election, to Millennium in the first quarter of 2006.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of the agreement, we pay Affymetrix annual subscription fees for access to their microarrays and a license to use their technology. We purchase microarrays and related instrumentation and software and beginning in 2005 pay royalties based on a percentage of revenue from subscriptions agreements to our BioExpress System and ToxExpress System databases. For 2005, we agreed to purchase a minimum of $9.5 million in products and services from Affymetrix. As of March 31, 2005, we have purchased $2.2 million in products and services related to this commitment.

The following table sets forth information as to minimum payments we anticipate regarding specific future financial commitments:

	Total	Within 9 Months	2006 & 2007	2008 & 2009	Beyond 2009

Capital lease obligations	$308	$103	$205	$--	$--
Long-term debt	657	483	96	78	--
Facility renovations and
equipment purchases	3,916	3,916	--	--	--
Technology program funding commitment	4,034	4,034	--	--	--
Acquired technologies payable	3,500	--	3,500	--	--
Payment obligations to Affymetrix	7,752	7,752	--	--	--
Operating leases	30,881	4,530	12,285	8,189	5,877

Total	$51,048	$20,818	$16,086	$8,267	$5,877

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Related to Our Business and Industry” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition

Genomics and Toxicogenomics Services Revenue. Genomics and toxicogenomics services revenue consists primarily of fees earned under subscription agreements for all or parts of our gene expression reference databases, the BioExpress System and ToxExpress System. In addition, we derive a smaller, but growing, percentage of revenue from providing other services, including various toxicogenomics reports and data generation and professional services. Each of the subscription agreements for our BioExpress System and ToxExpress System customers is typically for a specific multi-year term. Revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the BioExpress System and/or ToxExpress System databases. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from other services is recognized when the reports and/or data have been delivered or when the services have been performed.

13.

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

Revenue recognized for any multiple element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element. If we are unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized ratably over the longest performance period of the elements.

Our revenue recognition policy is significant because revenue is a key component of our results of operations. Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

Goodwill and Intangible Assets Impairment

In 2003, we recorded goodwill of $43.0 million as a result of the acquisition of TherImmune. In addition, we’ve previously recorded goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of whether or not these other intangible assets are impaired involves significant judgment, including the following: (i) our licenses and internally developed intellectual property may not provide valid and economical competitive advantage; and (ii) services may become obsolete before we recover the costs incurred in connection with their development.

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

14.

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

Recently Issued Accounting Pronouncements

In 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (SFAS 123(R)) and in 2005, the SEC approved a new rule that will require us to adopt the statement on January 1, 2006. The new statement will require all share-based payments to employees to be recognized in the financial statements based on their fair values. Currently, we account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we comply with the stock-based employee compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

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

We plan to adopt SFAS 123(R) using the modified-prospective method and while we have not estimated the financial statement impact of adoption as we have not yet completed our evaluation, the impact is expected to be significant.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2005, we had cash and cash equivalents of approximately $64.7 million and marketable securities available-for-sale of an additional $33.1 million. We invest our excess cash primarily in money market funds, obligations of the United States government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at March 31, 2005, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.2 million for the three months ended March 31, 2005. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

As a result of changing our distribution arrangements in Japan, beginning in 2005 we are subject to risk from changes in foreign exchange rates relating to revenue from our subscription agreements with our Japanese customers, as payments will be made in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. Revenue derived from the Pacific Rim as a percentage of total revenue was 35% for the three months ended March 31, 2005 and was primarily derived from our customers in Japan. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately $0.5 million for the three months ended March 31, 2005. There can be no assurance that losses related to this currency risk will not occur.

15.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO, have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Gene Logic is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

During the three months ended March 31, 2005, the Company filed the following reports:

  The Current Report on Form 8-K, filed on February 4, 2005, with respect to the FDA warning letter received by the Company on February 1, 2005.

  The Current Report on Form 8-K, filed on February 18, 2005, with respect to the Company’s financial results for the three and twelve months ended December 31, 2004.

  The Current Report on Form 8-K/A, filed on February 23, 2005, with respect to the Company’s approval of certain increases in compensation for non-employee Directors and a non-executive Chairman position.

  The Current Report on Form 8-K, filed on February 24, 2005, with respect to the Company’s approval of a cash incentive compensation plan, pursuant to which participating executive officers of the Company will be eligible to earn incentive compensation based on 2005 Company and individual performance.

  The Current Report on Form 8-K, filed on March 10, 2005, with respect to the Company entering into an employment agreement with V.W. Brinkerhoff, III, to serve as a Senior Vice President of the Company and General Manager, Gene Logic Laboratories Inc.

17.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	May 10, 2005	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

18.