Form 10-Q
period 2005-06-30
GENE LOGIC INC
filed 2005-08-08
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended June 30, 2005

OR

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _______________ to _______________

Commission File Number: 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,752,629 as of July 31, 2005.

GENE LOGIC INC.

2.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,981	$53,237
Marketable securities available-for-sale	29,002	49,678
Accounts receivable, net of allowance of $190 and $436 as of June 30, 2005 and
December 31, 2004, respectively	7,828	4,953
Unbilled services	6,214	6,406
Inventory, net	2,975	1,683
Prepaid expenses	2,439	2,210
Other current assets	1,576	2,185

Total current assets	119,015	120,352
Property and equipment, net	29,722	23,034
Long-term investments	4,239	4,239
Goodwill	45,707	45,707
Intangibles, net	11,333	13,695
Other assets	54	54

Total assets	$210,070	$207,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,500	$5,256
Accrued compensation and employee benefits	6,152	3,990
Other accrued expenses	5,095	4,629
Current portion of capital lease obligations	142	136
Current portion of long-term debt	495	494
Current portion of acquired technologies payable	3,419	--
Deferred revenue	16,623	9,788

Total current liabilities	35,426	24,293
Deferred revenue	4,350	3,595
Capital lease obligations, net of current portion	132	204
Long-term debt, net of current portion	151	174
Acquired technologies payable	--	3,347
Other noncurrent liabilities	3,633	2,640

Total liabilities	43,692	34,253

Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of June 30, 2005 and December 31, 2004	--	--
Common stock, $.01 par value; 60,000,000 shares authorized; 31,749,453 and 31,654,413 shares
issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	318	317
Additional paid-in-capital	385,499	385,313
Accumulated other comprehensive loss	(62)	(136)
Accumulated deficit	(219,377)	(212,666)

Total stockholders' equity	166,378	172,828

Total liabilities and stockholders' equity	$210,070	$207,081

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenue:
Genomics and toxicogenomics services	$14,166	$12,663	$27,405	$26,473
Nonclinical contract research services	5,820	5,959	12,254	12,370
Drug repositioning and selection services	147	--	214	--

Total revenue	20,133	18,622	39,873	38,843
Expenses:
Cost of nonclinical contract research services	6,618	6,115	13,808	12,605
Database production	8,021	10,498	16,203	22,609
Research and development	1,380	357	2,841	719
Selling, general and administrative	7,743	5,863	15,276	12,329

Total expenses	23,762	22,833	48,128	48,262

Loss from operations	(3,629)	(4,211)	(8,255)	(9,419)
Interest (income), net	(617)	(308)	(1,117)	(618)
Other (income) expense	(402)	--	(427)	--

Net loss before income tax expense	(2,610)	(3,903)	(6,711)	(8,801)
Income tax expense	--	489	--	1,101

Net loss	$(2,610)	$(4,392)	$(6,711)	$(9,902)

Basic and diluted net loss per share	$(0.08)	$(0.14)	$(0.21)	$(0.32)

Shares used in computing basic and diluted
net loss per share	31,742	31,449	31,725	31,358

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(6,711)	$(9,902)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	7,443	8,897
Loss on abandonment of patents	18	141
Loss on disposal of property and equipment	50	9
Accrued interest relating to acquired technologies payable	72	--
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(2,683)	(5,381)
Inventory	(1,292)	1,972
Prepaids and other assets	380	(215)
Accounts payable	(1,756)	(625)
Accrued expenses and other noncurrent liabilities	3,621	1,088
Deferred revenue	7,590	(3,076)

Net cash flows from operating activities	6,732	(7,092)

Cash flows from investing activities:
Purchases of property and equipment	(9,992)	(2,296)
Purchases of licenses and patent costs	(236)	(200)
Software development costs	(889)	(1,844)
Database upgrade costs	(720)	(247)
Purchase of marketable securities available-for-sale	(5,944)	(42,086)
Proceeds from sale and maturity of marketable securities available-for-sale	26,694	44,939

Net cash flows from investing activities	8,913	(1,734)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	187	1,219
Repayments of capital lease obligations and equipment loan	(88)	(81)

Net cash flows from financing activities	99	1,138

Net increase (decrease) in cash and cash equivalents	15,744	(7,688)

Cash and cash equivalents, beginning of period	53,237	48,718

Cash and cash equivalents, end of period	$68,981	$41,030

Supplemental disclosure:
Taxes paid	$--	$569

Interest paid	$19	$26

See accompanying notes.

5.

GENE LOGIC INC.

Notes to Consolidated Financial Statements
June 30, 2005
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides drug discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities, to assist in the development of therapeutic compounds in a more timely, efficient and cost-effective manner. From April 1, 2003 to December 31, 2004, the Company’s services were organized into two business segments: genomics and toxicogenomics services and preclinical contract research services (recently renamed nonclinical contract research services). Beginning in 2005, the Company added a third business segment: drug repositioning and selection services. The genomics and toxicogenomics services business consists of proprietary reference gene expression and toxicogenomics databases, software tools, various toxicogenomics reports, data generation and other professional services and smaller solutions. These services are designed to help customers discover and prioritize drug targets, identify biomarkers and predict toxicity and provide insights into efficacy of specific compounds. The nonclinical contract research services business consists of in vivo testing research studies and related laboratory services to help customers assess the safety and pharmacologic effects of candidate compounds with the intention of gaining regulatory approval to proceed with human trials on prioritized compounds. The drug repositioning and selection services business, which resulted from the acquisition of certain technologies in 2004 that continue to be developed, consists of services to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized compounds; (ii) expanding indications for currently marketed drugs; and (iii) prioritizing and identifying indications for compounds entering preclinical development.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of June 30, 2005, consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 and the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

	June 30, 2005	December 31, 2004

Microarrays	$1,371	$501
Laboratory reagents	576	306
Tissue samples	2,617	2,365

	4,564	3,172

Less: tissue sample reserves	(1,589)	(1,489)

Inventory, net	$2,975	$1,683

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. During the three and six months ended June 30, 2005, foreign currency gains totaled $402 and $427, respectively.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $2,552 and $4,620 for the three months ended June 30, 2005 and 2004, respectively, and $6,637 and $10,091 for the six months ended June 30, 2005 and 2004, respectively.

Stock-Based Compensation Plans

At June 30, 2005, the Company has three stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s Stock Plan and Directors’ Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date. Common stock issued under the ESPP is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering, as defined under the plan (or, if later, the date during the offering when the employee was first eligible to participate). In 2005, the ESPP was suspended after the January 31, 2005 purchase, as a result of the Company’s pending adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”.

7.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,610)	$(4,392)	$(6,711)	$(9,902)
Add: Stock-based employee compensation expense included
in reported net loss	--	--	--	--
Deduct: Stock-based employee compensation expense determined
under fair value-based method for all awards	(530)	(487)	(1,145)	(1,150)

Pro forma net loss	$(3,140)	$(4,879)	$(7,856)	$(11,052)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.14)	$(0.21)	$(0.32)
Pro forma	$(0.10)	$(0.16)	$(0.25)	$(0.35)

New Accounting Pronouncements

In 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and in 2005, the SEC approved a new rule that will require an adoption date of January 1, 2006 for the Company. The new statement will require all share-based payments to employees to be recognized in the financial statements based on their fair values. Currently, the Company accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the Company complies with the stock-based employee compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

SFAS 123(R) permits companies to adopt its requirements using one of two methods:

  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified-prospective method. While the Company has not estimated the financial statement impact of adoption as the Company has not yet completed its evaluation, the impact is expected to be significant.

Note 2 — Segment information

Beginning in 2005, the Company’s operations are organized into three business segments: genomics and toxicogenomics services, nonclinical contract research services and drug repositioning and selection services, all of which are more fully described in Note 1. From April 1, 2003 to December 31, 2004, the Company operated as two business segments: genomics and toxicogenomics services and preclinical contract research services (recently renamed nonclinical contract research services). The prior period’s segment information has been restated to conform to the current period presentation.

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

8.

The following table sets forth information on reportable segments for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Genomics and Toxicogenomics Services
Revenue	$14,166	$12,663	$27,405	$26,473
Operating income (loss)	1,669	(1,895)	2,504	(4,560)
Depreciation and amortization expense	2,601	3,453	5,410	7,045
Nonclinical Contract Research Services
Revenue	$5,820	$5,959	$12,254	$12,370
Operating income (loss)	(2,838)	(2,316)	(5,840)	(4,859)
Depreciation and amortization expense	782	966	1,769	1,852
Drug Repositioning and Selection Services
Revenue	$147	$--	$214	$--
Operating income (loss)	(2,460)	--	(4,919)	--
Depreciation and amortization expense	146	--	264	--

A reconciliation of segment operating income (loss) to net loss before income tax expense for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Segment Operating Income (Loss)
Genomics and toxicogenomics services	$1,669	$(1,895)	$2,504	$(4,560)
Nonclinical contract research services	(2,838)	(2,316)	(5,840)	(4,859)
Drug repositioning and selection services	(2,460)	--	(4,919)	--

	(3,629)	(4,211)	(8,255)	(9,419)
Interest (income), net	(617)	(308)	(1,117)	(618)
Other (income) expense	(402)	--	(427)	--

Net loss before income tax expense	$(2,610)	$(3,903)	$(6,711)	$(8,801)

During the three and six months ended June 30, 2005, one customer accounted for greater than 10% of the Company’s total revenue and such revenue is included in the genomics and toxicogenomics services business segment. During the three and six months ended June 30, 2004, no customer accounted for 10% or more of the Company’s total revenue. The following table sets forth information on the composition of the Company’s total revenue by geographic region:

	Geographic Region

	North America	Europe	Pacific Rim

For the three months ended:
June 30 , 2005	49%	27%	24%
June 30, 2004	53%	14%	33%
For the three months ended:
June 30 , 2005	51%	19%	30%
June 30, 2004	52%	16%	32%

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

Unless the context otherwise requires, references in this Form 10-Q to “Gene Logic,” “Gene Logic Laboratories Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. GeneExpress®, BioExpress®, ToxExpress® and ASCENTA® are registered trademarks of Gene Logic. Genesis Enterprise System™, ToxShield™ and SCIANTIS™ are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

Overview

We provide drug discovery and development services to the pharmaceutical and biotechnology industries, for use throughout the drug development process. Our goal is to assist in the development of therapeutic compounds in a more timely, efficient and cost-effective manner.

Our solutions consist of:

  Genomics and Toxicogenomics Services: we help customers to discover and prioritize drug targets, identify biomarkers and predict toxicity and provide insights into efficacy of specific compounds through the use of proprietary reference gene expression and toxicogenomics databases, software tools, various toxicogenomics reports, data generation and other professional services and smaller solutions.

  Nonclinical Contract Research Services: we enable customers to assess the safety and pharmacologic effects of candidate compounds with the intention of gaining regulatory approval to proceed with human trials on prioritized compounds, through the use of in vivo testing research studies and related laboratory services.

  Drug Repositioning and Selection Services: we can assist customers in (i) identifying alternative indications for customers’ failed, stalled or deprioritized compounds; (ii) expanding indications for customers’ currently marketed drugs; and (iii) prioritizing and identifying indications for customers’ compounds entering preclinical development.

Although we expect that a large percentage of our genomics and toxicogenomics services revenue will continue to be derived from subscription agreements with pharmaceutical and biotechnology companies for all or parts of our BioExpress System and/or ToxExpress System databases, we have initiated a strategy to increase revenue beyond multi-year subscriptions to our larger databases by broadening our portfolio of genomics and toxicogenomics-derived services and expanding our potential customer base. As a result, we derive a small, but growing, percentage of our revenue from providing other services, including various toxicogenomics reports, data generation and other professional services and subscriptions to smaller solutions, such as our ASCENTA System and SCIANTIS System. We have also granted to some customers perpetual licenses to certain data from our BioExpress System and ToxExpress System databases for a fixed fee.

Typically, our customers enter into multi-year agreements for non-exclusive access to our larger databases and annual or multi-year agreements for our smaller databases/solutions. Some of our subscription agreements contain periodic update requirements that, if not met, could result in a reduction in license fees or possible breach of the respective agreement. Certain customers also have an option, for additional consideration, upon expiration of their subscription, to elect to retain and use certain data.

Pricing for subscriptions is generally dependent upon such issues as the solution being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party. In addition, certain subscription agreements include a right of early termination, which in some instances is subject to conditions, by a customer without penalty, on a specified date prior to the normal expiration of the term. Contracts with our customers, other than our Japanese customers, are dollar-denominated. Contracts with our Japanese customers, beginning in 2005, are now denominated in Japanese Yen and may be subject to fluctuations due to changes in currency exchange rates.

10.

For our various toxicogenomics reports and data generation and other professional services, the scope of services provided is based on the customer’s needs. Pricing for these services is generally dependent upon such issues as the number of samples or compounds analyzed, the type of analysis performed, the starting material provided by the customer, the type and source of GeneChip microarray used for the services and requirements for customization. Generally, contracts for such services may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

Our nonclinical contract research services revenue is primarily derived from fixed price contracts. In addition, we derive revenue from cost plus contracts, most of which are with U.S. Government entities. Under fixed price contracts, we bear the cost of overruns, but we benefit if the costs are lower than anticipated. Cost plus contracts contain a budget for the study based on labor and other cost estimates. We are reimbursed for our costs within specified limits, subject to periodic audit, and receive a fixed fee. If our costs are lower than anticipated, the savings are realized by our customers. If our costs are higher than estimated, we are required to work only up to the maximum contract value. Our costs are subject to audit by the U.S. Government and if such costs are reduced upon audit, we may have to refund amounts paid to us. Contracts may range in duration from a few weeks to several years. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of milestones over the study’s duration. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Most of our nonclinical contract research services contracts may be terminated by the customer at any time, subject to payment to us of any direct costs plus applicable indirect costs incurred prior to termination, plus direct and indirect costs incurred to terminate a study and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

Prior to 2005, we did not derive any revenue from our new drug repositioning and selection services, which are currently under further development.

We have incurred operating losses in each year since our inception, including losses of $28.5 million in 2004, $24.8 million in 2003 and $24.1 million in 2002. At June 30, 2005, we had an accumulated deficit of $219.4 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of our genomics and toxicogenomics services. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Total Revenue. Total revenue increased $1.5 million, or 8%, to $20.1 million for the three months ended June 30, 2005 from $18.6 million for the same period in 2004. During the three months ended June 30, 2005, one customer accounted for greater than 10% of our total revenue and such revenue is included in the genomics and toxicogenomics services business segment. During the three months ended June 30, 2004, no customer accounted for greater than 10% of our total revenue. Five customers accounted for approximately 37% and 32% of our total revenue for the three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 and 2004, 24% and 33% of our total revenue, respectively, was from customers in the Pacific Rim, and 27% and 14% of our total revenue, respectively, was from customers in Europe.

Genomics and Toxicogenomics Services Revenue. Revenue from our genomics and toxicogenomics services, which consist primarily of fees from subscription agreements to our BioExpress System and ToxExpress System databases, was $14.2 million for the three months ended June 30, 2005, an increase of $1.5 million, or 12%, from $12.7 million for the same period in 2004. The increase includes $2.9 million of a fee from a customer to whom we granted a perpetual license to certain data to be delivered through 2006 and $0.6 million in fees for subscriptions primarily from new customers. These increases were partially offset by reduced revenue of $1.3 million from the extensions of certain agreements at reduced service levels and $0.5 million in subscription fees from agreements that have expired. In 2005, subscription agreements for all or part of our BioExpress System and/or ToxExpress System databases with ten customers are subject to agreement extension discussions. These customers accounted for 31% of our total 2004 revenue and 46% of our 2004 genomics and toxicogenomics revenue. Since the beginning of 2005, five of these agreements have been the subject of renegotiations. Of these, one agreement was renegotiated on similar terms as the prior agreement and one small agreement terminated. Two agreements were renegotiated at reduced services levels and will result in lower future revenue than under the prior agreements. One agreement will terminate at the end of 2005 and we granted that customer, for an additional fee of $5.5 million, a perpetual license to data to be delivered through 2006, of which a portion of the fee has been recorded as revenue as noted above. Negotiations are either under way or will commence during the year for the remaining five agreements. There is no assurance that these remaining agreements will be extended or that any agreements resulting from these discussions will be on terms comparable to, or as favorable to us as, the existing subscription agreements. For 2005, we expect modest revenue growth in our genomics and toxicogenomics services.

Nonclinical Contract Research Services Revenue. Revenue from our nonclinical contract research services, which consist of fees from nonclinical safety and pharmacology studies and related laboratory services, decreased slightly to $5.8 million for the three months ended June 30, 2005 compared to $6.0 million for the same period in 2004. We expect gradually improving revenue during 2005, as we begin to realize the impact of ongoing facilities renovations and increased capacity.

11.

Cost of Nonclinical Contract Research Services Revenue. Cost of nonclinical contract research services revenue, which consists of direct and indirect costs related to conducting nonclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $6.6 million for the three months ended June 30, 2005 from $6.1 million for the same period in 2004. The increase reflects a $0.5 million increase in employee and facility costs associated with our current capacity expansion. As a result, our gross margins decreased to negative 14% for the three months ended June 30, 2005 from negative 3% in the same period in 2004. We expect gradual improvements in our gross margins by the end of 2005, resulting from anticipated operational efficiencies and increasing revenue from our expanded capacity.

Database Production Expense. Database production expenses, which consist primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress System and ToxExpress System databases, decreased to $8.0 million for the three months ended June 30, 2005 from $10.5 million for the same period in 2004. The decrease consisted primarily of a $1.4 million reduction in database content generation expenses, including lower costs for acquiring tissues and certain agreements with third parties, and a decrease of $1.0 million in depreciation and amortization expense. For 2005, we expect database production expenses to decrease modestly, reflecting our continuing efforts to reduce the costs of adding new content to our databases.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with the ongoing development of our drug repositioning and selection technologies, increased to $1.4 million for the three months ended June 30, 2005 from $0.4 million for the same period in 2004. The increase was primarily a result of development efforts relating to our drug repositioning and selection technologies, which began in mid-2004. For the remainder of 2005, we expect research and development expenses to increase modestly from the first half of 2005 as we continue to develop our drug repositioning and selection technologies (see “Liquidity and Capital Resources”).

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $7.7 million for the three months ended June 30, 2005 from $5.9 million for the same period in 2004. The increase is largely due to an increase in our investment in our new drug repositioning and selection services and accrued costs under our employee incentive compensation plan. For 2005, we expect selling, general and administrative expenses to increase due to increases in expenses related to efforts to commercialize our drug repositioning and selection services and employee costs.

Net Interest Income. Net interest income increased to $0.6 million for the three months ended June 30, 2005 from $0.3 million for the same period in 2004, due primarily to increases in our rates of return.

Other Income. Other income increased to $0.4 million for the three months ended June 30, 2005 from zero for the same period in 2004, due to foreign currency transaction gains relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005, agreements with our Japanese customers are now denominated in Japanese Yen.

Income Tax Expense. Income tax expense historically consisted of a 10% withholding tax on certain payments by our Japanese customers. The withholding tax was eliminated effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan.

Six Months Ended June 30, 2005 and 2004

Total Revenue. Total revenue increased $1.0 million, or 3%, to $39.9 million for the six months ended June 30, 2005 from $38.8 million for the same period in 2004. During the six months ended June 30, 2005, one customer accounted for greater than 10% of our total revenue and such revenue is included in the genomics and toxicogenomics services business segment. During the six months ended June 30, 2004, no customer accounted for 10% or more of our total revenue. Five customers accounted for approximately 36% and 30% of our total revenue for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005 and 2004, 30% and 32% of our total revenue, respectively, was from customers in the Pacific Rim, and 19% and 16% of our total revenue, respectively, was from customers in Europe.

Genomics and Toxicogenomics Services Revenue. Revenue from our genomics and toxicogenomics services, which consist primarily of fees from subscription agreements to our BioExpress System and ToxExpress System databases, was $27.4 million for the six months ended June 30, 2005, an increase of $0.9 million, or 4%, from $26.5 million for the same period in 2004. The increase includes $4.2 million in fees from customers granted perpetual licenses to certain data and $1.3 million in fees for subscriptions primarily from new customers. These increases were partially offset by reduced revenue of $2.1 million from the extensions of certain agreements at reduced service levels, $1.7 million in subscription fees from agreements that expired and $0.7 million in lower sales for our software and related support services.

Nonclinical Contract Research Services Revenue. Revenue from our nonclinical contract research services, which consist of fees from nonclinical safety and pharmacology studies and related laboratory services, remained essentially unchanged at $12.3 million for the six months ended June 30, 2005 compared to $12.4 million for the same period in 2004.

12.

Cost of Nonclinical Contract Research Services Revenue. Cost of nonclinical contract research services revenue, which consists of direct and indirect costs related to conducting nonclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $13.8 million for the six months ended June 30, 2005 from $12.6 million for the same period in 2004. The increase reflects a $1.3 million increase in employee and facility costs associated with our current capacity expansion. As a result, our gross margins decreased to negative 13% for the six months ended June 30, 2005 from negative 2% in the same period in 2004.

Database Production Expense. Database production expenses, which consist primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress System and ToxExpress System databases, decreased to $16.2 million for the six months ended June 30, 2005 from $22.6 million for the same period in 2004. The decrease consisted primarily of a $3.7 million reduction in database content generation expenses, including lower costs for acquiring tissues and certain agreements with third parties, and a decrease of $1.9 million in depreciation and amortization expense.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with our ongoing development of our drug repositioning and selection technologies, increased to $2.8 million for the six months ended June 30, 2005 from $0.7 million for the same period in 2004. The increase was primarily a result of development efforts relating to our drug repositioning and selection technologies, which began in mid-2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $15.3 million for the six months ended June 30, 2005 from $12.3 million for the same period in 2004. The increase is largely due to an increase in our investment in our new drug repositioning and selection services and accrued costs under our employee incentive compensation plan.

Net Interest Income. Net interest income increased to $1.1 million for the six months ended June 30, 2005 from $0.6 million for the same period in 2004, due primarily to increases in our rates of return.

Other Income. Other income increased to $0.4 million for the six months ended June 30, 2005 from zero for the same period in 2004, due to foreign currency transaction gains relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005, agreements with our Japanese customers are now denominated in Japanese Yen.

Income Tax Expense. Income tax expense historically consisted of a 10% withholding tax on certain payments by our Japanese customers. The withholding tax was eliminated effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan.

LIQUIDITY AND CAPITAL RESOURCES

From inception through June 30, 2005, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of June 30, 2005, we had approximately $98.0 million in cash, cash equivalents and marketable securities available-for-sale, compared to $102.9 million as of December 31, 2004.

Net cash from operating activities increased to a positive $6.7 million for the six months ended June 30, 2005 from a negative $7.1 million for the same period in 2004, primarily due to the timing of customer payments (including prepayments) for our services and, to a lesser extent, an improvement in operations.

During the six months ended June 30, 2005 and 2004, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures for the six months ended June 30, 2005 and 2004 were $10.0 million and $2.3 million, respectively. The increase in capital expenditures was primarily due to costs to increase our nonclinical contract research capacity and other facility renovations. For the remainder of 2005, we expect to incur capital expenditures of approximately $5 million (including $0.8 million committed at June 30, 2005), for additional equipment purchases.

We have capitalized software development costs of $0.9 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively. These costs relate to ongoing efforts to enhance the software platform of our BioExpress System and ToxExpress System databases. The decrease in software development costs was due to increased efforts on software projects not subject to capitalization and a reduction in our software development work force. Software development costs are being amortized over their expected useful life of three years. Software development costs are expected to continue in 2005, but at a reduced rate, as a result of ongoing efforts to further enhance the software platform of our BioExpress System and ToxExpress System databases. In addition, in 2005 we expect to incur approximately $5.5 million of database upgrade costs, as we enhance the content of our BioExpress System database using the latest commercially available microarray platform from Affymetrix. Database upgrade costs have been, and will continue to be, amortized over their estimated useful life of two years.

13.

Our financing activities, other than the repayment of capital lease obligations and an equipment loan, have primarily consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan.

In July 2004, we purchased certain technologies and hired an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”). We contractually agreed to spend at least $8.5 million over the first eighteen months following the purchase to develop and commercialize these technologies; however, we currently expect to invest substantially more. Since the purchase of these technologies, we have recorded $6.3 million in expenditures related to this commitment. In addition, subject to achieving certain performance milestones by the end of the first eighteen months and depending upon the level of spending in prior periods, we may be required contractually to invest up to an additional $6.0 million over the subsequent twelve months. As part of the consideration, we agreed to pay $3.5 million in cash or stock, at our election, to Millennium in the first quarter of 2006.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of the agreement, we pay Affymetrix annual subscription fees for access to their microarrays and a license to use their technology. We purchase microarrays and related instrumentation and software and, beginning in 2005, pay royalties based on a percentage of revenue from subscription agreements to our BioExpress System and ToxExpress System databases. For 2005, we agreed to purchase a minimum of $9.5 million in products and services from Affymetrix. As of June 30, 2005, we have purchased $4.1 million in products and services related to this commitment.

The following table sets forth information as to minimum payments we anticipate regarding specific future financial commitments as of June 30, 2005:

	Total	Within 6 Months	2006 & 2007	2008 & 2009	Beyond 2009

Capital lease obligations	$299	$80	$219	$--	$--
Long-term debt	668	477	109	82	--
Facility renovations and
equipment purchases	791	791	--	--	--
Technology program funding commitment	2,234	2,234	--	--	--
Acquired technologies payable	3,500	--	3,500	--	--
Payment obligations to Affymetrix	5,876	5,876	--	--	--
Operating leases	29,376	3,025	12,285	8,189	5,877

Total	$42,744	$12,483	$16,113	$8,271	$5,877

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

REVENUE RECOGNITION

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews costs billed under our government contracts to ensure compliance with governmental regulations and cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, that any billed costs under our government contracts are not allowed or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

14.

Revenue recognized for any multiple element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element. If we are unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant element.

Genomics and Toxicogenomics Services Revenue. Genomics and toxicogenomics services revenue consists primarily of fees earned under subscription agreements for all or parts of our gene expression reference databases, the BioExpress System and ToxExpress System. We have also granted to some customers perpetual licenses to certain data from our BioExpress System and ToxExpress System databases. In addition, we derive a smaller, but growing, percentage of revenue from providing other services, including various toxicogenomics reports, data generation and other professional services and subscriptions to smaller solutions. Each of the subscription agreements for our BioExpress System and ToxExpress System customers is typically for a specific multi-year term. Revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the BioExpress System and/or ToxExpress System databases. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data is recognized when the data has been delivered. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

Nonclinical Contract Research Services Revenue. Nonclinical contract research services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

15.

INVENTORY

We maintain an inventory of tissue samples collected from various commercial and academic sites that are used to expand the content of our databases. We assess the quality and supply of samples in excess of our current requirements in determining appropriate reserves. Our methods for calculating these reserves are based both on historical performance and management estimates. Inventory reserves are reviewed for adjustment on an ongoing basis. Changes in tissue quality and/or our requirements for their use could potentially cause adjustments to these reserves in future periods.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and in 2005, the SEC approved a new rule that will require us to adopt the statement on January 1, 2006. The new statement will require all share-based payments to employees to be recognized in the financial statements based on their fair values. Currently, we account for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we comply with the stock-based employee compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

SFAS 123(R) permits companies to adopt its requirements using one of two methods:

  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS 123(R) using the modified-prospective method. While we have not estimated the financial statement impact of adoption as we have not yet completed our evaluation, the impact is expected to be significant.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2005, we had cash and cash equivalents of approximately $69.0 million and marketable securities available-for-sale of an additional $29.0 million. We invest our excess cash primarily in money market funds, obligations of the U.S. Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at June 30, 2005, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.5 million for the six months ended June 30, 2005. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

16.

As a result of changing our distribution arrangements in Japan, beginning in 2005, we are subject to risk from changes in foreign exchange rates relating to revenue from our subscription agreements with our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. Revenue derived from the Pacific Rim as a percentage of total revenue was 24% and 30% for the three and six months ended June 30, 2005, respectively, and was primarily derived from our customers in Japan. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately $0.8 million for the six months ended June 30, 2005. There can be no assurance that losses related to this currency risk will not occur.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO, have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Gene Logic is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the second quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

17.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 2, 2005 (“Annual Meeting”). At the Annual Meeting, the Company’s stockholders elected three directors to the Company’s Board of Directors, approved an amended and restated 1997 Non-Employee Directors’ Stock Option Plan and ratified the selection of our independent auditors, as described below. At the Annual Meeting, 27,475,232 shares, out of a total of 31,739,454 shares of Common Stock outstanding at the record date, were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

		For	Withheld

1	To elect three directors to hold office until the 2008 Annual Meeting of Stockholders or his earlier resignation or removal..

	Frank L. Douglas, M.D., Ph.D	22,337,126	5,138,106
	Mark D. Gessler	21,474,996	6,000,236
	J. Stark Thompson, Ph.D	22,368,178	5,107,054

	The following individuals' term of office as a director continue after the meeting: Charles L. Dimmler III; G. Anthony Gorry, Ph.D.; Jules Blake, Ph.D.; and Michael J. Brennan, M.D., Ph.D.

		For	Against	Abstain

2	To approve an amended and restated 1997 Non-Employee Directors' Stock Option Plan, including to increase the aggregate number of shares of common stock authorized for issuance under such plan by 325,000 shares, to provide for specific option grants to the non-executive Chairman of the Board of Directors and to extend the term of the plan.	10,706,504	6,704,952	109,857

		For	Against	Abstain

3	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.	26,232,696	1,193,654	48,882

Item 5. Other Information

None.

18.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits:

	10.6	Registrant’s 1997 Non-Employee Directors’ Stock Option Plan, as amended.(1)

	31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
(1) Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference.

B)	Reports on Form 8-K:

During the three months ended June 30, 2005, the Company filed the following reports:

  The Current Report on Form 8-K, filed on April 22, 2005, with respect to the Company’s financial results for the three months ended March 31, 2005.

  The Current Report on Form 8-K, filed on May 25, 2005, with respect to the Company’s proposed further amendment to the 1997 Non-Employee Directors' Stock Option Plan limiting option repricing.

  The Current Report on Form 8-K, filed on June 6, 2005, with respect to the approval by the Company’s shareholders of the 1997 Non-Employee Directors' Stock Option Plan and the two other proposals at the Company’s 2005 Annual Meeting of Stockholders.

19.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	August 8, 2005	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

20.