Form 10-Q
period 2005-09-30
GENE LOGIC INC
filed 2005-11-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the quarterly period ended September 30, 2005

OR

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the transition period from _______________ to _______________

Commission File Number: 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Professional Drive
Gaithersburg, Maryland 20879
(Address of principal executive offices)
(301) 987-1700
(Registrant’s phone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

     The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,771,741 as of October 31, 2005.

GENE LOGIC INC.

2.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,454	$53,237
Marketable securities available-for-sale	34,856	49,678
Accounts receivable, net of allowance of $739 and $436 as of September 30, 2005 and
December 31, 2004, respectively	3,511	4,953
Unbilled services	5,610	6,406
Inventory, net	4,273	1,683
Prepaid expenses	3,059	2,210
Other current assets	1,171	2,185

Total current assets	108,934	120,352
Property and equipment, net	30,482	23,034
Long-term investments	3,239	4,239
Goodwill	12,913	45,707
Intangibles, net	12,941	13,695
Other assets	54	54

Total assets	$168,563	$207,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,641	$5,256
Accrued compensation and employee benefits	6,664	3,990
Other accrued expenses	4,627	4,629
Current portion of capital lease obligations	145	136
Current portion of long-term debt	496	494
Current portion of acquired technologies payable	3,455	--
Deferred revenue	15,840	9,788

Total current liabilities	36,868	24,293
Deferred revenue	1,375	3,595
Capital lease obligations, net of current portion	94	204
Long-term debt, net of current portion	139	174
Acquired technologies payable	--	3,347
Other noncurrent liabilities	3,535	2,640

Total liabilities	42,011	34,253

Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of September 30, 2005 and December 31, 2004	--	--
Common stock, $.01 par value; 60,000,000 shares authorized; 31,764,971 and 31,654,413 shares
issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	318	317
Additional paid-in-capital	385,560	385,313
Accumulated other comprehensive loss	(469)	(136)
Accumulated deficit	(258,857)	(212,666)

Total stockholders' equity	126,552	172,828

Total liabilities and stockholders' equity	$168,563	$207,081

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenue:
Genomics and toxicogenomics services	$11,719	$11,921	$39,125	$38,395
Non-clinical services	5,257	5,109	17,510	17,478
Drug repositioning and selection services	102	--	316	--

Total revenue	17,078	17,030	56,951	55,873
Expenses:
Cost of non-clinical services	7,174	6,905	20,982	19,510
Database production	7,340	9,971	23,543	32,580
Research and development	1,818	673	4,659	1,392
Selling, general and administrative	8,292	6,188	23,568	18,517
Purchased research and development	--	9,083	--	9,083
Goodwill impairment	32,794	--	32,794	--

Total expenses	57,418	32,820	105,546	81,082

Loss from operations	(40,340)	(15,790)	(48,595)	(25,209)
Interest (income), net	(727)	(367)	(1,844)	(985)
Other (income) expense	(133)	--	(560)	--

Net loss before income (credit) tax expense	(39,480)	(15,423)	(46,191)	(24,224)
Income tax (credit) expense	--	(814)	--	287

Net loss	$(39,480)	$(14,609)	$(46,191)	$(24,511)

Basic and diluted net loss per share	$(1.24)	$(0.46)	$(1.46)	$(0.78)

Shares used in computing basic and diluted
net loss per share	31,756	31,600	31,736	31,439

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(46,191)	$(24,511)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	10,756	12,798
Goodwill impairment	32,794	--
Non-cash purchased research and development	--	8,124
Loss on abandonment of patents	18	216
Loss on disposal of property and equipment	59	335
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	2,238	3,850
Inventory	(2,590)	2,789
Prepaids and other assets	165	98
Accounts payable	385	(1,506)
Accrued expenses and other noncurrent liabilities	3,567	(538)
Accrued interest relating to acquired technologies payable	108	--
Deferred revenue	3,832	(2,004)

Net cash flows from operating activities	5,141	(349)

Cash flows from investing activities:
Purchases of property and equipment	(12,474)	(2,354)
Purchases of licenses and patent costs	(603)	(420)
Software development costs	(1,530)	(2,683)
Database upgrade costs	(2,920)	(457)
Purchase of marketable securities available-for-sale	(24,163)	(62,135)
Proceeds from sale and maturity of marketable securities available-for-sale	39,652	64,920

Net cash flows from investing activities	(2,038)	(3,129)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	248	1,396
Repayments of capital lease obligations and equipment loan	(134)	(123)

Net cash flows from financing activities	114	1,273

Net increase (decrease) in cash and cash equivalents	3,217	(2,205)

Cash and cash equivalents, beginning of period	53,237	48,718

Cash and cash equivalents, end of period	$56,454	$46,513

Supplemental disclosure:
Taxes paid	$--	$569

Interest paid	$27	$38

Non-cash transactions:
Reclassification of long-term investment to marketable securities available-for-sale	$581	$--

See accompanying notes.

5.

GENE LOGIC INC.

Notes to Consolidated Financial Statements
September 30, 2005
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides drug discovery and development services to pharmaceutical and biotechnology companies worldwide and U.S. Government entities, to assist in the development of therapeutic compounds in a more timely, efficient and cost-effective manner. From April 1, 2003 to December 31, 2004, the Company’s services were organized into two business segments: genomics and toxicogenomics services (“Genomics Services”) and preclinical contract research services (renamed “Non-clinical Services”). Beginning in 2005, the Company added a third business segment: drug repositioning and selection services (“DRS Business”).

The Genomics Services business consists of proprietary reference gene expression and toxicogenomics databases, software tools, various toxicogenomics reports, data generation and other professional services and solutions. These services are designed to help customers discover and prioritize drug targets, identify biomarkers and predict toxicity and obtain insights into efficacy of specific compounds. The Non-clinical Services business consists of in vivo research studies and related laboratory services to help customers assess the safety and pharmacologic effects of candidate compounds for the purpose of gaining regulatory approval to proceed with human trials. The DRS Business, which resulted from the acquisition of certain technologies in 2004 that continue to be developed, consists of services to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized compounds; (ii) expanding indications for currently marketed drugs; and (iii) prioritizing and identifying indications for compounds entering preclinical development.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated balance sheet as of September 30, 2005, consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

	September 30, 2005	December 31, 2004

Microarrays	$2,560	$501
Laboratory reagents	620	306
Tissue samples	2,771	2,365

	5,951	3,172
Less: tissue sample reserves	(1,678)	(1,489)

Inventory, net	$4,273	$1,683

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. During the three and nine months ended September 30, 2005, foreign currency gains totaled $133 and $560, respectively.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $39,887 and $14,585 for the three months ended September 30, 2005 and 2004, respectively, and $46,524 and $24,676 for the nine months ended September 30, 2005 and 2004, respectively.

Stock-Based Compensation Plans

At September 30, 2005, the Company has three stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”). The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s Stock Plan and Directors’ Plan are considered compensatory and are granted with an exercise price equal to the fair value on the grant date. Common stock issued under the ESPP is considered non-compensatory under APB 25 and is purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering, as defined under the plan (or, if later, the date during the offering when the employee was first eligible to participate). In 2005, purchases under the ESPP were suspended after the January 31, 2005 purchase, as a result of the Company’s pending adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”.

7.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the indicated periods:rds No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net loss, as reported	$(39,480)	$(14,609)	$(46,191)	$(24,511)
Add: Stock-based employee compensation expense included
in reported net loss	--	--	--	--
Deduct: Stock-based employee compensation expense determined
under fair value-based method for all awards	(434)	(607)	(1,579)	(1,757)

Pro forma net loss	$(39,914)	$(15,216)	$(47,770)	$(26,268)

Basic and diluted net loss per share:
As reported	$(1.24)	$(0.46)	$(1.46)	$(0.78)
Pro forma	$(1.26)	$(0.48)	$(1.51)	$(0.84)

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

The Company plans to adopt SFAS 123(R) using the modified-prospective method and has not yet completed its evaluation of the financial statement impact of adoption. The effects on stock compensation expense in periods after adoption will be dependent on the number and type of share-based payments issued to employees. Based on anticipated outstanding share-based payments as of December 31, 2005, the Company estimates that non-cash stock compensation expense in 2006 will increase by approximately $700 to $1,000 to reflect the continued vesting of outstanding stock option grants that remain unvested as of December 31, 2005.

Note 2 — Impairment of goodwill

The goodwill on the Company’s Consolidated Balance Sheet resulted from the acquisitions of TherImmune Research Corporation (“TherImmune”) in 2003 and Oncormed, Inc. in 1998 and represents the excess of the purchase price over the fair value of the net assets acquired.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective January 1, 2002. Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill and periodic reviews of its intangible assets. In addition, the Company is required to test for impairment at any point in which it has an indication that impairment may exist. Based on the initial impairment test performed as of January 1, 2002 and the subsequent annual impairment tests as of October 1, 2004 and 2003, no impairment existed in the carrying value of goodwill. However, as discussed below, an impairment was identified in 2005.

8.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

During September 2005, the Company determined in conjunction with its annual strategic planning process and as part of its annual testing for impairment of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune (now Gene Logic Laboratories Inc., the Company’s Non-clinical Services business) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment, the Company obtained an appraisal from an independent valuation firm. As a result of the Company’s review, the Company recorded a non-cash expense of $32,794 representing the implied impairment of goodwill of the Company’s Non-clinical Services business. As of September 30, 2005 and subsequent to the impairment, goodwill related to the acquisition of TherImmune amounted to $10,236.

No impairment existed in the carrying value of the $2,677 of goodwill of the Company’s Genomics Services business.

Note 3 — Segment information

Beginning in 2005, the Company’s operations are organized into three business segments: Genomics Services, Non-clinical Services and DRS Business, all of which are more fully described in Note 1. From April 1, 2003 to December 31, 2004, the Company operated as two business segments: Genomics Services and Non-clinical Services. The prior period’s segment information has been restated to conform to the current period presentation.

The following table presents revenue and operating income (loss) for each of these segments. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded goodwill impairment, purchased research and development expenses, interest (income) expense, other (income) expense and income tax (credit) expense, and could also exclude certain unusual or corporate-related costs in the future. In addition, while the Company’s Consolidated Statements of Operations include adjustments to reflect the elimination of inter-segment transactions, individual segments may include these types of transactions. Management does not believe these transactions are material and believes that their inclusion would not impact either management’s or shareholders’ understanding of the operations of the segments. For purpose of clarity, revenue is reported net of inter-segment transactions. The Company does not identify or allocate, nor does management evaluate, assets by segment. Amortization and depreciation is allocated by segment as shown below.

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Genomics and Toxicogenomics Services
Revenue	$11,719	$11,921	$39,125	$38,395
Operating income (loss)	27	(1,861)	2,539	(6,249)
Depreciation and amortization expense	2,341	2,971	7,751	10,016
Non-clinical Services
Revenue	$5,257	$5,109	$17,510	$17,478
Operating income (loss) (1)	(4,452)	(4,030)	(10,302)	(8,881)
Depreciation and amortization expense	823	905	2,592	2,757
Drug Repositioning and Selection Services
Revenue	$102	$--	$316	$--
Operating income (loss) (2)	(3,121)	(816)	(8,038)	(816)
Depreciation and amortization expense	149	25	413	25

(1)	Excludes goodwill impairment expense of $32,794 for the three and nine months ended September 30, 2005.

(2)	Excludes purchased research and development expenses of $9,083 for the three and nine months ended September 30, 2004.

9.

A reconciliation of segment operating income (loss) to net loss before income tax (credit) expense for the indicated periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Segment Operating Income (Loss)
Genomics and toxicogenomics services	$27	$(1,861)	$2,539	$(6,429)
Non-clinical services	(4,452)	(4,030)	(10,302)	(8,881)
Drug repositioning and selection services	(3,121)	(816)	(8,038)	(816)
Purchased research and development	--	9,083	--	9,083
Goodwill impairment	32,794	--	32,794	--

Loss from operations	(40,340)	(15,790)	(48,595)	(25,209)

Interest (income), net	(727)	(367)	(1,844)	(985)
Other (income) expense	(133)	--	(560)	--

Net loss before income tax (credit) expense	$(39,480)	$(15,423)	$(46,191)	$(24,224)

During the three and nine months ended September 30, 2005, one Genomics Services customer accounted for greater than 10% of the Company’s total revenue. During the three and nine months ended September 30, 2004, no customer accounted for 10% or more of the Company’s total revenue. The following table sets forth information on the composition of the Company’s total revenue by geographic region:

	Geographic Region

	North America	Europe	Pacific Rim
For the three months ended:
September 30, 2005	54%	20%	26%
September 30, 2004	54%	13%	33%

For the nine months ended:
September 30, 2005	52%	19%	29%
September 30, 2004	53%	15%	32%

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

Unless the context otherwise requires, references in this Form 10-Q to “Gene Logic,” “Gene Logic Laboratories Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. GeneExpress®, BioExpress®, ToxExpress®, ASCENTA® and Genesis Enterprise System® are registered trademarks of Gene Logic. ToxShield™, ToxScreen™, SCIANTIS™ and Drug Repositioning and Selection™ are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc.

OVERVIEW

We provide drug discovery and development services to the pharmaceutical and biotechnology industries, for use throughout the drug development process. Our goal is to assist in the development of therapeutic compounds in a more timely, efficient and cost-effective manner.

Our solutions consist of:

  Genomics and Toxicogenomics Services (“Genomics Services”): we help customers to discover and prioritize drug targets, identify biomarkers and predict toxicity and obtain insights into efficacy of specific compounds through the use of proprietary reference gene expression and toxicogenomics databases, software tools, various toxicogenomics reports, data generation and other professional services and solutions.
  Non-clinical Services: we enable customers to assess the safety and pharmacologic effects of candidate compounds for the purpose of gaining regulatory approval to proceed with human trials, through the use of in vivo research studies and related laboratory services.
  Drug Repositioning and Selection Services (“DRS Business”): we can assist customers in (i) identifying alternative indications for customers’ failed, stalled or deprioritized compounds; (ii) expanding indications for customers’ currently marketed drugs; and (iii) prioritizing and identifying indications for customers’ compounds entering preclinical development.

Although we continue to receive a large percentage of our Genomics Services revenue from subscription agreements with pharmaceutical and biotechnology companies for all or parts of our BioExpress System and/or ToxExpress System databases, we have initiated a strategy to increase revenue by broadening our portfolio of genomics and toxicogenomics-derived services and expanding our potential customer base. As a result, we derive a small, but growing, percentage of our revenue from providing other services, including various toxicogenomics reports, data generation and other professional services and solutions, such as our ASCENTA and SCIANTIS Systems. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases for a fixed fee.

Typically, our customers enter into multi-year agreements for non-exclusive access to our larger databases and annual or multi-year agreements for our other databases/solutions. Some of our subscription agreements contain periodic update requirements that, if not met, could result in a reduction in license fees or possible breach of the respective agreement. Certain customers also have an option, for additional consideration, upon expiration of their subscription, to elect to retain and use certain data.

Pricing for subscriptions is generally dependent upon such issues as the solution being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party. In addition, certain subscription agreements include a right (which, in some instances, is subject to conditions) of early termination by a customer without penalty, on a specified date prior to the normal expiration of the term. Contracts with our customers, other than our Japanese customers, are dollar-denominated. Contracts with our Japanese customers, beginning in 2005, are now denominated in Japanese Yen and may be subject to fluctuations due to changes in currency exchange rates.

11.

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

Our Non-clinical Services revenue is primarily derived from fixed price contracts. In addition, we derive revenue from cost plus contracts, most of which are with U.S. Government entities. Under fixed price contracts, we bear the cost of overruns, but we benefit if the costs are lower than anticipated. Cost plus contracts contain a budget for the study based on labor and other cost estimates. We are reimbursed for our costs within specified limits, subject to periodic audit, and receive a fixed fee. If our costs are lower than anticipated, the savings are realized by our customers. If our costs are higher than estimated, we are required to work only up to the maximum contract value. Our costs are subject to audit by the U.S. Government and if such costs are reduced upon audit, we may have to refund amounts paid to us. Contracts may range in duration from a few weeks to several years. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of milestones over the study’s duration. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Most of our Non-clinical Services contracts may be terminated by the customer at any time, subject to payment to us of any direct costs plus applicable indirect costs incurred prior to termination, plus direct and indirect costs incurred to terminate a study and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

Prior to 2005, we did not derive any revenue from our new DRS Business, the technologies of which are currently under further development.

We have incurred operating losses in each year since our inception, including losses of $28.5 million in 2004, $24.8 million in 2003 and $24.1 million in 2002. At September 30, 2005, we had an accumulated deficit of $258.9 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of our Genomics Services, acquisition of TherImmune, development of the DRS Business, the impairment of goodwill described herein and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Total Revenue. Total revenue was essentially flat at $17.1 million for the three months ended September 30, 2005 as compared to $17.0 million for the same period in 2004. During the three months ended September 30, 2005, one Genomics Services customer accounted for greater than 10% of our total revenue. During the three months ended September 30, 2004, no customer accounted for greater than 10% of our total revenue. Five customers accounted for approximately 33% and 34% of our total revenue for the three months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005 and 2004, 26% and 33% of our total revenue, respectively, was from customers in the Pacific Rim, and 20% and 13% of our total revenue, respectively, was from customers in Europe.

Genomics and Toxicogenomics Services Revenue. Revenue from our Genomics Services, which consist primarily of fees from subscription agreements to our BioExpress and ToxExpress System databases, was $11.7 million for the three months ended September 30, 2005, a decrease of $0.2 million, or 2%, from $11.9 million for the same period in 2004. The decrease reflects reduced revenue of $1.4 million from the extensions of certain agreements at reduced service levels and the absence of $0.6 million in subscription fees from agreements that have expired, partially offset by $1.4 million in fees from a customer to whom we granted a perpetual license to certain data to be delivered through 2006. In 2005, subscription agreements for all or part of our BioExpress System and/or ToxExpress System databases with ten customers are subject to agreement extension discussions. These customers accounted for 31% of our total 2004 revenue and 46% of our 2004 Genomics Services revenue. Since the beginning of 2005, eight of these agreements have been the subject of renegotiations. Of these, two agreements were renegotiated on terms similar to the prior agreements and two agreements terminated. Three agreements were renegotiated at reduced services levels and will result in lower future revenue than under the prior agreements. One agreement will terminate at the end of 2005 and we granted that customer, for an additional fee of $5.5 million, a perpetual license to data to be delivered through 2006, of which a portion of the fee has been recorded as revenue as noted above. Negotiations are either under way or will commence during the year for the remaining two agreements. There is no assurance that these remaining agreements will be extended or that any agreements resulting from these discussions will be on terms comparable to, or as favorable to us as, the existing subscription agreements.

Revenue for our Genomics Services for the third quarter of 2005 does not include $2.6 million in revenue, which was deferred into future periods, associated with multiple-element agreements. Of this amount, we expect to record as revenue in the fourth quarter of 2005 at least $1.4 million, with the remainder to be recorded in future periods as the remaining service delivery occurs. We anticipate entering into additional multiple-element agreements in the future, as we expand our portfolio of service offerings and reduce our reliance on large, multi-year subscriptions, which may result in uneven revenue due to the nature of revenue recognition associated with multiple-element arrangements.

For 2005, we expect modest revenue growth in our Genomics Services.

12.

Non-clinical Services Revenue. Revenue from our Non-clinical Services, which consist of fees from non-clinical safety and pharmacology studies and related laboratory services, increased slightly to $5.3 million for the three months ended September 30, 2005 compared to $5.1 million for the same period in 2004. Revenue for the third quarter of 2004 included a credit of $0.6 million issued to a single customer. We have not realized the benefit of our recent capacity expansion in 2005 and expect revenue to be less than in 2004.

Cost of Non-clinical Services Revenue. Cost of Non-clinical Services revenue, which consists of direct and indirect costs related to conducting non-clinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased slightly to $7.2 million for the three months ended September 30, 2005 from $6.9 million for the same period in 2004. The increase primarily reflects $0.5 million of increased facility, labor and support charges associated with the underutilization of our capacity. As a result, our gross margins were negative 36% for the three months ended September 30, 2005 compared to negative 35% in the same period in 2004. Gross margins for the third quarter of 2004 reflect a credit of $0.6 million and a $0.4 million payment issued to a single customer. We expect a continued decline in our gross margins for the fourth quarter of 2005, resulting from anticipated reduced revenue.

Database Production Expense. Database production expenses, which consist primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress and ToxExpress System databases, decreased to $7.3 million for the three months ended September 30, 2005 from $10.0 million for the same period in 2004. The decrease consisted primarily of a $2.5 million reduction in database content generation expenses, including lower costs for acquiring tissues and certain agreements with third parties. For 2005, we expect database production expenses to decrease significantly, reflecting our continuing efforts to reduce the costs of adding new content to our databases.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with the ongoing development of our drug repositioning and selection technologies, increased to $1.8 million for the three months ended September 30, 2005 from $0.7 million for the same period in 2004. The increase was primarily a result of development efforts relating to our drug repositioning and selection technologies, which began in mid-2004. For the fourth quarter of 2005, we expect research and development expenses to increase modestly over the third quarter of 2005, as we continue to develop our drug repositioning and selection technologies (see “Liquidity and Capital Resources”).

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $8.3 million for the three months ended September 30, 2005 from $6.2 million for the same period in 2004. The increase is largely due to an increase in our investment in our DRS Business and accrued costs under our employee incentive compensation plan. For 2005, we expect selling, general and administrative expenses to increase due to increases in expenses related to efforts to commercialize our DRS Business and accrued costs under our employee incentive plan.

Purchased Research and Development. During the three months ended September 30, 2004, we incurred a one-time expense of $9.1 million from the write-off of purchased in-process research and development associated with our DRS Business.

Impairment of Goodwill. During September 2005, we determined in conjunction with our annual strategic planning process and as part of our annual testing for impairment of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune Research Corporation (now Gene Logic Laboratories Inc., our Non-clinical Services business) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment, we obtained an appraisal from an independent valuation firm. As a result of our review, we recorded a non-cash expense of $32.8 million representing the implied impairment of goodwill of our Non-clinical Services business.

Net Interest Income. Net interest income increased to $0.7 million for the three months ended September 30, 2005 from $0.4 million for the same period in 2004, due primarily to increases in our rates of return on investments.

Other Income. Other income increased to $0.1 million for the three months September 30, 2005 from zero for the same period in 2004, due to foreign currency transaction gains relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005 our agreements with our Japanese customers are now denominated in Japanese Yen.

Income Tax (Credit) Expense. Income tax expense historically consisted of a 10% withholding tax on certain payments by our Japanese customers. The withholding tax was eliminated effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan. During the three months ended September 30, 2004, we reversed $0.8 million of previous accruals made under the old treaty.

13.

Nine Months Ended September 30, 2005 and 2004

Total Revenue. Total revenue increased $1.1 million, or 2%, to $57.0 million for the nine months ended September 30, 2005 from $55.9 million for the same period in 2004. During the nine months ended September 30, 2005, one Genomics Services customer accounted for greater than 10% of our total revenue. During the nine months ended September 30, 2004, no customer accounted for 10% or more of our total revenue. Five customers accounted for approximately 35% and 31% of our total revenue for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005 and 2004, 29% and 32% of our total revenue, respectively, was from customers in the Pacific Rim, and 19% and 15% of our total revenue, respectively, was from customers in Europe.

Genomics and Toxicogenomics Services Revenue. Revenue from our Genomics Services, which consist primarily of fees from subscription agreements to our BioExpress and ToxExpress System databases, was $39.1 million for the nine months ended September 30, 2005, an increase of $0.7 million, or 2%, from $38.4 million for the same period in 2004. The increase includes $5.6 million in fees from customers granted perpetual licenses to certain data, $1.0 million in fees reflecting a full period of revenue from an existing customer in 2005 as compared to 2004 and $0.7 million in fees for subscriptions primarily from new customers. These increases were partially offset by reduced revenue of $3.9 million from the extensions of certain agreements at reduced service levels, the absence of $2.1 million in subscription fees from agreements that expired and $0.8 million in lower sales for our software and related support services.

Non-clinical Services Revenue. Revenue from our Non-clinical Services, which consist of fees from non-clinical safety and pharmacology studies and related laboratory services, remained unchanged at $17.5 million, reflecting the fact that we have not realized the benefit of our recent capacity expansion in 2005.

Cost of Non-clinical Services Revenue. Cost of Non-clinical Services revenue, which consists of direct and indirect costs related to conducting non-clinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $21.0 million for the nine months ended September 30, 2005 from $19.5 million for the same period in 2004. The increase primarily reflects $1.9 million in increased facility, labor and support charges associated with the underutilization of our capacity. As a result, our gross margins decreased to negative 20% for the nine months ended September 30, 2005 from negative 12% in the same period in 2004.

Database Production Expense. Database production expenses, which consist primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress and ToxExpress System databases, decreased to $23.5 million for the nine months ended September 30, 2005 from $32.6 million for the same period in 2004. The decrease consisted primarily of a $6.2 million reduction in database content generation expenses, including lower costs for acquiring tissues and certain agreements with third parties, and a decrease of $2.6 million in depreciation and amortization expense.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with our ongoing development of our drug repositioning and selection technologies, increased to $4.7 million for the nine months ended September 30, 2005 from $1.4 million for the same period in 2004. The increase was primarily a result of development efforts relating to our drug repositioning and selection technologies, which began in mid-2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $23.6 million for the nine months ended September 30, 2005 from $18.5 million for the same period in 2004. The increase is largely due to an increase in our investment in our new DRS Business and accrued costs under our employee incentive compensation plan.

Purchased Research and Development. During the nine months ended September 30, 2004, we incurred a one-time expense of $9.1 million from the write-off of purchased in-process research and development associated with our DRS Business.

Impairment of Goodwill. As discussed previously under our Results of Operations for the three months ended September 30, 2005 and 2004, during the nine months ended September 30, 2005, we recorded a non-cash expense of $32.8 million representing the implied impairment to goodwill of our Non-clinical Services business.

Net Interest Income. Net interest income increased to $1.8 million for the nine months ended September 30, 2005 from $1.0 million for the same period in 2004, due primarily to increases in our rates of return on investments.

Other Income. Other income increased to $0.6 million for the nine months ended September 30, 2005 from zero for the same period in 2004, due to foreign currency transaction gains relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005, agreements with our Japanese customers are now denominated in Japanese Yen.

Income Tax (Credit) Expense. Income tax expense historically consisted of a 10% withholding tax on certain payments by our Japanese customers. The withholding tax was eliminated effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan.

14.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2005, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of September 30, 2005, we had approximately $91.3 million in cash, cash equivalents and marketable securities available-for-sale, compared to $102.9 million as of December 31, 2004.

Net cash from operating activities increased to a positive $5.1 million for the nine months ended September 30, 2005 from a negative $0.3 million for the same period in 2004, primarily due to the timing of customer payments (including prepayments) for our services and, to a lesser extent, an improvement in operations.

During the nine months ended September 30, 2005 and 2004, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures for the nine months ended September 30, 2005 and 2004 were $12.5 million and $2.4 million, respectively. The increase in capital expenditures was primarily due to costs to increase our non-clinical contract research capacity and other facility renovations. For the remainder of 2005, we expect to incur capital expenditures for additional equipment purchases of approximately $2.5 million.

We have capitalized software development costs of $1.5 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively. These costs relate to ongoing efforts to enhance the software platform of our BioExpress and ToxExpress System databases. The decrease in software development costs was due to increased efforts on software projects not subject to capitalization and a reduction in our software development work force. Software development costs are being amortized over their expected useful life of three years. Software development costs are expected to continue in 2005, but at a reduced rate, as a result of ongoing efforts to further enhance the software platform of our BioExpress and ToxExpress System databases. In addition, in 2005 we expect to have incurred approximately $5.5 million of database upgrade costs, as we enhance the content of our BioExpress System database using the latest commercially available microarray platform from Affymetrix. Database upgrade costs are amortized over their estimated useful life of two years.

Our financing activities, other than the repayment of capital lease obligations and an equipment loan, have primarily consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan.

In July 2004, we purchased certain technologies and hired an associated research team from Millennium Pharmaceuticals, Inc. (“Millennium”). We contractually agreed to spend at least $8.5 million over the first eighteen months following the purchase to develop and commercialize these technologies. As of September 30, 2005, we have met this commitment. In addition, subject to achieving certain performance milestones by the end of the first eighteen months, we may be required contractually to invest up to an additional $6.0 million over the subsequent twelve months (less amounts spent in excess of the $8.5 million commitment above). As of September 30, 2005, we expect to be subject to this $6.0 million commitment. As part of the consideration, we also agreed to pay $3.5 million in cash or stock, at our election, to Millennium in the first half of 2006.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of the supply and license agreement, we pay Affymetrix annual subscription fees for access to their microarrays and a license to use their technology. We purchase microarrays and related instrumentation and software and, beginning in 2005, pay royalties based on a percentage of revenue from subscription agreements to our BioExpress and ToxExpress System databases. For 2005, we agreed to purchase a minimum of $9.5 million in products and services from Affymetrix. As of September 30, 2005, we have purchased $7.6 million in products and services related to this commitment. Our current supply and license agreement with Affymetrix expires on December 31, 2005 and we are currently negotiating a follow-on agreement.

Specific future financial commitments as of September 30, 2005 are set forth in the following table:

	Total	Within 3 Months	2006 & 2007	2008 & 2009	Beyond 2009

Capital lease obligations	$259	$40	$219	$--	$--
Long-term debt	655	464	109	82	--
Technology program funding commitment	5,759	2,500	3,259	--	--
Acquired technologies payable	3,500	--	3,500	--	--
Payment obligations to Affymetrix	1,994	1,994	--	--	--
Operating leases	27,953	1,524	12,347	8,205	5,877

Total	$40,120	$6,522	$19,434	$8,287	$5,877

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

Revenue recognized for any multiple element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element. If we are unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

Genomics and Toxicogenomics Services Revenue. Genomics Services revenue consists primarily of fees earned under subscription agreements for all or parts of our gene expression reference databases, the BioExpress System and ToxExpress System. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases. In addition, we derive a smaller, but growing, percentage of revenue from providing other services, including various toxicogenomics reports, data generation and other professional services and subscriptions to smaller solutions. Each of the subscription agreements for our BioExpress and ToxExpress Systems customers is typically for a specific multi-year term. Revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the BioExpress System and/or ToxExpress System databases. Certain subscription agreements include a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data is recognized when the data has been delivered. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

During 2005, we entered into several contractual arrangements with multiple deliverables, such as licenses to access our BioExpress and ToxExpress System databases and data generation and other professional services. For some of these arrangements, we were unable to determine objectively and reliably the fair value of individual undelivered elements, and in such arrangements, we recognize all revenue for these arrangements as the predominant final element is delivered. We also defer the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognize these expenses as we recognize the related revenue. These types of arrangements have increased our deferred revenue as of September 30, 2005. The timing of revenue recognition associated with agreements we enter into in future periods may also be dependent on our ability to objectively and reliably determine the fair value of deliverables included in those agreements.

Non-clinical Services Revenue. Non-clinical Services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with U.S. Government entities. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the U.S. Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

16.

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

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual impairment test of our goodwill and periodic reviews of our intangible assets. In addition, we are required to test for impairment at any point we have an indication that impairment may exist. We have elected to perform our annual impairment test of goodwill as of October 1. The goodwill impairment test that we have selected historically consisted of a ten-year discounted cash flow analysis, including the determination of a terminal value, and required management to make various judgments and assumptions, including revenue growth rates and discount rates, which management believed to be reasonable. Our annual impairment test as of October 1, 2004 did not indicate an impairment of our goodwill.

During September 2005, we determined in conjunction with our annual strategic planning process and as part of our annual testing of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune (now Gene Logic Laboratories Inc., our Non-clinical Services business) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment, we obtained an appraisal from an independent valuation firm. The estimated fair value of our Non-clinical Services business declined in 2005 as compared to 2004, primarily due to changes in the assumptions of likely future net cash flows from this business. As a result of our review, we recorded a non-cash expense of $32.8 million representing the implied impairment of goodwill of our Non-clinical Services business.

No impairment existed in the carrying value of goodwill of our Genomics Services business.

Our assessment of fair value of our Genomics Services and Non-clinical Services businesses is dependent on subjective estimates we make of inherently uncertain future net cash flows over extended periods. Accordingly, our estimates of future periods of the net cash flows may change as market conditions and circumstances dictate. Future impairment tests of our goodwill may result in additional impairment charges based on these changing estimates.

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

17.

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

We plan to adopt SFAS 123(R) using the modified-prospective method and have not yet completed our evaluation of the financial statement impact of adoption. The effects on stock compensation expense in periods after adoption will be dependent on the number and type of share-based payments issued to employees. Based on anticipated outstanding share-based payments as of December 31, 2005, we estimate that non-cash stock compensation expense in 2006 will increase by approximately $0.7 million to $1.0 million to reflect the continued vesting of outstanding stock option grants that remain unvested as of December 31, 2005.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2005, we had cash and cash equivalents of approximately $56.5 million and marketable securities available-for-sale of an additional $34.9 million. We invest our excess cash primarily in money market funds, obligations of the U.S. Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at September 30, 2005, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.7 million for the nine months ended September 30, 2005. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

As a result of changing our distribution arrangements in Japan, beginning in 2005, we are subject to risk from changes in foreign exchange rates relating to revenue from our subscription agreements with our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. Revenue derived from the Pacific Rim as a percentage of total revenue was 26% and 29% for the three and nine months ended September 30, 2005, respectively, and was primarily derived from our customers in Japan. Exchange rate fluctuations between the U.S. dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately $1.1 million for the nine months ended September 30, 2005. There can be no assurance that losses related to this currency risk will not occur.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO, have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Gene Logic is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

18.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the third quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Change in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

19.

Item 6. Exhibits and Reports on Form 8-K

A)	Exhibits:

	31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B)	Reports on Form 8-K:

During the three months ended September 30, 2005, the Company filed the following reports:

  The Current Report on Form 8-K, filed on July 20, 2005, with respect to the Company’s financial results for the three months ended June 30, 2005.
  The Current Report on Form 8-K, filed on September 23, 2005, with respect to the Company’s announcement regarding an impairment of the goodwill related to its Non-clinical Services business.

20.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	November 9, 2005	By:	/s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

21.