Form 10-K
period 2005-12-31
GENE LOGIC INC
filed 2006-03-16
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2005
OR

Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

  GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

610 Professional Drive
Gaithersburg, Maryland 20879
(Address of Principal Executive Offices)

Registrant’s phone number, including area code: (301) 987-1700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: YES ☒ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (Rule 12b-2 of the Exchange Act): Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer ☐

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2005 was approximately $102,814,000, based on the closing price on that date of Common Stock on The NASDAQ Stock Market.*

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,791,521 as of March 1, 2006.

*
Excludes 687,967 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in this Form 10-K under the section entitled “Risk Factors”. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-K to “Gene Logic,” “Gene Logic Laboratories Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. Gene Logic®, GeneExpress®, BioExpress®, ToxExpress®, ASCENTA® and Genesis Enterprise System® are registered trademarks of Gene Logic. Drug Repositioning and Selection™, SCIANTIS™, ToxScreen™, ToxShield™, ToxEdge™, ToxPlus™ and Phase RSM are trademarks of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc. Viagra® is a registered trademark of Pfizer, Inc.

ITEM 1.  BUSINESS

Corporate History

Gene Logic Inc. was incorporated in September 1994 as a Delaware corporation and commenced operations in 1996. In 1997, we completed our initial public offering. Our stock is traded on The NASDAQ Stock Market under the symbol “GLGC”. In 1998, we purchased Oncormed, Inc. In 2001, we created a company named MetriGenix, Inc. to hold certain technologies related to gene chip design. In late 2003, MetriGenix’s assets were acquired by a privately held company in which we retain a minority ownership interest. In 2003, we purchased TherImmune Research Corporation, which was later renamed Gene Logic Laboratories. In 2004, we acquired certain technologies from Millennium Pharmaceuticals, Inc., which is the basis for our current Drug Repositioning Division.

We are headquartered in Gaithersburg, Maryland. Our principal executive offices are located at 610 Professional Drive, Gaithersburg, MD 20879, and the telephone number is (301) 987-1700. Our Internet site is www.genelogic.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K.

Overview

Gene Logic provides innovative drug discovery and development solutions to the pharmaceutical and biotechnology industry. Our solutions help customers develop therapeutically and commercially valuable compounds in a more timely, efficient, and cost-effective manner. Our customers use our solutions to understand the effect of compounds on biological processes and to identify, analyze and evaluate critical safety, efficacy, and other patient clinical factors so that they may better assess the likely therapeutic and commercial value of their targets and compounds. Customers use our solutions throughout the pharmaceutical R&D process, from early discovery through late-stage clinical development.

We operate our business through three business segments:

•
Genomics Division: through the use of our proprietary reference gene expression and toxicogenomics databases, toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions, we help customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand the mechanism of toxicity, and obtain insights into the efficacy of specific compounds.

•
Preclinical Division: through the use of in vivo (in life) models and related laboratory services, we enable customers in the United States to assess the safety and pharmacologic effects of candidate compounds for the purpose of submitting to the United States Food and Drug Administration (“FDA”) an Investigational New Drug application (“IND”) seeking approval to initiate human trials.

•
Drug Repositioning Division: through the use of a series of molecular pharmacology technologies, we assist customers to more effectively use their own compounds by (i) identifying alternative indications for customers’ failed, stalled or deprioritized drug candidates, and expect in the future to assist customers to (ii) expand indications for customers’ currently marketed drugs, and (iii) prioritize and identify indications for customers’ compounds in preclinical development.

We sometimes refer to the combination of our Genomics Division and Preclinical Division as our “base business.”

We provide our drug development solutions primarily to pharmaceutical and biotechnology companies that are located mainly in North America, Europe, and Japan. Our total revenue for 2005 was $79.4 million, of which $56.6 million, $22.2 million and $0.6 million were derived from our Genomics Division, Preclinical Division and Drug Repositioning Division, respectively. Total revenue for 2004 was $75.9 million, of which $52.2 million and $23.8 million were derived from our Genomics Division and Preclinical Division, respectively. Total revenue for 2003 was $69.5 million, of which $52.0 million and $17.6 million were derived from our Genomics Division and Preclinical Division, respectively. We did not generate any revenue from our Drug Repositioning Division in 2004 or 2003.

Strategy

Our business strategy is to:

1.	Develop a sustainably profitable base business through increased revenue growth and improved operating margins; and
2.
Through our Drug Repositioning Division, build long-term value for the Company, our pharmaceutical customers and our shareholders from significant success-based milestone and royalty payments (or other ownership positions) from a pipeline of our partners’ drug candidates that are successfully repositioned based on our work.

To accomplish our strategy, we are implementing the following in each of our businesses.

i.
Genomics Division—We continue to diversify and expand our Genomics Division beyond large, multi-year subscriptions. This is allowing us to expand our customer base from primarily large pharmaceutical and biotechnology companies to include small to mid-size pharmaceutical and biotechnology companies and academic, government and research institutions.

In our Genomics Division, we initiated a strategy to increase revenue by broadening the number of genomics and toxicogenomics-based services we offer to customers thereby making our services more accessible and affordable for a broader potential customer base. While a majority of our Genomics Division revenue continues to come from broad licenses to our databases with large pharmaceutical customers, we derive a smaller but growing percentage of our revenue from a combination of our toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions (i.e., ASCENTA System and ToxShield). Our ToxExpress System now includes gene expression data derived from rat liver, kidney and heart, and rat hepatocytes. As part of our Microarray Data Generation and Analysis service, we have added new Single Nucleotide Polymorphism (“SNP”) genotyping capabilities to address our customers’ growing interest in examining single base-pair mutations as potential therapeutic entry points for research and development. We continue to update the gene expression data in our BioExpress System database using the latest human microarray technology. We have also granted perpetual licenses to some customers for certain data from our BioExpress and ToxExpress System databases as well as our software tools including all or part of the Genesis Enterprise System, GX Connect and ASCENTA System.

ii.
Preclinical Division—We continue to target the underserved biotechnology and small to mid-size pharmaceutical company market, and continue to improve the quality of our services as we build a leading contract research organization.

In our Preclinical Division, we are working to improve the utilization of our existing capacity for in vivo studies. To accomplish this we have redirected our marketing and sales efforts toward biotechnology companies and small to mid-size pharmaceutical companies. This market segment has greater need for outsourced study capabilities and assistance with study design, implementation and analysis and is relatively underserved by larger contract research providers. We have added sales staff in key geographic regions where we were previously underrepresented and continue to provide the consulting services requested by these customers. We also continue to seek business from large pharmaceutical companies when such opportunities arise. We continue to focus on improving our internal operational processes and quality controls. We also continue to consider strategic alternatives for this business.

iii.
Drug Repositioning Division—We are seeking to build long-term value from success-based milestone and royalty payments or from partial ownership positions from our partners’ drug candidates when they are repositioned and successfully moved back into clinical testing and to the commercial market.

In 2004, we acquired certain technologies from Millennium Pharmaceuticals, Inc. (“Millennium”) which we continue to develop and use in combination with our existing capabilities in genomics, toxicogenomics, and bioinformatics that together comprise the basis of our Drug Repositioning Division. We partner with pharmaceutical companies to identify alternate uses for their stalled, failed or deprioritized drug candidates and enable these drug candidates to return to the development pipeline and potentially to commercialization. We conduct our Drug Repositioning Division primarily through our research facility in Cambridge, Massachusetts. We plan to expand our Drug Repositioning Division into drug candidate selection and finding new indications for approved drugs.

In 2005, we grew the number of partnerships to reposition drug candidates for pharmaceutical companies beyond our agreement with Millennium and an unnamed pharmaceutical partner (unnamed at their request) to include partnerships with Pfizer, Inc., and with F. Hoffmann-La Roche Ltd. and one of its affiliates (collectively “Roche”). We expect that any significant revenue under these agreements will not occur in 2006. We intend to continue establishing partnerships with additional pharmaceutical companies in 2006. Some of our partnerships are structured to provide us with contingent milestone payments and royalties payable as we successfully reposition drug candidates that re-enter our partners’ development pipelines. Other partnerships provide us with an opportunity to acquire an ownership position in the drug candidate in exchange for paying a portion of the development costs. If a partner declines to develop a drug candidate for one or more indications we have found, we could acquire rights to develop the drug candidate further, either directly or through a third-party arrangement.

Scientific and Industry Background

The cells of all living organisms contain a blueprint or set of instructions for how each cell-type should work. This blueprint is passed from one generation to the next and is encoded in a set of molecules called deoxyribonucleic acid (“DNA”). These DNA molecules are organized into long strands that bind to each other in a twisted double helix structure. DNA molecules can be organized in a vast number of different ways, leading to the production of millions of different protein molecules. These protein molecules are the basic building blocks of all living organisms.

Protein molecules are produced from DNA utilizing an intermediate molecule called messenger ribonucleic acid (“mRNA”), which translates DNA into protein form. The specific sequence of DNA that produces a particular protein is called a gene. In humans, every cell contains three billion pairs of DNA molecules, referred to collectively as the human genome. Only a small percentage of the genome actively produces proteins.

Cells are very different from each other in structure and function despite the fact that they share the same genetic blueprint. For example, a brain cell and a muscle cell, although very different, contain exactly the same DNA code. The reason for the difference in structure and function is that not all genes are active in any cell. The type of cell and its function are determined by which genes are actively producing protein and the amount of protein they are producing. In fact, almost any change in the activity of a cell, whether normal or diseased, is reflected in a change in the genes that are producing protein. This pattern of gene activity is called gene expression. The determination of patterns of gene expression is a broad measure of the function of a cell.

Microarray technology has accelerated the process of measuring gene expression. Microarray technology uses millions of DNA sequences attached to a solid surface in a dense matrix. Samples of cells and tissues from humans or animals are prepared, and the resulting mRNA is then labeled and exposed to the surface of the microarray. The labeled mRNA adheres to its counterpart DNA on the microarray, resulting in information which can then be analyzed to determine the level and pattern of gene expression within that tissue or cell.

While the biology of different normal and diseased cells can be evaluated by analyzing gene expressions patterns, there are also variations of the gene sequence for similar genes from individual to individual. These individual variations in gene sequence, known as SNPs, account for similar proteins working more or less effectively. These differences in protein function lead to individual variations in the effectiveness of drugs, susceptibility to disease, and toxicity of compounds. There may be hundreds or thousands of variations within any gene from one individual to another. There are thought to be about three million significant SNPs in the human genome, although not all of them have yet been discovered and the function for most is not known. These variations are determined by various methods and machines that allow a DNA sequence to be analyzed.

Different patterns of gene expression are associated with normal and diseased cells, as well as either the toxic or therapeutic effect that drugs can have on cells.

For example, a cancerous tissue can be compared to normal tissue to find aberrant gene activity that is associated with the cancer, and that information can be used to identify biomarkers (a molecular marker associated with a biological function) and targets and develop drugs to treat the disease. Using information about the human genome to develop drugs is called pharmacogenomics.

Normal cells can also be compared to cells that have been treated with a specific compound, to determine if that compound has a toxic effect on cells. Using information about how gene expression patterns vary when chemicals are toxic to tissues is called toxicogenomics.

The amount of information that is generated from sequencing three billion base pairs of DNA and using microarrays to look at gene expression patterns in tens of thousands of biological tissues and processes could not be stored and analyzed if it were not for advances in information technology that occurred with the development of computers and the internet. The science of using computers to capture and understand biology is known as bioinformatics.

Besides gene expression data, there are many other methods to look at biological function. In addition to the many traditional methods, there are also new methods which are being developed. Some of these include:
•
Metabolomics, which is the measurement of proteins that have been used or changed in performing their function. This information can be used to determine what pathways and biological functions have been active.

•
Proteomics, which is the measurement of many proteins at once to analyze patterns of protein production and use. Proteomics measures proteins while gene expression measures mRNA. However, proteomics is much more difficult to do because there are millions of rapidly changing types of proteins as compared to tens of thousands of types of mRNA molecules.

•
In vivo imaging, which is the use of imaging technologies to visually see where potential drugs are attaching to biological targets in animals. This can be done by putting either a label or tag on the compound of interest, injecting the labeled compound into a test animal, and using a machine to see where the labeled compound actually goes. Alternatively, the animal itself can be genetically modified so that a particular biological pathway or target is labeled in the animal. When that biological pathway or target is activated by a test compound, a signal from the tag can be seen using special imaging machines.

•
In vitro (“in dish”) screening, which is the use of cells grown in culture to evaluate how compounds cause the cells to change or react. There are many different measurements that can be made on the cells. The cells used in these assays can also be genetically modified so they indicate a particular process or pathway in the cell that is being activated.

Gene expression and other methods of looking at biological functions are critical to pharmaceutical companies’ drug development processes. The current model for drug development is based on developing a systematic understanding of biology. Pharmaceutical companies develop drugs by seeking specific proteins that could be therapeutic targets. These companies then seek chemical compounds that could modulate or manipulate the targets in a way that would have a therapeutic effect. Scientists have the ability to screen large libraries of compounds using high-throughput automated systems against biological targets to identify potential therapeutic compounds that will modulate these targets. But, first, scientists must identify the targets, from among the 3,000 to 5,000 human genes that might produce proteins. One efficient way to identify these targets is using gene expression data produced from normal and diseased human tissues as well as from animal models and cell lines.

The process of drug development is expensive, time consuming and risky. On average it takes 13 years from the beginning of the discovery effort to get a drug to market. During this time, a company will typically have filed one or more patent applications, but since patents have a maximum term of 20 years from the date of the initial filing, the period during which the drug is being evaluated and ultimately approved uses up a significant part of the period of exclusivity provided under patent law. Current studies estimate the overall success rate of a compound making it to market is 8% and the overall cost of developing a compound is between $800 million to $1.2 billion. On average, research and development costs have been doubling every five years, yet success rates for getting drugs to market have been flat or declining.

Today, drug discovery and development in the United States generally consists of the following steps:
•
Discovery. Discovery is the process of identifying new biological targets and the compounds that can affect them. Targets must be identified, prioritized and validated. Gene expression data has been very useful in target identification and prioritization, but the process of target validation remains tedious, expensive and time-consuming. Through lead discovery and lead optimization, compounds that can affect identified targets are tested, analyzed, modified and optimized, using information about potential toxicity, absorption, distribution, metabolism and excretion.

•
Preclinical Testing. Compounds that are being considered as drugs must be studied to determine if the compound will have unacceptable toxic effects and if it will be effective in treating the targeted disease or condition. Traditionally, prior to initiating studies in humans, a pharmaceutical company conducts laboratory and animal studies to show evidence of effectiveness and levels of toxicity. More recently, compounds can also be evaluated for potential toxicity using toxicogenomics and effectiveness using pharmacogenomics. Although the Food and Drug Administration (“FDA”) accepts pharmacogenomics data as part of an Investigational New Drug Application (“IND”) submission, it does not accept pharmacogenomics data as a substitution for the animal studies required as part of the IND submission process.

•
Investigational New Drug Application. After completing preclinical testing, the company files an IND application with the FDA for permission to test the compound in humans. The IND application shows results of previous experiments; how, where and by whom the new studies will be conducted; the chemical structure of the compound; how it is thought to work in the body; any toxic effects found in the animal studies; and, how the compound is manufactured. In addition, the IND application must be reviewed and approved for ethical issues and protection of patient rights by the organization’s Institutional Review Board. Once the trials commence, progress reports on clinical trials must be submitted at least annually to the FDA.

•
Clinical Trials. These tests involve a series of studies (Phase I, II and III) involving up to several thousand patients over a multi-year period. These tests assess safety, appropriate dosage, and effectiveness in humans.

•
New Drug Application (“NDA”). Following successful completion of clinical trials, the company files an NDA application with the FDA. FDA approval of an NDA is required before any new drug can be commercialized.

•
Approval. Once the FDA approves the NDA, the new medicine becomes available for physicians to prescribe. The company must continue to periodically report to the FDA, including instances of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies (Phase IV) to evaluate long-term effects.

Additional uses for compounds (sometimes called drug repurposing or repositioning) to date have typically been discovered by accident. An example of this is the drug Viagra, which was initially developed to treat heart disease and is now much more widely used for treating sexual dysfunction.

Our Business

Genomics Division

Our Genomics Division includes proprietary gene expression and toxicogenomics databases, toxicogenomics services, software tools, and microarray data generation and analysis services (for gene expression and SNP genotyping), and other professional services. These services assist researchers in identifying and characterizing drug targets and biomarkers and can help predict potential human toxicity of drug candidates. Gene expression patterns and biological pathways in disease, genetic abnormalities, and mechanisms involved in drug efficacy and toxicity all help researchers make better informed decisions.

Our Genomics Division are based on gene expression results and clinical data from a collection of over 35,000 diseased and normal human and animal model tissues, as well as primary cells and cell cultures. These samples, together with relevant pathology and clinical data are collected from clinical centers, teaching hospitals, academic medical centers, standard toxicology animal lab studies and, in some instances, commercial providers. The samples in our BioExpress System represent more than 400 separate clinical disease indications with focused collection programs in critical therapeutic areas of greatest market interest, including oncology, cardiovascular, central nervous system, inflammatory and metabolic diseases. The samples in our ToxExpress System are primarily derived from animal liver, the primary toxicity response site, as well as animal heart and kidney.

We isolate and prepare the genetic material from these tissue samples and then analyze the genetic material through a high throughput, automated process using microarrays to determine gene expression. The results of this analysis and the corresponding pathology and clinical or experimental information for each sample are compiled using our software and bioinformatics capabilities, resulting in reference databases and software tools that are the foundation of our Genomics Division.

Our Genomics Division currently comprises the following offerings:

BioExpress System - The BioExpress System is a database that enables drug development researchers to use our data to: (i) investigate human disease and disease progression by identifying and prioritizing disease-associated gene targets through an understanding of gene expression patterns, genetic abnormalities, disease pathways and disease mechanisms of action, (ii) examine the interrelationship between the human genome, disease mechanisms and related individual clinical parameters, and (iii) identify potential disease biomarkers. The database comprises gene expression data derived from normal and diseased human and animal tissues and related pathology and clinical or experimental information about those samples.

BioExpress Disease and Custom Suites - The BioExpress Disease Suites and Custom Suites consist of subsets of BioExpress System data with matched normal tissue sample data. BioExpress Suites consist of information focused on a particular therapeutic area, including oncology, cardiovascular disease, central nervous system disorders, inflammatory and metabolic diseases, and normal human biology. Custom Suites consist of data subsets from multiple therapeutic specifically selected by the customer.

BioExpress Individual Samples - BioExpress Individual Samples are for customers who choose to study the gene expression data and associated clinical or experimental attributes of individually selected sample(s) from our BioRepository. These samples represent a variety of therapeutic areas, including oncology, cardiovascular disease, central nervous system disorders, inflammatory and metabolic diseases, and normal human biology.

ASCENTA System - The ASCENTA System is a web-based analysis system that contains selected, curated gene expression data sets from the BioExpress System. The ASCENTA System allows researchers, who may not have the necessary level of resources or bioinformatics experience, to effectively use a significant portion of the BioExpress System’s capabilities to quickly profile gene expression across major human diseases including multiple sclerosis, inflammatory bowel disease, and Parkinson’s disease. Its intuitive format and convenient summary data reports are organized into individual genes, pathways and gene families utilizing human, rat and mouse tissue sample sets related to relevant therapeutic areas, including inflammation, oncology, central nervous system disorders, cardiovascular disease and metabolic disease. Additional algorithms and visualization and summary tools help researchers identify key genes and biological pathways that possess distinctive expression characteristics and disease-related expression patterns.

SCIANTIS System - The SCIANTIS System is derived from the ASCENTA System and is intended to be a cost-effective way for researchers in academic, government, and non-profit institutions to obtain access to parts of the data and technologies in the ASCENTA System. The data contained in this web-based system can be utilized as a lab-bench companion tool and is useful for a number of research applications in the life sciences. Researchers can quickly profile the expression patterns of genes across a wide collection of human, rat and mouse tissues, making SCIANTIS a cost-effective alternative to common laboratory gene expression analysis techniques such as Reverse Transcriptase Polymerase Chain Reaction (“RT-PCR”) and Northern blotting.

Microarray Data Generation and Analysis Services - We offer a growing portfolio of services that enable customers to outsource the generation and analysis of gene expression and SNP genotyping information, primarily from customer-supplied biological samples. Our services are designed to deliver high quality, reproducible data in the customer’s preferred format. Recent portfolio additions include high-throughput SNP profiling using the Affymetrix GeneChip Mapping 500K Array Set and a proprietary gene expression profiling service specifically for primate studies. To provide their services, we use automation, state-of-the-art facilities and our expertise in sample handling, preparation, processing, and data analysis. Customers use this information to help make better decisions throughout their drug discovery and development process.

ToxExpress System - The ToxExpress System is a database consisting of gene expression profiles and associated experimental data from rat and canine tissues as well as rat and human primary hepatocytes. These samples include both normal samples and treated samples (i.e., samples that have been exposed to specific compounds with known toxicity). The information for each treated sample includes a “toxicity profile”, containing time-course, dose and other classical toxicology study information, supplemented with data from studies on primary human liver tissues and cells and other animal model tissues. The ToxExpress System data can be used to develop predictive models and to undertake mechanistic studies on acute and chronic human toxicity. Customers use the data to develop risk assessment/management strategies, and to prioritize leads in development.

ToxSuite Datasets - The ToxExpress System can be divided into compound, organ, and cell type-specific subsets collectively known as ToxSuite Datasets. ToxSuite Datasets consist of gene expression and experimental information focused on a specific area of interest or toxic end-point, including in vivo liver, kidney and heart and in vitro hepatocytes. Such specific studies allow researchers to add to their current databases and/or to screen individual compound classes suspected of causing a particular type of toxicity.

Toxicogenomics Services - We offer toxicogenomics-related services based on proprietary predictive models derived from our ToxExpress System and our experience in molecular toxicology, in vivo studies, microarray analysis and software and database development. Our toxicogenomics services can be used to predict toxicity, help select potential lead compounds and potentially help resolve unexpected toxicity by assessing toxicity risk across multiple animal models. These services include:

ToxScreen Reports - predict potential toxicity of candidate compounds based on our proprietary predictive toxicogenomic models and toxicity biomarkers. Our expanded offering includes rat liver, rat heart, and in vitro rat hepatocytes capabilities.

Molecular Mechanism of Toxicity (“MOT”) Services - provide analyses of gene expression changes to explain how specific compounds may exert and generate toxic effects in specific tissues and biological pathways.

Custom ToxExpress Services - apply the technologies of the ToxExpress System and our internal experts to customer-specific, compound-related questions and database needs related to resolving toxicity-based issues.

ToxShield Suite - The ToxShield Suite is an intuitive web-based system for use by toxicologists and drug safety scientists to assess and rank candidate compounds based on potential human toxicity, as determined using a rat liver model. Each ToxShield Suite report characterizes candidate compounds for potential predicted toxicity, proposes likely induced pathologies and finds reference compound matches from those included in the ToxExpress System.

Genesis Enterprise System Software - The Genesis Enterprise System Software is our enterprise-wide bioinformatics solution. It is a sophisticated and comprehensive software platform for warehousing, comparing, mining, analyzing and visualizing gene expression and clinical information. This software enables drug development researchers to compile and rapidly assess large data sets (including our proprietary data, customer-derived data and publicly available research data), and contains various tools for conducting sophisticated analyses of gene expression data.

Preclinical Division

Our Preclinical Division is our contract research organization and comprises in vivo research studies, including general and specialty toxicology studies, and related laboratory services. These services enable our customers to assess the safety and pharmacologic effects of candidate compounds for the purpose of submitting to the FDA an IND seeking approval to initiate human trials.

Our Preclinical Division includes the following:

General Toxicology Services - Our general toxicology services are the cornerstone of our Preclinical Division. We offer general toxicology studies designed to assess the safety and risk profile of pharmaceuticals, biologics, nutraceuticals, environmental contaminants and other chemical compounds. These studies can be conducted on multiple animal model types and use both basic and specialized routes of administering compounds to subjects. We conduct studies on acute toxicity, chronic toxicity, sub-chronic toxicity and carcinogenicity. For such studies, we may help our customers design their studies, conduct and document studies, analyze results and help guide our customers through the FDA regulatory process.

Specialty Toxicology Services - Our specialty toxicology services include:

Developmental and Reproductive Toxicology (“DART”) Services - provide a detailed evaluation of stages of animal model reproduction and development in order to estimate at which stages of human reproduction a candidate compound under development presents a potential risk.

Safety Pharmacology Services - investigate the effects of target compounds in mammalian species, primarily on the cardiovascular, respiratory and central nervous systems, and on the renal/urinary, gastrointestinal and immune functions.

Vaccine Testing Services - general toxicology-related tests designed to evaluate the safety and biodistribution of vaccines.

Laboratory Services - Our laboratory services group provides specialized laboratory testing related to:

Clinical and Anatomic Pathology - analysis of the effects and mechanism of action of test article in blood, serum, organs and tissues of animal models.

Analytical Chemistry - analysis of test article in terms of purity verification, product stability, dose verification, concentration verification, and pharmacokinetics in preclinical and clinical trial samples.

Immunology - combination of immunoassays for preclinical, toxicology and clinical studies, including custom assay development, assay validation and qualification, biodistribution evaluation and chemiluminescent detection to determine test article presence for safe dose level and immune response.

Drug Repositioning Division

The pharmaceutical development process is widely recognized as being expensive, time-consuming and risky, with a high failure rate. Billions of dollars have been spent to identify and develop biologically active compounds that do not ultimately succeed for various reasons, including (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety and toxicity issues; (iii) patient variability in responding to a drug candidate; and (iv) insufficient potential economic return for the company developing the drug candidate.

Using traditional methods, scientists have great difficulty in determining and evaluating the complete extent of biological activity of drug candidates under development. As a result, the development of drug candidates that have limited effectiveness in human clinical trials for the selected indication are often stopped, even though such compounds may be effective in treating other medical problems. Such alternative uses are often discovered by accident, most often as a result of clinical experiences. For example, Pfizer’s Viagra, which was originally intended to treat heart conditions in men, was repositioned following advanced clinical trials. Viagra is now used to treat sexual dysfunction.

Pharmaceutical companies have traditionally relied on two mainstream approaches to establish a robust compound portfolio - advancing internally developed candidates and in-licensing externally generated ones. The first approach continues to be time-consuming and expensive while the latter is limited by increased competition between pharmaceutical companies to in-license a finite number of quality drug candidates.

We believe our Drug Repositioning Division provides an efficient and relatively cost-effective approach for systematically uncovering a drug candidate’s biological activity and using it to discover new development paths. We have the ability to run a drug candidate through our entire repositioning technology platform in less than one year, allowing us the potential to quickly and efficiently discover possible new indications for a drug candidate. Our Drug Repositioning Division uses a technology platform that integrates technologies acquired from Millennium Pharmaceuticals in 2004 (and improvements we have made to those technologies) with our core genomics, toxicogenomics and in silico (in computer data) biology capabilities. We continue to invest in the necessary scientific and technological expertise in order to further refine and improve the technologies that are the basis for our approach to drug repositioning. Our Drug Repositioning Division currently has the ability to process more than 30 drug candidates per year.

In 2005, we grew the number of partnerships to reposition drug candidates for pharmaceutical companies beyond our agreement with Millennium and another pharmaceutical partner to include partnerships with Pfizer, Inc. and Roche. We do not expect to derive any significant revenue from milestones or royalties under these agreements in 2006.

The current emphasis for our Drug Repositioning Division is developing partnerships focused on the repositioning of stalled, failed or deprioritized drug candidates so that such drug candidates can be returned to clinical development. The drug candidates we are seeking are generally set aside due to issues other than serious toxicity. Currently, the agreements we have established with our pharmaceutical company partners require that we bear the up-front financial cost of identifying and, in some instances, the cost of conducting animal model studies to validate the potential new use in return for certain contingent payments or ownership positions (see “Contractual Arrangements”).

Our Drug Repositioning Division is led by highly experienced drug researchers and technology experts who use multiple, proprietary technology platforms (including in-licensed technologies) for discovering potential new development paths for our partner’s drug candidates. Our partnerships to date have focused on the application of our indication-seeking technologies. We are evaluating the potential to expand our Drug Repositioning Division into drug selection and finding additional indications for drugs already on the market for our pharmaceutical partners.

In 2005, we initiated work on more than 30 drug candidates, and we expect to continue to maintain this capacity in 2006.

The technologies used in our Drug Repositioning Division currently consist of:

Indication-Seeking Technologies - We believe that no single technology is adequate to assess the effect of a compound across complex biological processes. Our multi-platform solution allows us to systematically and efficiently evaluate a range of biological activity that potentially may be affected by a drug candidate, including its potential effect on a wide variety of diseases without requiring a prior disease-specific hypothesis. The technologies we use to develop hypotheses about which diseases a drug candidate may be used to treat include in vivo (in life), in vitro (in dish), in silico (in computer data), and ex vivo (outside organism) assessments of a drug candidate at the DNA, RNA, protein, pathway, and cellular levels. Potential alternative therapeutic uses can then be validated through a study using an animal model related to the new disease indication performed either in our laboratories or those of a third-party service provider or by our pharmaceutical partners.

Real-Time In Vivo Animal Imaging - We are using in-licensed technology in conjunction with proprietary protocols and procedures to create an optimal imaging program that allows the pharmacological action of a compound in organs and tissues to be visualized non-invasively using genetically engineered mice. This technology allows us to determine which organs are impacted by the compound, timing of the response and biological pathway information.

Ex Vivo Multiplex Bioanalytics - Using sophisticated laboratory automation and proprietary targeted separation and analysis techniques, we can simultaneously measure levels of biomolecules in certain biological fluids collected from a compound-treated animal. By comparing the levels of biomolecules in treated animals to those in normal animals, we can identify activity caused by the compound which may signal potential alternative disease indications.

In Vitro Molecular Pharmacology - Powered by sophisticated robotics and software, part of our technology platform allows us to apply a compound to a large number of cell types to identify pathways that may be activated or repressed by the compound. Another technology enables us to apply a compound to cells in a broad panel of cellular assays, each of which represents one or more relevant diseases, to measure the impact of the compound on the diseases.

In Silico Biology - Our existing genomics capabilities enable us to find close relatives of the target protein in the genome, major and minor sites of expression of the target in the body, disease conditions that alter the expression of the target and a host of additional drug target parameters. We use the BioExpress System and our proprietary algorithms and biostatistical expertise to identify pathways and cell regulatory patterns to understand a compound’s mechanism of activity in any organ of interest.

In the future, we may also use the following technologies:

Variable Drug Response Technologies - Drug candidates sometimes provide inconclusive or conflicting results due to the fact that individual humans may metabolize compounds differently and therefore may react differently to a particular compound. For example, some humans may metabolize a drug more slowly than others and thus get a stronger dose than is desirable. We are currently assessing the development of a series of variable drug response technologies that could potentially help uncover such variable responses by assessing the potential role of common genetic variants of drug metabolizing enzymes in clinical outcomes for a given drug candidate. This program could assist customers in developing tests or criteria that can indicate appropriate dosing for individuals, thus making a drug candidate safer or more effective.

Customers, Sales, Marketing and Customer Support

During 2005, two Genomics Division customers each accounted for 10% or more of our total revenue. In addition, our top five customers accounted for approximately 37% of our total revenue in 2005.

The following table sets forth information on the composition of our total revenue by geographic region for each of the last three fiscal years:

	Geographic Region
For the year ended:	North America	Pacific Rim	Europe
December 31, 2005	51%	29%	20%

December 31, 2004	54%	32%	14%

December 31, 2003	48%	34%	18%

We market and sell the services of our Genomics Division primarily to pharmaceutical and biotechnology companies based in North America, Japan and Europe. We are expanding our marketing and sales efforts for our Genomics Division into additional markets worldwide, including government, non-profit and academic research centers. We market and sell the services of our Preclinical Division to pharmaceutical and biotechnology companies based in the United States and to United States Government agencies. We market and sell the capabilities of our Drug Repositioning Division to pharmaceutical companies based in North America, Japan and Europe. We conduct our sales activities primarily through our direct sales force.

Genomics Division

We have a representative in Japan who assists us in making sales and provides marketing advice and support in connection with our Genomics Division. We pay our representative a fee based on the services licensed or sold as a result of the representative’s efforts. Prior to this arrangement, we had an arrangement with another representative, until July 2005, pursuant to which the representative received a share of revenues it generated for us in Japan. We also have an agreement with a distributor to distribute our SCIANTIS System to academic, government and other non-profit research organizations in 32 countries on a non-exclusive basis and in Japan on an exclusive basis.

As part of our international expansion efforts, we maintain our own customer service support groups in Japan and the United Kingdom. These groups provide technical and customer support to our customers in Japan and Europe.

To address the needs of our Genomics Division customers, we provide pre- and post-sales support activities through our genomics services and software support group, including technical demonstrations, planning and implementation of initial deployment and new and ongoing training, regular content updates, software upgrades, on-going support and follow-on training.

Preclinical Division

Our Preclinical Division staff, including study directors, toxicologists, pathologists and chemists, provide support for our Preclinical Division customers throughout the duration of each study, including prior to study commencement (development of testing protocol and regulatory guidance), during the study (real-time testing progress reports and monitoring) and post-study (analysis and reporting of study results).

Drug Repositioning Division

We have a team of business development professionals with diverse pharmaceutical and consulting experience who lead contract negotiations with potential pharmaceutical partners. Once a contract is signed, members of both the technology and business development groups interact with each pharmaceutical partner on a regular basis. We expect to continue to expand the staffing of our Drug Repositioning Division in future periods.

Research & Development

Research and development expenses for the years ended 2005, 2004 and 2003 were $6.8 million, $2.4 million and $2.1 million, respectively. Of our total R&D expense for the years ended 2005 and 2004, most of the costs were associated with our Drug Repositioning Division.

A majority of our research and development expense consists of investments in the development of the technologies and related business infrastructure required to commercialize our Drug Repositioning Division. The technologies we acquired in 2004 from Millennium represent a significant portion of our Drug Repositioning Division technology platform. In connection with the acquisition, we agreed to spend at least $8.5 million over the first eighteen months to develop and commercialize these technologies. This initial investment requirement was achieved in 2005. In addition, we are required contractually to invest up to an additional $6.0 million over the subsequent twelve months. Based on the amount we have already spent, as of January 1, 2006 we have a remaining contractual obligation of $1.9 million.

A smaller portion of our research and development expense consists of general technology and process improvements related to our Genomics Division. This portion of our research and development is focused on developing new applications and licensing or acquiring technologies to serve as platforms for the development of new gene expression, SNP genotyping and other molecular-based solutions. We continue to research methods to improve the production of our gene expression data and decreasing the size requirements for tissue samples. We also continue to invest in expanding our predictive toxicogenomics models for use in both our ToxExpress System database and our toxicogenomics services, such as ToxShield. We are also investing in new technologies to improve the throughput of our in vitro toxicogenomics models. We will continue to review other technology platforms and monitor related industry trends. Additions to the content of our BioExpress or ToxExpress System databases and related services are accounted for as database production expenses not research and development.

Contractual Arrangements

Genomics Division

We expect that a majority of our Genomics Division revenue will continue to be derived from subscription agreements. Typically, our customers enter into multi-year agreements for our larger databases (and annual or multi-year agreements for certain of our smaller databases) to obtain non-exclusive access to all or parts of our gene expression and toxicogenomics databases. These agreements may be for a full database or a portion of a database tailored to a customer’s needs and most relevant to their drug development strategy. One of our subscription agreements contains specific content update requirements that, if not met, could result in a reduction in license fees. Pricing for these subscriptions is generally dependent upon such factors as the database solution being offered, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party. Many of our agreements require us to update our data on a periodic basis.

In certain circumstances, customers may acquire a perpetual license to use certain information from our large databases. During 2005, a number of our pharmaceutical customers purchased perpetual licenses to various components of our databases. Pricing for perpetual licenses to data is generally dependent upon such factors as the data solution being offered, the extent and type of use by the customer and the number of users at the customer site. Some of our customers purchasing perpetual licenses continue as customers purchasing additional services, including licenses to other databases and microarray data generation and analysis services.

We also derive a smaller but growing percentage of our revenue from a combination of toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions (e.g., ASCENTA System and ToxShield). These services and the scope of the services we provide are based on the customer’s needs. Pricing for these services is generally dependent upon such factors as the number of samples or compounds analyzed, the type of analysis performed, the starting material provided by the customer, the type and source of GeneChip microarray used for the services and requirements for customization. Generally, contracts for services may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

Preclinical Division

Preclinical Division revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with United States Government agencies. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Drug Repositioning Division

We have partnerships to reposition drug candidates for pharmaceutical companies. Under these agreements we do not receive up-front revenue, other than the up-front fees paid to us by Millennium related to our assessment of a single drug candidate. We are entitled to receive milestone payments in the event that a drug candidate is returned to the partners’ development pipeline and, if a drug candidate begins commercial sales, we would be entitled to a percentage of royalties based on actual sales or other compensation. Each partner has agreed to provide a stated number of drug candidates during the term of the applicable agreement, from which we can select those to be introduced into our drug repositioning pipeline. We will conduct repositioning assessments on those drug candidates at our expense and will inform our partners of any new possible indications we identify for these drug candidates. In some instances, our partners have the right to elect to have us conduct mutually agreed upon animal model validation studies based on our hypotheses, which may be partially or entirely at our expense. Validated drug candidates would then be returned to a partner’s pipeline at its sole election. If a partner elects not to pursue a new use we identify, we may have the option to develop, license and commercialize such use, subject to payments of success-based milestones and royalties to our partner. If we acquire such rights, we could elect to either (i) out-license the development rights to such drug candidate without further development on our part, or (ii) continue to develop the drug candidate, either through our own resources or with a development partner, to a point where we can more effectively out-license the drug candidate to a third-party for final development and commercialization. In some instances, our partnerships provide us with an opportunity to acquire a full or partial ownership position in the drug candidate in exchange for paying a portion of the development costs. In these instances, we would pursue development of these drug candidates either through a third-party arrangement or by continuing to develop them to a stage when they could be out-licensed.

We do not expect to derive any significant revenue from milestones or royalties under these agreements in 2006.

Competition

Our competitors are generally different in each of our business segments.

Genomics Division

Our Genomics Division competes with internal capabilities of pharmaceutical and biotechnology companies and universities worldwide which may choose to use genomics technologies to generate for their own use similar sets of gene expression or SNP data. To a lesser extent, we also compete with commercial providers who offer less extensive and, in certain instances, population-specific data (e.g., deCODE genetics, Inc.). In addition, at least one privately held company that we know of (e.g., Iconix Pharmaceuticals, Inc.) licenses an alternative toxicogenomics database and provides predictive toxicogenomics services that compete with our toxicogenomics services. In addition, we face increasing competition from a variety of public and private companies in the area of microarray data generation and analysis services, including Expression Analysis, Inc., Clinical Data, Inc., and Icoria, Inc. However, we currently believe there are no commercially available gene expression databases of comparable size and scale to that of our BioExpress and ToxExpress System databases. Our services compete on the basis of: scope and quality of services offered; price; speed of delivery of specific services; strength of reputation; size of our databases and of our staff; alternative technologies; expertise and experience in specific technological and scientific areas; subject focus of genomics and toxicogenomics data sets and technologies; our ability to acquire, handle, process, store, analyze and present complex gene expression data and clinical annotation information in a timely, quality controlled and accurate manner; and, our ability to integrate proprietary gene expression data with publicly available and other third-party generated data sets.

Preclinical Division

The preclinical contract research industry in the United States is dominated by two large companies: Covance, Inc. and Charles River Laboratories International, Inc. There are other providers, including mid to small, public and privately held contract research organizations and internal capabilities of drug development companies and universities. We are a niche provider in the preclinical contract research services segment; our market share of preclinical research services is small relative to that of our primary competition. Our services compete on the basis of: scope and quality of services offered; speed of delivery of specific services; strength of reputation; size; the type of capacity available within our preclinical research facilities; our relative reputation for consistent, on-time and high quality performance in completing preclinical research studies; our relative ability to acquire, process, analyze and report data from preclinical studies in a timely, quality controlled and accurate manner; compliance with regulatory standards; and, the availability of animals for use in studies.

Drug Repositioning Division

Currently, a number of pharmaceutical and biotechnology companies are attempting to perform repositioning for their own candidate drugs. In addition, there are companies attempting to reposition candidate drugs on behalf of drug development partners, including Perlegen Sciences, Inc., BG Medicine, Vicus Biosciences LLC, Vanda Pharmaceuticals Inc. and CombinatoRX Inc. We believe our competitors’ offerings are generally based on a single, or otherwise limited, biological approach and we are not aware of any existing competitor that has developed, or is in the process of developing, a comparable suite of technologies to that employed by us. Other companies, some of whom are not doing repositioning work, have individual technologies that could directly compete with components of our drug repositioning technology platform. Certain pharmaceutical companies have begun to assemble efforts in repositioning using their own existing technologies. However, we do not know whether their existing technologies have yet been developed to enable a rapid, cost-effective approach to systematically and efficiently evaluate the broad range of biological activity of a compound, including its effect on a wide variety of diseases, without requiring a prior disease hypothesis. Because drug repositioning is a relatively new field, we compete primarily with internal research and development departments of pharmaceutical companies.

Backlog

We record an order backlog only for our Preclinical Division, which includes studies and projects that are performed over periods ranging from a few weeks to several years. Our order backlog is comprised of specific commitments under signed task orders and other written obligations, and in the case of certain government contracts, includes contracts wherein funding has been committed but not yet assigned to a specific project. We exclude from our backlog revenue on studies already commenced and previously recorded. Cancelled or terminated contracts are removed from our backlog. Our aggregate backlog at December 31, 2005 and 2004 was $16 million and $18 million, respectively.

We believe our backlog as of any date is not necessarily a meaningful indicator of future revenue from our Preclinical Division for a variety of reasons, including the following. First, studies vary in duration. For instance, some studies that are included in the December 31, 2005 backlog may be completed in 2006, while others may be completed in later years. Second, the scope of studies may change. For instance, studies may be terminated, reduced or increased in scope or delayed at any time by the customer, which may either increase or decrease their value. Signed, but delayed, contracts remain in our backlog unless and until a customer decides to cancel the particular study or service. Third, the success or failure of a study may affect the future development of a product or may result in cancellation or modification of subsequent studies.

There can be no assurance that any amounts indicated under our backlog will be recognized as revenue at any point in the future, if at all.

Suppliers

Genomics Division

To build our genomics and toxicogenomics databases that are the basis of our Genomics Division, we enter into collaboration agreements from time to time with institutions or individuals (including a few commercial providers), to obtain specific tissues, blood samples and cell lines and associated experimental or clinical data. We pay fees under these agreements and, in the case of non-commercial providers we may provide access to software and to certain gene expression data and financial support for the collaborator’s research. Non-commercial collaboration agreements typically have a term of two to three years, subject to automatic renewal unless earlier terminated by either party. Since we’ve already compiled a broad base of general data, our efforts are currently focused on the procurement of special, high-value, difficult to obtain and rare samples. We continue to believe that none of these collaboration agreements are individually material to our operations because any one can be replaced on comparable terms with another provider. In 2005, the annual amounts payable pursuant to each non-commercial collaboration agreement generally ranged from less than $15,000 to $300,000. The costs associated with these agreements are included in our database production expenses as the tissues are used. In 2005, these costs in the aggregate were $1.6 million.

To generate the gene expression data in our genomics and toxicogenomics databases and to provide microarray data generation and analysis and other services and solutions as part of our Genomics Division, we use Affymetrix, Inc. (“Affymetrix”) microarrays, reagents, instrumentation and software. We recently renegotiated, for a one year term, our supply and license agreement with Affymetrix due to the expiration in December 2005 of our prior agreement. Under terms of the renegotiated agreement, we are obligated to grant to Affymetrix a non-exclusive, royalty-free license to certain inventions we make related to their microarray technology and, under certain circumstances, to offer to negotiate with them a non-exclusive, royalty-bearing license for certain inventions we make related to sample processing. We also have agreed to purchase in 2006 a minimum of $7.6 million of microarrays, HTA plates, reagents, services under maintenance and service agreements and/or instrumentation. In addition, we are not required to pay annual license fees to Affymetrix nor royalties on any database licenses and sales commencing in 2006. The agreement also sets prices for the products, reagents and instrumentation we purchase from Affymetrix. The agreement is terminable by either party if the other party defaults under the agreement and after written notice from the non-defaulting party fails to cure the default during the applicable cure period.

In the past, we also purchased from Affymetrix a reagent made by Enzo BioChem (“Enzo”). As first reported in 2004, in late 2003 Enzo terminated its distribution agreement with Affymetrix and filed suit against Affymetrix alleging in part that Affymetrix had agreements with us and other named customers to supply the reagent for use in potential violation of their rights. Subsequently, Affymetrix denied Enzo’s claims, filed counterclaims and also introduced a new alternative reagent, which we are using. The lawsuit is currently in the discovery and pretrial hearing stage.

Preclinical Division

For our Preclinical Division, we are not dependent on any particular suppliers of animals or services. We purchase the animals used for the studies from a number of different suppliers.

Drug Repositioning Division

In our Drug Repositioning Division, we have a non-exclusive license and sublicense from Promega Corporation (the “Promega License”) to use the luminescence technology we use in our real-time in vivo animal imaging. The term of the agreement is for the life of the relevant patents, unless earlier terminated upon breach by either party, bankruptcy or termination of Promega’s rights by an academic institution that holds certain rights to a portion of the technology (in which case we would seek separate licenses from Promega for its technology and directly from the institution). Under the terms of the agreement, we paid Promega an initial fee and we pay Promega an annual license maintenance fee and royalties on luminescent assay reagents we use that are not purchased from Promega. We also have a non-exclusive license with Xenogen Corporation (the “Xenogen License”), for which we pay an annual license fee to use the Xenogen Imaging Technology and certain related software in connection with our use of certain imaging equipment we purchased from Xenogen for use in performing real-time in vivo animal imaging. The term of the Xenogen license ends in 2008, with a three year renewal option, subject to earlier termination if we fail to make timely payment or otherwise breach the terms of the agreement and we have agreed to indemnify Xenogen and certain other persons and entities for liability resulting from our use of the technology.

Intellectual Property Rights

As of December 31, 2005, we had exclusive ownership or license rights to 58 issued patents, 25 of which are United States patents, and 107 patent applications, 54 of which are United States utility (non-provisional) or provisional patent applications. We do not at this time believe that any single patent or application is individually material to our business.

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

In the areas of genomics, toxicogenomics and  bioinformatics technologies related to these capabilities, we seek patent rights primarily to protect our freedom to operate, and to obtain whatever exclusivity may be available under a given patent that relates to our main service offerings. We apply for patent protection on methods of obtaining and using genomic information and on databases, software, and user interface tools relating to the management and use of such information. Our applications may also contain claims to methods of identifying and using gene expression profiles and genetic markers, claims to novel genes and gene fragments, and claims to novel uses for known genes or gene fragments. We also actively file patent applications on technologies and methodologies we have developed in the field of toxicogenomics. Our toxicogenomics patent applications contain claims that cover methods of predicting toxicity, toxicity markers, statistical models, and other inventions related to our toxicogenomics program.

We have a worldwide, nonexclusive, fully paid, non-transferable license for the life of certain patents from Incyte Corporation (“Incyte”) (formerly Incyte Genomics, Inc.), obtained in connection with the settlement of certain litigation in 2001, to use i) a process that Affymetrix recommends we use in the preparation of samples for use with the Affymetrix GeneChip platform; and ii) certain patent rights related to the development and use of certain types of databases. The samples and process may only be used to generate gene expression data for use in research and development. The license may be terminated by Incyte under certain limited circumstances if we: i) use certain patents outside of the permitted field of use, or induce another party to do so; ii) violate certain agreements regarding any future disputes between the parties involving these patents; or iii) violate the confidentiality provisions of the agreement. If Incyte were to terminate the license agreement on the grounds that we materially breached such agreement and if we dispute such claim, the party in whose favor the court finds would be entitled to an agreed-upon payment from the losing party. Likewise, if we claim Incyte has materially breached the License Agreement and if Incyte disputes such claim, the party in whose favor the court finds would be entitled to an agreed-upon payment from the losing party.

Under the terms of our supply agreement with Affymetrix described above under “Suppliers,” we have the right to use Affymetrix products, software, systems and database patent rights to generate and use databases, license the data in such databases to third parties and provide sample processing services to generate and analyze data for a customer’s internal use for research and development. In addition, we are obligated to grant to Affymetrix a non-exclusive, royalty-free license to certain inventions we make related to their microarray technology and, under certain circumstances, to offer to negotiate with them a non-exclusive, royalty-bearing license for certain inventions we make related to sample processing.

For our Drug Repositioning Division, we have acquired or obtained licenses to use certain intellectual property rights and technologies from Millennium, Xenogen and others, and we will, from time to time, continue to acquire and obtain licenses to use intellectual property rights and technologies as needed for our Drug Repositioning Division. We will also pursue patents, where appropriate, on new enabling technology used in our Drug Repositioning Division. Certain agreements with partners having rights to known drugs, under which our Drug Repositioning Division seeks new therapeutic uses for such compounds, provide us with certain intellectual property rights to those new uses. Where such agreements permit, we will pursue global patent protection for selected new uses that we have found for known drugs.

Government Regulation

Genomics Division

Our Genomics Division depends upon our continued access to and use of tissue samples and related clinical data, which are affected by regulations governing disclosure of confidential personal data, such as regulations governing the disclosure of medical information, issued by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and applicable regulations of Canada and the European Union. We also, from time to time, perform certain experiments in our Genomics Division which must comply with applicable laboratory standards as prescribed by the Good Laboratory Practice (“GLP”) regulations promulgated by the FDA, which are more fully described under Preclinical Division below. We monitor our procedures to ensure that such procedures comply with applicable privacy regulations. The acquistion and use of human tissue by Gene Logic is generally subject to regulations imposed by the Internal Review Boards of the organizations providing such materials and to the requirements for patient informed consent.

Preclinical Division

Our Preclinical Division is subject to various regulatory requirements designed to ensure the quality and integrity of our testing processes. Our standard operating procedures are written in accordance with applicable regulations and guidelines for operating in the United States. The industry standards for conducting preclinical laboratory testing are embodied in GLP regulations promulgated by the FDA. In the United States, for studies intended for regulatory submission, GLP compliance is required by the FDA and the United States Environmental Protection Agency (“EPA”); foreign governments may require our North American customers to comply with certain regulatory requirements of other countries (in order to gain approval within these countries), such as regulations promulgated by the Japanese Ministry of Health, Labor and Welfare (“MHLW”) and Ministry of Agriculture, Forestry and Fisheries (“MAFF”), and in Europe, the Organisation for Economic Co-operation and Development (“OECD”). GLP regulations specify requirements for facilities, equipment, and professional staff and standardized procedures for conducting studies, including procedures for recording and reporting data and for managing study materials and records. In addition, we have established a required quality assurance program that monitors ongoing compliance with GLP regulations by auditing test data and reporting and conducting inspections of testing procedures. To further ensure the quality of our Preclinical Division, we have also instituted dedicated programs for improving processes and quality, which review study data and study reports on the basis of accuracy, completeness and compliance with applicable regulations.

Our Preclinical Division is subject to periodic inspection by the FDA. As a result of an inspection in October 2003, we received an FDA Warning Letter (the “FDA Letter”) in February 2005. The FDA Letter focused on issues related to two preclinical studies conducted in 2001 and 2002 by TherImmune Research Corporation, prior to its acquisition by us in 2003. The issues related to how the studies were conducted and to certain recordkeeping procedures. We worked cooperatively with the product sponsors for the two studies to address the issues raised by the FDA Letter. We submitted our response to the FDA addressing each of the violations cited in the FDA Letter identifying corrective actions we have taken, for further consideration by the FDA. Although we do not believe any further action by the FDA with regard to this report is likely, there can be no assurance that the FDA will not take further action.

The FDA is required to inspect our facilities every two years. In August 2005, the FDA conducted a new inspection. At the conclusion of the inspection, they noted four observations, three of which also related to studies done prior to the acquisition of TherImmune by us and one of which related to services provided by a third party subcontractor. The inspection did not note any continuation or recurrence of discrepancies identified in the FDA Letter. We have responded to the FDA indicating how we were going to respond to those observations and improve our processes to make sure those issues relating to the noted observations did not recur and we subsequently reported to the FDA that we had taken corrective actions and implemented changes to prevent any recurrence of the noted observations. Although we do not believe any further action by the FDA with regard to this report is likely, there is no assurance that the FDA will not take further action.

Our laboratory testing facilities are also subject to a variety of national, regional and local laws and regulations, including the Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture (“USDA”). These regulations establish the standards for the humane treatment, care, use and handling of animals by dealers and research facilities. Our laboratory testing facilities maintain standard operating procedures and the documentation necessary to comply with such regulations. In addition, our laboratory testing facilities are accredited by the American Association for Assessment and Accreditation of Laboratory Animal Care (“AAALAC”), are registered with the United States National Institutes of Health Office of Protection for Research Risks (“OPRR”), and comply with The Office of Laboratory Animal Welfare (“OLAW”) regulations.

In connection with sales of the services of our Preclinical Division to United States Government agency customers and United States Government contractors, we are also subject to applicable government procurement laws, rules and regulations, including the Federal Acquisition Regulations (“FAR”) and supplemental agency regulations.

Drug Repositioning Division

Similar to our Preclinical Division, although on a smaller scale, our Drug Repositioning Division operations in our Cambridge, Mass. facilities are subject to a variety of national, state and local laws and regulations, including the Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture (“USDA”). These regulations establish the standards for the humane treatment, care, use and handling of animals by dealers and research facilities. In addition, our Cambridge facilities are registered with the United States National Institutes of Health Office of Protection for Research Risks (“OPRR”) and comply with The Office of Laboratory Animal Welfare (“OLAW”) regulations. Our Cambridge, Mass. facilities maintain standard operating procedures and the documentation necessary to comply with such regulations.

General

All of our laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling, storage and disposal of medical specimens, laboratory materials and hazardous waste and radioactive materials and the safety and health of laboratory employees.

The Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety, which require us follow certain procedures including providing ongoing training and proper equipment for employees working in our facilities. Our employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

The use of controlled substances in our laboratory testing facilities is regulated in the United States by the United States Drug Enforcement Administration (“DEA”) and relevant state and local agencies. All of our laboratories using controlled substances for testing purposes are subject to licensure by the DEA and applicable state agencies.

The regulations of the United States Department of Transportation and the United States Postal Service apply to the transportation of laboratory specimens via surface and air.

Seasonality

Customer purchasing patterns do not show significant predictable seasonal variation.

Human Resources

As of December 31, 2005, we had 434 employees, consisting of 430 within the United States, and 4 who reside in Europe or Japan. Most of our employees are engaged directly in research, development, production and marketing and sales activities. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

We maintain a website at www.genelogic.com. However, material contained on our Internet site is not incorporated by reference into this Form 10-K. We make available free of charge on or through our website our SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

ITEM 1A. RISK FACTORS

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

Risks Related to Our Genomics Division

To generate revenue growth and sustain profitability, we must retain existing and obtain additional customers for our Genomics Division and develop new and improved services.

Our strategy depends, in part, on continued growth in revenue from our Genomics Division. To achieve such growth, we must extend existing subscriptions and expand the scope and revenue potential of agreements with existing customers and develop new customers. Each of the subscription agreements that we have with our Genomics Division customers is for a specific term. These agreements may be terminated by either party in the event of breach or bankruptcy. If subscription agreements with major customers are terminated or expire and are not extended, or existing customers fail to buy additional services, or if we fail to enter into subscription agreements with new customers, our business could suffer.

In 2006, subscription agreements with five customers will expire by their terms and two agreements may terminate at the customer’s election. We received notice from one such customer of its election to terminate its agreement in 2006 and the other customer did not elect to exercise its right to terminate its agreement early. These agreements accounted for 20% of our total 2005 revenue and 28% of our 2005 Genomics Division revenue. There is no assurance that the remaining agreements scheduled to expire will be extended or that any agreements resulting from our discussions with such customers will be on terms comparable to, or as favorable to us as, the existing subscription agreements.

Our future growth is also dependent upon continuing to expand our services offering and potential customer base through developing new and improving existing services and growing sales of our toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions (e.g., ASCENTA System and ToxShield).

If we fail to achieve any of these goals, our Genomics Division segment could experience financial losses and our entire business could suffer.

Our genomics and toxicogenomics databases require continual upgrading and expansion, which may be difficult or expensive.

To continue to build our Genomics Division, we require timely access to normal and diseased human and animal tissue samples, other biological materials and related clinical and other information. Specific tissue and blood samples that we believe will enhance the content of our databases may be difficult to obtain or may not be available on terms acceptable to us. In addition, government regulation in the United States and foreign countries could restrict access to, or use of, human and other tissue samples and related data. If we lose access to sufficient numbers or sources of tissue samples or if tighter restrictions are imposed on our use of the information generated from tissue samples and related data, our Genomics Division may suffer.

Approximately every two to three years, certain changes in the microarray platforms that we use from Affymetrix may be necessary and require us to upgrade the content of our databases, which is time-consuming and requires significant expense. Future upgrades could be more frequent, costly or difficult or some customers may want the databases to be reproduced on a different technology platform, which would be costly to implement. In 2005, we completed the upgrade of our BioExpress System database using the latest human GeneChip microarrays from Affymetrix. In 2006, we expect to upgrade our ToxExpress System database using GeneChip microarrays from Affymetrix.

The genomics industry is competitive and evolving rapidly, and our Genomics Division may become obsolete or fail to be sufficiently useful.

Competition exists among entities attempting to identify genes associated with specific diseases, conduct toxicity testing of compounds and develop products and services based on these discoveries. Our Genomics Division directly competes in these areas with pharmaceutical and biotechnology companies and other companies providing services to these industries, academic and non-profit institutions and government or other publicly funded agencies, both in the United States and abroad. We are aware that these entities are using a variety of gene expression analysis methodologies, including the use of microarrays, to attempt to identify disease-related genes and to develop and make available databases of gene expression and toxicogenomics data. In some cases, such databases and other genomic data may be publicly available, but to our knowledge none of such databases are comparable in scope or utility to ours. In addition, certain pharmaceutical companies are developing in-house genomic research programs. To compete against existing and future technologies, we will need to continue to be able to demonstrate to potential and existing customers that the technologies and capabilities supporting our Genomics Division and, specifically, the BioExpress System and ToxExpress System databases, are superior to competing technologies and/or other gene expression-based resources.

Our Genomics Division could become less competitive if we are not able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies. The roles of genes in human biology and pathology are still being discovered. Few therapeutic products based on gene discoveries have been commercialized to date. If our customers no longer find genomics and/or toxicogenomics information useful or such information becomes obsolete as a viable drug discovery and development resource, our existing and potential customers may lose confidence in our Genomics Division and our business may suffer.

The sales cycle for our Genomics Division is lengthy; we may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule we anticipate.

The sales cycle for multi-year subscriptions to our BioExpress and ToxExpress System databases is estimated at nine to 15 months, and in certain circumstances could be longer. The sales cycle for our other services, including toxicogenomics reports, microarray data generation and analysis and other professional services and solutions, may not be as long but is still a matter of at least several months. The lengthy sales cycle is caused by a number of factors, including our need to educate our existing and potential customers and sell the benefits of the services of our Genomics Division to a variety of groups within such companies. In addition, each agreement may involve the negotiation of unique terms. We may expend substantial effort with no assurance that a new or extended subscription or other agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, the timing and progress of our Genomics Division sales efforts. Accordingly, our results will fluctuate because it is not always possible to effectively time the initiation of new subscription agreements or extensions of existing subscription agreements, or predict the timing of any potential resulting revenue from such agreements.

We rely on microarrays and other products supplied by Affymetrix to build the underlying genomics and toxicogenomics data of our databases and to provide our microarray data generation and analysis services.

Our continuing ability to build and update the gene expression data that are the foundation of our databases depends in part on the ability of Affymetrix to supply us with adequate quantities of high quality microarrays and other products and to make available licenses of technologies to use such products. We also rely on Affymetrix microarrays to provide our microarray data generation and analysis services and on a new line of SNP-based microarrays to provide our recently launched SNP genotyping services. Affymetrix provides us with microarrays, reagents, instrumentation and software under an agreement that expires December 31, 2006. There is no assurance that we can renew that agreement on terms comparable to, or as favorable to us as, the current agreement. That agreement is also terminable if we breach the agreement and fail to cure any breach within the applicable cure period. If Affymetrix is unable or unwilling to supply us with the products and licenses we require on acceptable terms or if the microarrays are unavailable or defective or otherwise unreliable, we may incur additional database production costs and we may need to obtain alternative technologies. Alternative technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to such products could cause our Genomics Division to suffer by preventing or delaying our ability to provide our services or increasing the cost to generate additional content for our databases, as well as causing us to be delayed or unable to meet content update obligations under existing Genomics Division subscription agreements.

Risks Related to our Preclinical Division

The results of operations of our Preclinical Division will be adversely affected if we cannot obtain additional contracts to generate greater revenue from existing and new customers.

To reduce losses and achieve profitability in our Preclinical Division, we must obtain contracts to perform studies in order to generate greater revenue from existing and new customers and we must obtain the types of studies that can allow us to optimally use the capacity of our study facilities. Factors that could prevent us from obtaining adequate numbers, or appropriate types, of contracts for studies on a timely basis include the factors set forth in “Risks Related to our Preclinical Division” and whether we can provide competitive pricing vis-a-vis our competitors whose fixed cost structures are lower because of higher order volume and higher and better utilization of capacity, and whether the FDA Letter will continue to have a negative impact on our reputation for quality studies. In addition, demand by biotechnology and pharmaceutical companies for in-life animal studies to test the safety of their candidate compounds can fluctuate based on internal development pipeline issues, including whether they have candidates ready for such pre-IND studies and internal choices regarding resource allocation.

Failure to grow our Preclinical Division or the absence of viable strategic alternatives for this business could result in continuing material losses.

Our goal for our Preclinical Division is to improve its financial and operational performance. If we continue to experience suboptimal demand for our services, to experience underutilization of our capacity and to realize ongoing losses for this division and if we are unable to identify and implement acceptable strategic alternatives for the business, the Preclinical Division could cause us to continue to experience material losses.

Failure to provide quality studies could result in a loss of or inability to obtain additional business for our Preclinical Division.

If we fail to provide services with a level of quality acceptable to our customers (e.g., in compliance with agreed study protocols, operating procedures, regulatory requirements, industry standards and customer expectations), we may be required to repeat the study at our expense, or refund amounts paid to us for the study, and we may experience an adverse effect on our reputation and lose business.

Failure to comply with existing regulations could result in a loss of revenue or increased costs from our Preclinical Division.

Our Preclinical Division is subject to extensive regulation and we are subject to periodic audit for compliance by regulatory authorities, including the FDA and the DEA. Any failure on our part to comply with applicable regulations could result in the termination of ongoing studies or the disqualification of data for submission to regulatory authorities or other regulatory action. If this were to happen, we could incur additional compliance costs or be subject to additional regulatory restrictions, we could be contractually required to repeat a study at no further cost to our customer or refund the cost of the study and customers might choose not to enter into or to renew contracts for our Preclinical Division in the future.

We are also accredited by an industry approval group named The Association for Assessment and Accreditation of Laboratory Animal Care International, commonly referred to as “AAALAC”. AAALAC is a private nonprofit organization that promotes the humane treatment of animals in science through a voluntary accreditation program. Generally, our customers insist that their vendors be AAALAC accredited and, if we were to fail an inspection or lose our accreditation, our Preclinical Division would be severely impacted. In addition, our use of animals for our Preclinical Division is also regulated by the United States Department of Agriculture.

Our Preclinical Division is subject to periodic inspection by the FDA. As a result of an inspection in October 2003, we received an FDA Warning Letter (the “FDA Letter”) in February 2005. The FDA Letter focused on issues related to two preclinical studies conducted in 2001 and 2002 by TherImmune Research Corporation, prior to its acquisition by us in 2003. The issues related to how the studies were conducted and to certain recordkeeping procedures. We worked cooperatively with the product sponsors for the two studies to address the issues raised by the FDA Letter. We submitted our response to the FDA, addressing each of the violations cited in the FDA Letter and identifying corrective actions we have taken, for further consideration by the FDA. Although we do not believe any further action by the FDA with regard to this report is likely, there can be no assurance that the FDA will not take further action. While the Company is unable to quantify the impact of the FDA Letter, based on discussions with current and prospective customers, the FDA Letter has had a negative effect on the Company’s customers’ perception regarding the Company’s ability to provide preclinical contract research services.

The FDA is required to inspect our facilities every two years. In August 2005, the FDA conducted a new inspection. At the conclusion of the inspection, they noted four observations, three of which also related to studies done prior to the acquisition of TherImmune by us and one of which related to services provided by a third party subcontractor. The inspection did not note any continuation or recurrence of discrepancies identified in the FDA Letter. We have responded to the FDA indicating how we were going to respond to those observations and improve our processes to make sure those issues relating to the noted observations did not recur and subsequently reported that we had taken corrective actions and implemented changes to prevent any recurrence of the noted observations. Although we do not believe any further action by the FDA with regard to this report is likely, there is no assurance that the FDA will not take further action.

Continuing negative performance of our Preclinical Division could affect the value of goodwill and creates risk to our results of operations.

In 2003, we recorded goodwill of $43.0 million as a result of the acquisition of TherImmune. (now Gene Logic Laboratories Inc., our Preclinical Division). Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual impairment test of our goodwill and are required to test for impairment whenever we have an indication that impairment may exist. During September 2005, we determined that the carrying value of the goodwill associated with our Preclinical Division was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins and, in the fourth quarter of 2005, we recorded a non-cash expense of $32.8 million representing the implied impairment of goodwill. Our estimates for future periods of the net cash flows may change as market conditions and circumstances dictate. Future impairment tests of our goodwill may result in additional impairment charges based on these changing estimates, which could have a material adverse effect on our results of operations.

Our results of operations may suffer if studies conducted by our Preclinical Division are delayed or reduced in scope, performed improperly or terminated or if contracts are not priced properly.

Our contracts for our Preclinical Division provide that services may be delayed, reduced in scope or terminated upon written notice. Terminations, delays or reductions may occur for a variety of reasons, including the failure of products to satisfy safety requirements, unfavorable interim test results of the study services, lack of availability of test material, the customer's decision to terminate the development of a test compound or to end a particular study, and our failure to perform properly our duties under the study services contract.

Any delay, reduction in scope or termination could cause us to be unable to recover our costs or to realize profit on the affected contract and could have a material adverse effect on our business. If a study is improperly performed, we may have to repeat the study at our expense, refund the customer for the cost of the study and/or provide other remedies.

Under fixed price contracts, there is the risk that we will improperly price one or more such contracts, which could result in our not recovering our anticipated costs or profit from such contracts. Under cost plus contracts with United States Government agencies, there is the risk of disallowance by such agencies of certain costs as a result of specific regulations and audits. Although our Preclinical Division contracts may entitle us to receive costs through the date of termination and, in some instances, a portion of our profit or a cancellation fee, it may be difficult to collect such amounts from a customer who has decided to terminate a study.

We rely on third parties to supply us with animals.

For our Preclinical Division, we purchase the animals used for our studies from a number of different suppliers, two of which are our major competitors. We don’t generally have problems with an adequate supply of these animals, although from time to time there can be temporary shortages for a particular species due to unanticipated demand, vendor-related events, health issues and other factors, which could lead to delays in commencing studies or possible cancellation of studies. Certain large animals, which are necessary to conduct certain studies and are only available abroad, may be more difficult to obtain. The supply of these animals can be affected by factors beyond our control, including but not limited to, export and import regulations and practices, natural disasters, political unrest, disease outbreaks, competition for supply and the limited number of potential suppliers and sources. Such shortages could be of lengthy duration and could result in delays or cancellations of higher value studies.

Preclinical research services may expose us to liability and related risks.

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

Our Preclinical Division requires the use of animals in our testing studies of the safety and efficacy of candidate compounds. Acts of vandalism and other wrongful acts by animal rights extremists who object to the use of animals in drug development could have a material adverse effect on our business. While we have taken certain security measures to protect our Preclinical Division employees and facilities, we cannot prevent all actions that may be taken by animal rights extremists.

Risks Related to Our Drug Repositioning Division

The development of the repositioning technologies for our Drug Repositioning Division creates risks and uncertainties.

The technologies that form the foundation of our Drug Repositioning Division require further development and such development could take longer or cost more than we anticipate. The development of the technologies could prove to be less effective than we need in order to offer these services effectively. Moreover, the mere development of these technologies does not assure that they will, in turn, enable us to be successful in determining potential alternative therapeutic uses for our partners’ drug candidates or that we will be able to utilize these technologies at capacity levels that will enable us to achieve our business objectives.

In addition, these technologies may rely on inventions to which third parties have obtained or are obtaining patent or other rights and we may need to in-license rights to use such inventions. We may not be able to obtain or retain license rights needed for one or more of these technologies on terms acceptable to us. In particular, we license certain technology in connection with certain products purchased from Xenogen Corporation and we also purchase and license the right to use Luciferase from Promega Corporation. The Xenogen license is for a term ending in 2008 with an option to renew for an additional three years. The Promega license is for a period ending on the expiration or abandonment of the last of the valid claims of the licensed patent rights. Each of these licenses is terminable if we breach the agreement and fail to cure such breach within the applicable cure period. In addition, the Promega license includes a sublicense to rights owned by an academic institution and the license from Promega would terminate if the license to Promega from the academic institution terminated. If either of these agreements were to terminate while the relevant patent claims were enforceable and if we were not able to obtain new licenses, we would have to abandon or substantially revise one of the key technologies used in our drug repositioning process.

Even if we successfully develop the repositioning technologies for our Drug Repositioning Division, these technologies may be quickly replaced, thereby making our current approach obsolete, or others may acquire or develop the same or similar technologies which could create competition for our services and, ultimately, could cause material risk of financial losses.

Pharmaceutical companies and other companies and research organizations are developing individual technologies for better understanding the complex biological processes affected by compounds and selecting, purposing and repurposing compounds. Such other parties may elect to use such technologies internally, in lieu of using our services, or may successfully offer such services based on their technologies in competition against us. While we have license rights related to certain of the technologies that comprise the technology platform for our Drug Repositioning Division, we do not currently have issued patents to any of the technologies and our license rights are generally non-exclusive. We will seek patents or other protection on other elements of the technologies we use to reposition drug compounds. We may not be able to obtain such protection or the technology may become obsolete.

We may be required to invest significant resources in identifying alternative uses for our partners’ compounds and we may not realize significant revenue from successfully repositioned drug candidates based on our work.

Our Drug Repositioning Division agreements provide revenue primarily from success-based milestones and royalties based on the successful repositioning and commercial sales  of drug candidates. Typically, we have agreed to perform our Drug Repositioning Division assessments without up-front payments.

Accordingly, we may need to invest significant resources in seeking alternative uses for one or more partners’ drug candidates using our repositioning technologies, and we may find no new or alternative uses for these compounds. If we identify new or alternative uses for a given compound, we may not be able to realize any value from the identification of such alternative use until our partner determines, if ever, that the use makes the compound sufficiently desirable to warrant further development and commercialization. We do not control when, on what schedule or whether a partner will accept a drug candidate for redevelopment or at what pace, if at all, the partner will conduct further development effort of such repositioned drug candidate. Such decisions may be affected by internal policies and organization and other factors of which we may not be aware and over which we will have no influence.

In the event that a partner declined to develop a compound for an indication we had found, we could acquire rights to develop that compound for particular indications and, if we were to elect to pursue development of any such compound, any such development would require that we promptly find a partner and/or that we invest substantial financial and other resources to develop the product to a stage where we could license it out to a third-party for final development and commercialization. We have not engaged in compound development to date and there can be no assurance that we would be successful in conducting such development or in identifying a licensing partner to continue such development on terms that would be profitable to us.

These factors may limit our ability to earn significant revenue under any of our agreements.

Our approach to drug repositioning may not yield sufficient new indications and thus measurable successes to gain wide-spread market acceptance.

We may not succeed in achieving significant commercial market acceptance of any of our technologies used in drug repositioning activities because the technologies we use and our approach to drug repositioning may fail to generate sufficient new indications and thus measurable success for our pharmaceutical partners. This outcome would have a material adverse effect on our business, financial condition, results of operations and market valuation.

The sales cycle for our Drug Repositioning Division is lengthy; we may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule we anticipate.

Our Drug Repositioning Division strategy depends upon our ability to establish collaborative arrangements with  pharmaceutical partners to repurpose current clinical failures in their pipelines. If our Drug Repositioning Division is unable to establish partnerships with sufficient additional pharmaceutical companies, we may not be able to obtain enough compounds for repurposing and, ultimately, to recoup the investment we will have made in the development of this business.

Our ability to obtain new customers depends upon our ability to convince them that our drug repositioning approach and technology platform can increase productivity for their drug development efforts. The sales cycle for our Drug Repositioning Division partnerships can take up to 12 months, and in certain circumstances longer, to complete. The lengthy sales cycle is caused by a number of factors, including our need to educate potential customers on the benefits of our approach to drug repositioning and the technologies we use. In addition, each agreement may involve the negotiation of terms in a context not familiar to our partners. We may expend substantial effort with no assurance that a new agreement will result. Actual and proposed consolidations of pharmaceutical and biotechnology companies could affect the timing and progress of our Drug Repositioning Division sales efforts.

Furthermore, we may not be able to convince other customers to enter into agreements for services or on terms that are acceptable to us.

Other Risks

We have a history of operating losses that are likely to continue for some time.

We have incurred operating losses in each year since our inception, including losses of $48.3 million in 2005, $28.5 million in 2004 and $24.8 million in 2003. At December 31, 2005, we had an accumulated deficit of $261.0 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of goodwill described herein, and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional losses in the future, including substantial losses relating to the ongoing development costs of our Drug Repositioning Division.

Our revenue is derived primarily from, and is subject to risks faced by, the pharmaceutical and biotechnology industries in the United States, Japan, Europe and other foreign countries; our revenue is also subject to foreign currency risk.

We expect that our revenue will continue to be derived primarily from agreements with pharmaceutical and biotechnology companies, as well as United States Government agencies. As a consequence, our results of operations may fluctuate substantially due to fluctuations or delays in our customers’ research and development expenditures and other factors affecting their purchasing decisions. These factors include:
•	fluctuations in current or potential customers’ research and development budgets;
•	changes in national or international economic conditions;
•	access to capital markets by current or potential biotechnology customers;
•	market-driven pressures on current or potential customers to improve productivity efficiencies through consolidation, cost reduction and overall research and development effectiveness;
•	decisions by current or potential customers to purchase new, improved and/or alternative technologies;
•
pressure to limit government spending in sectors relevant to our business or changes in government procurement practices, including the process for determining reimbursement rates related to United States Government contracts;

•	mergers and acquisitions within the pharmaceutical and biotechnology industry resulting in fewer potential customers for our services and solutions;

•	new or more stringent application of FDA and other laws and regulations in the drug approval process; and
•	regulatory reviews by the FDA or other regulatory bodies that could delay or increase costs associated with drug development.

In addition, beginning in 2005, contracts with our Japanese customers are payable in  Japanese Yen and are subject to fluctuations due to changes in currency exchange rates.

None of these factors is within our control.

Certain investments made by the Company may fluctuate in value and may create an adverse impact on our financial performance; the value of certain of our intangibles and long-term investments creates risk to our financial performance.

We’ve previously recorded value for goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs which, at December 31, 2005, had an aggregate value of $26.3 million. Whether or not these intangible assets are impaired involves significant judgment, including the following: (i) whether our licenses and internally developed intellectual property may not provide valid and economical competitive advantage; and (ii) whether our services we provide may become obsolete before we recover the costs incurred in connection with their development. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform periodic reviews of our intangible assets and we may be required to reduce the value of these assets if circumstances change.

In addition, we have an investment in MetriGenix, Inc. with a book value as of December 31, 2005 of $3.2 million. This investment is subject to periodic evaluation for impairment. Since MetriGenix is an independent company in which we are a minority stockholder, the factors affecting an impairment analysis, which include potential revenue, cost of capital and fair market value of the entity, is not within our control. In the future, this investment may require an impairment charge in the future.

We may not be able to obtain adequate patent protection for new technologies and methods required for achieving our business objectives.

Our success will depend in part on our ability to protect confidential information and to obtain intellectual property rights and licenses sufficient to provide adequate exclusivity and to preserve our freedom to operate.

We rely on confidentiality agreements and other trade secret protective measures to protect our interests in proprietary know-how and technology that are not patentable or for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers with access to our trade secrets to enter into confidentiality agreements, we cannot be certain that we will be able to protect our trade secrets. We also rely on confidentiality procedures to prevent public disclosure of patentable proprietary technology prior to filing patents. Any material leak of confidential information into the public domain, or to third parties, could cause our business, financial condition and results of operations to suffer adverse consequences, including possible loss of patent rights.

Our patent position involves complex legal and factual questions. Legal standards relating to the validity and scope of claims in the genomics technology field are still evolving. Therefore, the degree of exclusivity that future patent protection may provide for our proprietary technologies in this field is uncertain. Likewise, legal standards relating to validity of claims to new methods of using known drugs are still evolving. Hence, the likelihood of patenting potential new therapeutic uses of drug repositioning candidates also is uncertain.

Specific risks and uncertainties that we face in the area of patent exclusivity include:
•	the pending patent applications we have filed, or to which we have licensed rights, may not result in issued patents or may take longer than we expect to result in issued patents;
•	the claims of any patents which are issued on our pending applications may not provide commercially meaningful protection or value;
•	the patents licensed or issued to us may not provide adequate exclusivity for all aspects of our proprietary genomics technology;
•	other companies may challenge patents issued or licensed to us; and
•	we may not be able to obtain adequate patent protection for commercialization of a potential new use of a successfully repositioned drug candidate.

We may need to initiate patent enforcement litigation or be subject to future infringement claims.

In addition, other organizations, including companies, academic and non-profit institutions and governmental organizations are developing technologies in the genomics and drug repositioning fields. Many of these technologies are subject to the same evolving legal standards and related uncertainties about patent protection as our proprietary technologies. Therefore, it may be necessary for us to initiate litigation to protect and enforce our intellectual property rights.

We also face risks that patents issued to other organizations may restrict our ability to do business, and that we may be unable to obtain or maintain licenses providing freedom to operate on acceptable terms. Thus, the technologies that we use to develop our services, and those that we incorporate in our services, may be subject to claims that they infringe the patents or proprietary rights of others. In particular, we are aware of a number of patents and patent applications owned by others relating to genetic markers and to the analysis of gene expression or the manufacture and use of microarrays and related materials. Therefore, we could be sued by parties alleging patent infringement.

The risk of involvement in patent litigation may increase as the genomics, biotechnology and software industries and drug repositioning businesses expand, more patents are issued and other organizations engage in our business fields. We could incur substantial litigation costs to defend ourselves in patent infringement suits brought by other parties or to initiate such suits. In addition, patent litigation could cause disruption in our business activities and divert management’s time and attention from the operation of our business. In that regard, we have in the past purchased reagents from Affymetrix made by Enzo, and we also purchased such reagents directly from Enzo. In late 2003, Enzo terminated the agreement under which Affymetrix distributed that reagent and filed suit against Affymetrix. Affymetrix subsequently filed a counter suit and the two suits were consolidated. In those suits, Enzo alleges, among other things, rights to certain Affymetrix technologies and that Affymetrix had agreements with Gene Logic and other named customers to supply the reagent for use in potential violation of their rights. Affymetrix has denied Enzo’s claims and made its own counterclaims. We have not been made a party to that suit; we cannot predict the outcome of this litigation, its effect on us or the potential, if any, for claims being made against us. We have commenced using a new Affymetrix reagent kit. Although we have had discussions with Enzo to attempt to resolve any claims Enzo believes it may have with respect to our use of Enzo’s reagent, we have not reached any agreement as of the date of this Form 10-K.

Our activities involve hazardous materials and may subject us to environmental liability.

Certain activities of our businesses involve the controlled use of limited quantities of hazardous and radioactive materials and may generate biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or we otherwise fail to comply with applicable regulations, we could lose our permits and/or approvals or be held liable for damages or penalized with fines.

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

Our stock price could be volatile and could decline.

The market prices for securities of biotechnology and other technology companies serving the healthcare industry have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock. Events or factors that may have a significant impact on our business and on the market price of our Common Stock include those in the Risk Factors set forth in this section and the following:
•	slowing of revenue growth in our base business;
•	quarterly and annual financial and operating results;
•	failure to meet estimates or expectations of securities analysts or our projections;
•	sales and/or purchases of our Common Stock by members of our senior management and Board of Directors;
•	announcements by us or others of technological innovations or new products or announcements regarding our services and solutions;
•	developments in patent or other proprietary rights;
•	the loss of significant licenses or supply agreements;
•	future sales of substantial amounts of our Common Stock by our existing stockholders;
•	changing market perception regarding investments in the pharmaceutical and biotechnology industries;
•	results of clinical trials of potential repurposed drug candidates resulting from our Drug Repositioning Division; and
•	general market conditions.

These and other external factors may cause the market price and demand for our Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Common Stock and may otherwise negatively affect the liquidity of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth information regarding the principal facilities we own or lease, the location and approximate size of each such facility or the size of the space leased at such property, and their designated use. We believe that these facilities are in good condition, enable us to serve our customers efficiently and are sufficient to meet our business needs for the foreseeable future.

Location	Approximate Square Footage	Operation	Business Segment	Type of Holding	Expiration
Gaithersburg, MD.	28,408	Administrative	Mixed	Lease	2013
Gaithersburg, MD.	57,410	Laboratory	Genomics	Lease	2011
Gaithersburg, MD.	49,225	Administrative	Mixed	Lease	2007
Gaithersburg, MD.	26,127	Laboratory	Preclinical	Lease	2011
Gaithersburg, MD.	29,900	Laboratory	Preclinical	Lease	2012
Gaithersburg, MD.	30,600	Laboratory	Preclinical	Lease	2010
Gaithersburg, MD.	16,406	Laboratory	Preclinical	Lease	2010
Cambridge, MA.	19,093	Administrative, R&D	Drug Repositioning	Lease	2008
Berkeley, CA.	4,820	Administrative	Genomics	Lease	2007
	261,989

Our current facilities policy is that unneeded space can be subleased so that underutilized space is not an economic disadvantage to us. As of December 31, 2005, we subleased 10,341 square feet of space, resulting in $0.6 million in future sublease payments to us through 2007.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers

The following table sets forth, as of March 1, 2006, information regarding the names and ages of all our executive officers and their respective positions and offices with us.

Name	Age	Position
Mark D. Gessler	44	Chief Executive Officer and President
Philip L. Rohrer, Jr.	49	Chief Financial Officer
Y. Douglas Dolginow, M.D.	51	Executive Vice President
V.W. Brinkerhoff, III	61	Senior Vice President, General Manager, Gene Logic Laboratories
Dennis A. Rossi	55	Senior Vice President, General Manager, Genomics
F. Dudley Staples, Jr.	58	Senior Vice President, Secretary and General Counsel
Joanne M. Smith-Farrell, Ph.D.	36	Vice President, Corporate Development and Strategy

Mark D. Gessler has served as Chief Executive Officer since June 2000 and as President since prior to March 2000. Since March 2000, Mr. Gessler has been a member of our Board of Directors and from April 2001 to November 2004, he served as Chairman of the Board of Directors. Mr. Gessler holds an MBA from the University of Tennessee.

Philip L. Rohrer, Jr. has served as Chief Financial Officer since prior to March 2000. Mr. Rohrer holds a B.A. in biology from Hood College and an M.S.M. from Frostburg State University.

Y. Douglas Dolginow, M.D. has served as Executive Vice President, Pharmacogenomics since August 2003. From prior to March 2000 to August 2003, Dr. Dolginow served as Senior Vice President, Pharmacogenomics. Dr. Dolginow received a M.D. degree from the University of Kansas.

V.W. Brinkerhoff, III has served as Senior Vice President and General Manager, Gene Logic Laboratories since March 2005. From August 2001 to January 2005, Mr. Brinkerhoff served in various executive level positions including most recently as Group Vice President, Operations with Wilson Greatbatch Technologies, Inc., a medical device components manufacturer. From prior to March 2000 to August 2001, Mr. Brinkerhoff served in various executive level positions including most recently as a Vice President with Life Technologies, Inc., a global life science products company.

Dennis A. Rossi has served as Senior Vice President and General Manager, Genomics since September 2004. From February 2002 to January 2004, Mr. Rossi served as Vice President, Marketing for Accelrys, a subsidiary of Pharmacopeia, Inc., a life sciences and material sciences and services company. From April 2000 to February 2002, Mr. Rossi served as a Partner for Harvard Strategy Group, a life sciences consulting firm. From prior to March 2000 to April 2000, Mr. Rossi held several senior level management positions at Digital Equipment Corporation, an information technology company. Mr. Rossi holds an M.P.H. from The University of Hawaii and an M.B.A. from Boston University.

F. Dudley Staples, Jr. has served as our Senior Vice President, Secretary and General Counsel since May 2002. From prior to March 2000 to May 2001, Mr. Staples served as General Counsel of Online Office Supplies Company, an online seller of office supplies and subsidiary of eCommerce Industries, Inc., and then as Associate General Counsel of eCommerce Industries, Inc. Mr. Staples holds a J.D. degree from the University of Virginia School of Law.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Stock Market under the symbol GLGC. The following table sets forth information regarding the high and low closing prices for our Common Stock, for the periods indicated.

	High	Low
Year Ended December 31, 2005
First Quarter	$3.58	$3.05
Second Quarter	3.45	2.77
Third Quarter	5.78	3.38
Fourth Quarter	4.97	3.28

Year Ended December 31, 2004
First Quarter	$6.24	$3.05
Second Quarter	5.07	3.60
Third Quarter	4.09	3.29
Fourth Quarter	3.86	3.25

Holders

On March 1, 2006, the last reported sale price of our Common Stock on the NASDAQ Stock Market was $3.73. As of March 1, 2006, there were approximately 347 registered holders of record of our Common Stock, including one company, Cede & Co., which is the Registered Nominee for the Depository Trust Company, acting as holder of record for beneficial holders whose stock is held in street name.

Dividend Policy

Since we became a public company, we have not paid dividends on our Common Stock. Currently, we intend to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and with respect to the consolidated balance sheets as of December 31, 2005 and 2004 have been derived from audited consolidated financial statements included as part of this Form 10-K. The statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 are derived from audited financial statements not included in this Form 10-K. The following selected consolidated financial data includes, for 2005, 2004 and 2003 only, the results for our Preclinical Division (resulting from the April 1, 2003 acquisition of TherImmune Research Corporation) and for 2005 and 2004 only, the results for our Drug Repositioning Division (resulting from the July 2004 acquisition of technologies from Millennium Pharmaceuticals, Inc.) and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Genomics services	$56,602	$52,171	$51,960	$54,848	$43,328
Preclinical services	22,180	23,766	17,559	-	-
Drug repositioning services	588	-	-	-	-
Total revenue	79,370	75,937	69,519	54,848	43,328
Expenses:
Cost of preclinical services	27,504	26,127	16,058	-	-
Database production	31,689	42,496	49,408	57,941	55,452
Research and development	6,812	2,449	2,091	2,367	3,577
Selling, general and administrative	31,594	25,676	22,198	19,734	19,323
Amortization of goodwill	-	-	-	-	1,524
Purchased research and development	-	8,817	-	-	-
Goodwill impairment	32,794	-	-	-	-
Total expenses	130,393	105,565	89,755	80,042	79,876
Loss from operations	(51,023)	(29,628)	(20,236)	(25,194)	(36,548)
Interest (income), net	(2,625)	(1,395)	(1,652)	(3,139)	(8,645)
Other (income) expense	(813)	-	(327)	(250)	(83)
Write-down of other than temporary decline in the value
of marketable securities available-for-sale	719	-	-	-	-
Write-down of equity investments	-	-	4,268	753	2,495
Loss before income tax expense and equity in net loss
of unconsolidated investees	(48,304)	(28,233)	(22,525)	(22,558)	(30,315)
Income tax expense	-	287	2,246	1,492	533
Loss before equity in net loss of unconsolidated investees	(48,304)	(28,520)	(24,771)	(24,050)	(30,848)
Equity in net loss of unconsolidated investees	-	-	-	-	2,322
Net loss	(48,304)	(28,520)	(24,771)	(24,050)	(33,170)
Amounts per share, basic and diluted:
Net loss	$(1.52)	$(0.91)	$(0.82)	$(0.89)	$(1.25)
Shares used in computing basic and diluted net loss per share	31,744	31,493	30,112	26,948	26,540

	December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities available-for-sale	$82,125	$102,915	$111,823	$167,102	$197,818
Working capital	67,600	96,059	111,015	163,681	187,184
Total assets	160,719	207,081	227,366	227,460	256,927
Total long-term debt and capital lease obligations	825	1,008	1,174	750	338
Total stockholders' equity	124,856	172,828	199,589	204,438	226,027

Note: Certain reclassifications have been made to prior years' consolidated financial data to conform to the current year presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We conduct our operations through three business segments:

•
Genomics Division: we sell subscriptions to our proprietary reference gene expression and toxicogenomics databases, and provide toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions to customers worldwide to help in their drug research and development.

•
Preclinical Division: we provide in vivo (in life) studies and related laboratory services to enable customers in the United States to assess the safety and pharmacologic effects of candidate compounds for the purpose of seeking FDA approval to initiate human trials.

•
Drug Repositioning Division: we have partnerships with customers to identify alternative indications for their failed, stalled or deprioritized compounds through the application of a series of molecular pharmacology technologies, with the goal of returning such compounds to the drug development pipeline.

We derive a majority of our Genomics Division revenue from licenses to our databases. Typically, subscriptions to large databases are multi-year agreements, and subscriptions to our smaller databases or a subset of a database are annual or shorter term agreements. Pricing for these subscriptions varies, based on the nature of the database, including the proposed extent of use, scope of installation, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Generally, the fees for these subscriptions are payable ratably over the life of the agreement for multi-year agreements and ratably or up-front for shorter term agreements. Contracts with our customers other than our Japanese customers are dollar-denominated. Beginning in 2005, contracts with our Japanese customers are denominated in Japanese Yen. We also grant perpetual licenses to some customers for a fee, payable typically upon delivery of the data or software, for certain data from our BioExpress and ToxExpress System databases, as well as to certain of our software tools. As a result of our strategy to expand our customer base and market penetration, we also derive a smaller but growing percentage of our Genomics Division revenue from a combination of toxicogenomics services, software tools, microarray data generation and analysis services, and other professional services and solutions, with pricing and payment terms that vary depending on the service or solution being provided. In some cases, a single contract or related contracts may cover a combination of services and solutions. Generally, our Genomics Division contracts may be terminated in the event of breach by either party not cured within any applicable cure period. Our Genomics Division contracts may vary significantly in size and revenue from each of these contracts may be recognized over varying periods. Accordingly, the revenue from our Genomics Division may produce uneven results of operations.

We continually invest in new database content. In addition, from time-to-time our databases may require periodic upgrades as new versions of microarrays are made available. We also periodically develop and provide new versions of our various software tools. In 2005, we completed an upgrade of our BioExpress System database and various versions of our software tools. In 2006, we expect to upgrade our ToxExpress System database and provide further versions of our software tools.

Our Preclinical Division revenue is primarily from fixed price contracts, under which we benefit only if our costs are equal to or lower than anticipated. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of various milestones over the study’s duration. We also receive some revenue from cost plus contracts, most of which are with United States Government agencies, under which we are reimbursed for our budgeted costs, subject to periodic audit, and receive a fixed fee. Costs under cost plus contracts are reimbursed monthly along with a pro rata portion of the fixed fee. Contracts may range in duration from a few weeks to several years. Most of our Preclinical Division contracts may be terminated by the customer at any time, subject to payment to us of certain costs and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

The success of the Preclinical Division is dependent on our capacity and on our achieving optimal use of that capacity. In 2005, we completed our most recent capacity expansion, invested in improving and expanding our sales team, reduced the size of our workforce and took various steps to improve and emphasize the quality of our services. We continue to work to improve our results for this business.

Our Drug Repositioning Division resulted from our acquisition of certain technology from Millennium Pharmaceuticals, Inc. (“Millennium”) in 2004. We have invested, and continue to invest, significant amounts in the development of the Drug Repositioning technologies and of the Drug Repositioning Division. Revenue in 2005 for our Drug Repositioning Division was not significant.

In addition to the Millennium agreement and an agreement with another pharmaceutical partner, in 2005, we established partnerships to reposition drug candidates for Pfizer, Inc. and with F. Hoffmann-La Roche, Ltd. and one of its affiliates (collectively, “Roche”). Under these agreements, we do not derive any up-front revenue, other than the up-front fees paid to us by Millennium related to our assessment of a single drug candidate. Each partner has agreed to make available a stated number of failed, stalled or deprioritized drug candidates during the term of the applicable agreement. We will provide repositioning services on those drug candidates, at our expense, and will inform our partner of any possible new indications we identify. In some instances, our partners have the right to elect to have us conduct mutually agreed upon animal model validation studies based on our hypothesis, which may be partially or entirely at our expense. Validated drug candidates would then be returned to a partner’s pipeline at its sole election. We would be entitled to receive milestone payments if a drug candidate is returned to the partner's development pipeline and, if the drug candidate begins commercial sales, we would be entitled to royalties or milestone payments based on actual sales. If a partner declined a compound for an indication we had found, we could acquire the rights to develop the compound for the particular indication directly or indirectly. We do not expect to receive significant revenue under these agreements in 2006.

We have incurred operating losses in each year since our inception, including losses of $48.3 million in 2005, $28.5 million in 2004 and $24.8 million in 2003. At December 31, 2005, we had an accumulated deficit of $261.0 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of goodwill described herein and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Years Ended December 31, 2005 and 2004

Total Revenue. Total revenue increased $3.4 million, or 5%, to $79.4 million in 2005 from $75.9 million in 2004. During 2005, two Genomics Division customers each accounted for greater than 10% of our total revenue. During 2004, no customer accounted for greater than 10% of our total revenue. Our top five customers in each year accounted for approximately 37% and 31% of our total revenue for 2005 and 2004, respectively. During 2005 and 2004, 29% and 32% of our total revenue, respectively, was from customers in the Pacific Rim, and 20% and 14% of our total revenue, respectively, was from customers in Europe.

Genomics Services Revenue. Revenue from our Genomics services, the majority of which consists of fees from subscription agreements to our BioExpress and ToxExpress System databases, was $56.6 million for 2005, an increase of $4.4 million, or 8%, from $52.2 million in 2004. The increase in 2005 reflected $11.7 million in additional revenue from sales to several existing customers of perpetual licenses for certain data and software, partially offset by $4.2 million less revenue from certain agreement extensions at reduced service levels and the absence of $3.9 million in subscription fees from agreements that expired.

In 2005, subscription agreements for all or part of our BioExpress System and/or ToxExpress System databases with ten customers expired by their terms and were subject to agreement extension discussions. These agreements accounted for 31% of our total 2004 revenue and 46% of our 2004 Genomics Division services revenue. Of these, we renegotiated two agreements on terms similar to those in the prior agreements, four agreements expired by their terms and we renegotiated three agreements at reduced services levels, which will generate lower future revenue. One agreement expired at the end of 2005 and the customer purchased, for an additional fee of $5.5 million, a perpetual license to data to be delivered through 2006. Also in 2005, two subscription agreements not scheduled to expire by their terms in 2005 were terminated by mutual agreement. As part of such terminations, we provided the customers perpetual licenses to certain data and/or software.

In 2006, subscription agreements with five customers will expire by their terms and two agreements may expire at the customer’s election. We’ve received notice from one such customer of its election to terminate its agreement in 2006 and the other customer did not elect to exercise its right to terminate its agreement early. These agreements accounted for 20% of our total 2005 revenue and 28% of our 2005 Genomics services revenue. There is no assurance that the remaining agreements scheduled to expire will be extended or that any agreements resulting from our discussions with such customers will be on terms comparable to, or as favorable to us as, the existing subscription agreements.

For 2006, we expect to continue to derive more revenue from our services and reduce our dependence on large, multi-year subscription agreements.

Preclinical Services Revenue. Revenue from our Preclinical Division services, which consist of fees from preclinical safety and pharmacology studies and related laboratory services, was $22.2 million for 2005, a decrease of $1.6 million, or 7%, from $23.8 million for 2004. The decrease is primarily attributable to a decline in both the number and size of studies conducted in 2005. We expect a decline in revenue for the beginning of 2006, followed by improvements for the remainder of 2006.

Cost of Preclinical Services Revenue. Cost of Preclinical Division services revenue, which consists of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $27.5 million for 2005 from $26.1 million for 2004. The increase primarily reflects $1.9 million of increased facility, labor and support charges resulting from capacity expansion in 2005, partially offset by a decrease of $1.1 million in expenses for subcontracted services by third parties. As a result of our continuing underutilization of our increased capacity, our gross margins were negative 24% for 2005 compared to negative 10% in 2004. We expect negative gross margins to continue for the beginning of 2006, but expect gradual improvements throughout the rest of 2006, resulting from anticipated operational efficiencies and increasing revenue.

Database Production Expense. Database production expenses, which currently consists primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate additional content for the BioExpress and ToxExpress System databases, decreased to $31.7 million for 2005 from $42.5 million for 2004. The decrease consisted primarily of a $7.6 million reduction in database content generation expenses, including lower costs for acquiring tissues and certain agreements with third parties, and a decrease of $3.1 million in depreciation and amortization expense. For 2006, we expect database production expenses also to include an increase in costs associated with our microarray data generation and analysis services.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with the ongoing development of our Drug Repositioning technologies, increased to $6.8 million for 2005 from $2.4 million for 2004. The increase was primarily a result of development efforts relating to our Drug Repositioning technologies, which began in mid-2004. For 2006, we expect research and development expenses to increase modestly, as we continue to develop our Drug Repositioning technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $31.6 million for 2005 from $25.7 million for 2004. The increase is largely due to an increase of $5.3 million in our investment in our Drug Repositioning Division and accrued costs under our 2005 annual employee incentive compensation plan. For 2006, we expect selling, general and administrative expenses to increase due to increased sales and marketing activities for all our businesses including increases in the number of employees and costs under our 2006 annual employee incentive compensation plan and increased compensation expenses related to expensing stock-based awards under the revised Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” which we adopted January 1, 2006.

Purchased Research and Development. During 2004, we incurred a one-time expense of $8.8 million for the write-off of purchased in-process research and development associated with our Drug Repositioning Division.

Impairment of Goodwill. During September 2005, we determined in conjunction with our annual strategic planning process and as part of our annual testing for impairment of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune (now Gene Logic Laboratories Inc., our Preclinical Division) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment, we obtained an appraisal from an independent valuation firm. As a result of our review, we recorded a non-cash expense of $32.8 million representing the implied impairment loss of goodwill of our Preclinical Division.

Net Interest Income. Net interest income increased to $2.6 million for 2005 from $1.4 million for 2004, due to increases in our rates of return on investments.

Other Income. Other income increased to $0.8 million for 2005 from zero for 2004, due to foreign currency transaction gains relating to our Japanese customers. As a result of changing our distribution arrangements in Japan and since 2005, our agreements with our Japanese customers are denominated in Japanese Yen.

Write-down of Other than Temporary Decline in the Value of Marketable Securities Available-for-Sale. We recorded a $0.7 million write-down of our investment in Avalon Pharmaceuticals, Inc. in 2005, due to an other than temporary decline in its estimated market value.

Income Tax Expense. Income tax expense historically consisted of a 10% withholding tax on certain payments by our Japanese customers. The withholding tax was eliminated effective July 1, 2004, as a result of the new tax treaty between the U.S. and Japan.

Years Ended December 31, 2004 and 2003

Total Revenue. Total revenue increased $6.4 million, or 9%, to $75.9 million in 2004 from $69.5 million in 2003. During 2004 and 2003, no customer accounted for 10% or more of our revenue. However, three customers accounted for approximately 21% of our total revenue in 2004. During 2004 and 2003, 32% and 34% of our revenue, respectively, was from customers in the Pacific Rim, and 14% and 18% of our revenue, respectively, was from customers in Europe.

Genomics Services Revenue. Revenue from our Genomics Division services, which consisted primarily of fees from subscription agreements to our BioExpress System and ToxExpress System databases, was $52.2 million in 2004, an increase of $0.2 million, or less than 1%, from $52.0 million in 2003. The increase represents increased revenue of $3.8 million, reflecting a full period of revenue from some existing customers in 2004 as compared to 2003, $2.5 million resulting from the cumulative impact of a favorable Japanese exchange rate in 2004, $0.9 million in fees for subscriptions from new customers and expanded agreements and $0.9 million in fees for other services in 2004. These increases were offset by reduced revenue of $5.3 million in subscription fees resulting from the conclusion of agreements and $2.4 million from certain renewals at reduced service levels.

Preclinical Services Revenue. Revenue from our Preclinical Division services, which consisted of fees from primarily preclinical safety and pharmacology studies and related laboratory services, was $23.8 million in 2004, an increase of $6.2 million, or 35%, from $17.6 million in 2003. The increase reflects the recording of twelve months of revenue in 2004, whereas in 2003 we recognized only nine months of revenue because we acquired this business on April 1, 2003.

Cost of Preclinical Services Revenue. Cost of Preclinical Division services revenue, which consisted of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, increased to $26.1 million in 2004 from $16.1 million in 2003. The increase primarily reflects the recording of twelve months of costs of preclinical contract research services revenue in 2004, whereas in 2003 we recognized only nine months of costs because we acquired this business on April 1, 2003. In addition, margins were impacted by adjustments in 2004 of $1.4 million, which included a credit to a single customer, a write-down of fixed assets acquired in the TherImmune acquisition and a loss of revenue resulting from a single customer’s inability to pay, as well as the impact of our facility renovations and preparations for increased capacity in 2005. The increase in cost of Preclinical Division services revenue resulted in our gross margins decreasing to a negative 10% in 2004 from 9% in 2003.

Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate additional content for the BioExpress System and ToxExpress System databases, decreased to $42.5 million in 2004 from $49.4 million in 2003. The decrease in 2004 consisted primarily of a $4.6 million reduction in database content generation expenses, primarily resulting from more focused content development of our BioExpress System and ToxExpress System databases.

Research and Development Expense. Research and development expenses, which consisted primarily of costs associated with our efforts to improve the processes currently used in the production of our BioExpress System and ToxExpress System databases and, in 2004, ongoing development of the Drug Repositioning technologies, as well as evaluations of alternative technology platforms for the generation of gene expression data, increased to $2.4 million in 2004 from $2.1 million in 2003.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consisted primarily of costs of sales and marketing, finance and accounting, legal, human resources and other general corporate operations, increased to $25.7 million in 2004 from $22.2 million in 2003. The increase was primarily due to the addition of costs associated with our Preclinical Division.

Purchased Research and Development Expense. In 2004, we incurred a one-time, expense of $8.8 million, from the purchase of in-process research and development activities associated with the Drug Repositioning technologies.

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

Liquidity and Capital Resources

From inception through December 31, 2005, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of December 31, 2005, we had approximately $82.1 million in cash, cash equivalents and marketable securities available-for-sale, compared to $102.9 million as of December 31, 2004.

Net cash from operating activities increased to $0.4 million in 2005 from a negative $0.3 million in 2004, primarily due to an improvement in operations (exclusive of the impairment of goodwill).

In 2005 and 2004, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures in 2005 and 2004 were $14.6 million and $5.2 million, respectively. The increase in capital expenditures was primarily due to costs to increase our Preclinical Division capacity, other facility renovations and equipment purchases. In 2006, we expect capital expenditures to amount to approximately $7 million. The expected decrease in capital expenditures in 2006 is primarily due to the completion of our Preclinical Division capacity and other facility renovations that occurred in 2005.

We had capitalized software development costs of $2.1 million and $3.3 million in 2005 and 2004, respectively. These costs relate to ongoing efforts to enhance the software platform of our BioExpress and ToxExpress System databases. The decrease in software development costs was due to increased efforts on software projects not subject to capitalization and a reduction in our software development work force. Software development costs are expected to continue in 2006, as a result of ongoing efforts to further enhance the software platforms of our databases. In addition, in 2005 we incurred approximately $4.2 million of database upgrade costs, as we enhanced the content of our BioExpress System database using the latest commercially available microarray platform from Affymetrix. In 2006, we expect to incur database upgrade costs ranging from $2.2 million to $3.5 million, as we enhance the content of our ToxExpress System database using microarrays from Affymetrix.

Our financing activities, other than the repayment of capital lease obligations and an equipment loan, have primarily consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan.

In July 2004, we purchased and licensed certain drug repositioning and selection technologies and hired a research team from Millennium. We contractually agreed to spend at least $8.5 million over the first eighteen months following the purchase to develop and commercialize these technologies. As of December 31, 2005, we have met this commitment. We have a further obligation to invest up to an additional $6.0 million through July 2006 of which, as of December 31, 2005, we have recorded $4.1 million in expenditures relating to this commitment and have a remaining obligation of $1.9 million. As part of the consideration, we also agreed to pay $3.5 million, in cash or stock at our election, to Millennium in the first half of 2006.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of our current supply and license agreement, which became effective January 1, 2006, we agreed to purchase a minimum of $7.6 million in products and services from Affymetrix in 2006. In 2005, under the prior agreement, we purchased $11.4 million in products and services, which included annual subscription fees for access to their microarrays and a license to use their technology and royalties based on a percentage of revenue from subscription agreements to our BioExpress and ToxExpress System databases.

Specific future financial commitments as of December 31, 2005 are set forth in the following table:

	Total	2006	2007 & 2008	2009 & 2010	Beyond 2010
Capital lease obligations	$219	$158	$61	$-	$-
Long-term debt	640	504	109	27	-
Technology program funding commitment	1,878	1,878	-	-	-
Acquired technologies payable	3,500	3,500	-	-	-
Payment obligations to Affymetrix	7,625	7,625	-	-	-
Operating leases	26,490	6,230	10,456	6,786	3,018
Total	$40,352	$19,895	$10,626	$6,813	$3,018

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” elsewhere in this Report.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, revenue recognized for any multiple-element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element. If we are unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

Genomics Services Revenue. The majority of Genomics services revenue consists of fees earned under subscription agreements for all or parts of our gene expression reference databases, the BioExpress System and ToxExpress System, which are typically for a specific multi-year term. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases and software. In addition, we derive a smaller but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services and subscriptions to smaller solutions. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the databases. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data has been delivered. Revenue for perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

During 2005, we entered into several contractual arrangements with multiple deliverables, such as licenses to access our BioExpress and ToxExpress System databases and microarray data generation and analysis and other professional services. For some of these arrangements, we were unable to determine objectively and reliably the fair value of some undelivered elements, and in such arrangements, we recognize all revenue using the revenue recognition method appropriate to the predominant undelivered element. We also defer the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognize these expenses as we recognize the related revenue. These types of arrangements have resulted in an increase our deferred costs and deferred revenue as of December 31, 2005. The timing of revenue recognition associated with agreements we enter into in future periods may also be dependent on our ability to objectively and reliably determine the fair value of deliverables included in those agreements.

Preclinical Services Revenue. Preclinical services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, we derive revenue from cost plus contracts with United States Government agencies. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. We believe that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus allowable indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Goodwill and Intangible Assets Impairment

In 2003, we recorded goodwill of $43.0 million as a result of the acquisition of TherImmune. In addition, we have previously recorded goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of whether or not these other intangible assets are impaired involves significant judgment, including the following: (i) whether our licenses and internally developed intellectual property provide valid and economical competitive advantage; and (ii) whether the services we provide may become obsolete before we recover the costs incurred in connection with their development.

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

During September 2005, we determined in conjunction with our annual strategic planning process and as part of our annual testing of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune (now Gene Logic Laboratories Inc., our Preclinical Division) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment loss, we obtained an appraisal from an independent valuation firm. The estimated fair value of our Preclinical Division declined in 2005, as compared to 2004, primarily due to changes in the assumptions of likely future net cash flows from this business. As a result of our review, we recorded a non-cash expense of $32.8 million representing the implied impairment of goodwill of our Preclinical Division.

No impairment existed in the carrying value of goodwill for our Genomics Division.

Our assessment of fair value of our Genomics Division and Preclinical Division is dependent on subjective estimates we make of inherently uncertain future net cash flows over extended periods. Accordingly, our estimates for future periods of the net cash flows may change as market conditions and circumstances dictate. Future impairment tests of our goodwill may result in additional impairment charges based on these changing estimates.

Accounts Receivable and Unbilled Services

Our ability to collect outstanding receivables and unbilled services from our customers is critical to our operating performance and cash flows. Typically, arrangements with our customers require under the terms of a written contract that the payments for our services be made in advance, based upon the achievement of milestones or in accordance with predetermined payment schedules. We have an allowance for doubtful accounts based on our estimate of accounts receivable that are at risk of collection. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the allowance for doubtful accounts may be required.

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

Equity Investments

Currently, we hold an equity investment in one company with an investment balance of $3.2 million at December 31, 2005. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in the investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Recently Issued Accounting Pronouncements

In 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and in 2005, the SEC approved a new rule that required us to adopt the statement on January 1, 2006. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. Prior to our adoption of SFAS 123(R) on January 1, 2006, we historically accounted for our share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, we complied with the stock-based employee compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

SFAS 123(R) permits companies to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted SFAS 123(R) using the modified-prospective method. The effects on stock compensation expense in periods after adoption will be dependent on the number and type of share-based payments issued to employees. Based on outstanding share-based payments as of December 31, 2005, we estimate that non-cash stock compensation expense in 2006 will increase by approximately $0.7 million to $1.0 million to reflect the continued vesting of outstanding stock option grants that remain unvested as of December 31, 2005. This estimate does not include the impact of other possible stock-based awards that may be made during 2006.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments and is effective for reporting periods after December 15, 2005. We believe that our current approach of determining whether investment losses are "other than temporary" is generally consistent with the provisions of FSP FAS 115-1, thus upon adoption we do not expect FSP FAS 115-1 to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates. At December 31, 2005, we had cash and cash equivalents of approximately $43.9 million and marketable securities available-for-sale of an additional $38.2 million. We invest our excess cash primarily in money market funds, obligations of the U.S. Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at December 31, 2005, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.8 million for the year ended December 31, 2005. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. Revenue derived from the Pacific Rim as a percentage of total revenue was 29% for the year ended December 31, 2005 and was primarily derived from our customers in Japan. Exchange rate fluctuations between the United States dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately $1.7 million for the year ended December 31, 2005. There can be no assurance that losses related to this currency risk will not occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm, appear on pages F-1 through F-23 of this Form 10-K and are incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC’s”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO, have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to Gene Logic is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Form 10-K.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification Of Directors

The information required by this item is incorporated by reference to the information set forth in the section entitled “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the Company’s fiscal year ended December 31, 2005 (the “Proxy Statement”).

Identification Of Executive Officers

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Officers” in Part I, following Item 4 of this Form 10-K.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K
(a)1. Financial Statements

(a)2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

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

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws, as amended and restated.(18)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)
*10.2	Registrant's 1997 Equity Incentive Plan, as amended (the "Stock Plan").(13)
*10.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10.4	Form of Stock Option Grant Notice.(1)
*10.5	Registrant's Employee Stock Purchase Plan, as amended, and related offering document.(13)
*10.6	Registrant's 1997 Non-Employee Directors' Stock Option Plan, as amended.(2)
*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors' Stock Option Plan.(1)
*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan.(12)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC.(7)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow.(3)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc.(10)
10.50a	Letter Agreement, amending Agreement effective January 1, 2002, between Registrant and Affymetrix, Inc.(5)(B)
*10.55	Executive Severance Plan, as amended February 2001.(8)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(4)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.(6)
*10.75	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr.(11)
10.78	Settlement and Nonexclusive License Agreement, dated January 10, 2001, between Registrant and Incyte Corporation.(15)(A)
10.79	Lease Agreement, dated November 20, 1999, between TherImmune Research Corporation and Rickman Associates.(15)
10.80	Lease Agreement, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.(15)
10.81	Lease Agreement, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002.(15)
10.81a	Third Amendment to Lease dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.(19)
*10.82	Employment Agreement, dated July 2, 2003, between Registrant and Robert R. Proulx.(16)
*10.83	Employment Agreement, dated November 4, 2004, between Registrant and Dennis A. Rossi.(17)
*10.84	Employment Agreement, dated November 4, 2004, between Registrant and Joanne M. Smith-Farrell.(17)
10.85	Asset Purchase Agreement, dated July 22, 2004, between Registrant and Millennium Pharmaceuticals, Inc.(17)(B)
10.86	Lease Agreement, dated July 31, 2004, between Registrant and Thirty-Eight Sidney Street Limited Partnership.(17)
10.87	Lease Agreement, dated October 5, 2004, between Registrant and ARE-Maryland No. 23, LLC.(5)
*10.88	Employment Agreement, dated March 10, 2005, between Registrant and V.W. Brinkerhoff, III.(20)
*10.89	2005 Executive Incentive Compensation Plan.
10.90	License and Sublicense Agreement, dated September 12, 2005, between Registrant and Promega Corporation.(C)
10.91	License Agreement for Real-Time In Vivo Imaging Technology, effective November 17, 2004, between Registrant and Xenogen Corporation.(C)
10.91a	Amendment to License Agreement for Real-Time In Vivo Imaging Technology, effective November 22, 2005, between Registrant and Xenogen Corporation.(C)
*10.92	2006 Performance Year Incentive Compensation Plan.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 19, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed on July 31, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 5, 2003, filed on April 25, 2003, and incorporated herein by reference.

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

(B)
Confidential treatment has been granted with respect to certain portions of this exhibit pursuant to an Order Granting Application Under the Securities Exchange Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated May 5, 2005.

(C)	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)3. Reports on Form 8-K

During the three months ended December 31, 2005, the Company filed the following reports:

The Current Report of Form 8-K, filed October 28, 2005, with respect to the Company’s financial results for the three months ended September 30, 2005 and the Company’s determination of the impairment of the goodwill related to its Preclinical Division.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

GENE LOGIC INC. BY: /s/ MARK D. GESSLER Mark D. Gessler Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER	Chief Executive Officer,	March 16, 2006
(Mark D. Gessler)	President and Director
(Principal Executive Officer)

/s/ PHILIP L. ROHRER, JR.	Chief Financial Officer	March 16, 2006
(Philip L. Rohrer, Jr.)	(Principal Financial and
Accounting Officer)

/s/ JULES BLAKE	Director	March 16, 2006
(Jules Blake, Ph.D.)

/s/ MICHAEL J. BRENNAN	Director	March 16, 2006
(Michael J. Brennan, M.D., Ph.D.)

/s/ CHARLES L. DIMMLER, III	Director	March 16, 2006
(Charles L. Dimmler, III)

/s/ FRANK L. DOUGLAS	Director	March 16, 2006
(Frank L. Douglas, M.D., Ph.D.)

/s/ G. ANTHONY GORRY	Director	March 16, 2006
(G. Anthony Gorry, Ph.D.)

/s/ J. STARK THOMPSON	Chairman of the Board	March 16, 2006
(J. Stark Thompson, Ph.D.)

Gene Logic Inc.

Report of Independent Registered Public Accounting Firm -

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Gene Logic Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting listed at Item 9A, that Gene Logic Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gene Logic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gene Logic Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gene Logic Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gene Logic Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 14, 2006

Report of Independent Registered Public Accounting Firm -

Consolidated Financial Statements

The Board of Directors and Stockholders Gene Logic Inc.

We have audited the accompanying consolidated balance sheets of Gene Logic Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gene Logic Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 14, 2006

GENE LOGIC INC.

Consolidated Balance Sheets
as of December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$43,946	$53,237
Marketable securities available-for-sale	38,179	49,678
Accounts receivable, net of allowance of $709 and $436 in 2005 and 2004, respectively	3,544	4,953
Unbilled services	7,779	6,406
Inventory, net	3,117	1,683
Prepaid expenses	2,403	2,210
Other current assets	961	2,185
Total current assets	99,929	120,352
Property and equipment, net	30,682	23,034
Long-term investments	3,239	4,239
Goodwill	12,913	45,707
Other intangibles, net	13,399	13,695
Other assets	557	54
Total assets	$160,719	$207,081
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,630	$5,256
Accrued compensation and employee benefits	6,702	3,990
Other accrued expenses	4,269	4,629
Current portion of capital lease obligations	144	136
Current portion of long-term debt	497	494
Acquired technologies payable	3,492	-
Deferred revenue	11,595	9,788
Total current liabilities	32,329	24,293
Deferred revenue	-	3,595
Capital lease obligations, net of current portion	57	204
Long-term debt, net of current portion	127	174
Acquired technologies payable	-	3,347
Deferred rent	3,350	2,640
Total liabilities	35,863	34,253
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued
and outstanding as of December 31, 2005 and 2004	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 31,771,835 and
31,654,413 shares issued and outstanding as of December 31, 2005 and 2004, respectively	318	317
Additional paid-in-capital	385,586	385,313
Accumulated other comprehensive loss	(78)	(136)
Accumulated deficit	(260,970)	(212,666)
Total stockholders' equity	124,856	172,828
Total liabilities and stockholders' equity	$160,719	$207,081

See accompanying notes.

GENE LOGIC INC.

Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Revenue:
Genomics services	$56,602	$52,171	$51,960
Preclinical services	22,180	23,766	17,559
Drug repositioning services	588	-	-
Total revenue	79,370	75,937	69,519
Expenses:
Cost of preclinical services	27,504	26,127	16,058
Database production	31,689	42,496	49,408
Research and development	6,812	2,449	2,091
Selling, general and administrative	31,594	25,676	22,198
Purchased research and development	-	8,817	-
Goodwill impairment loss	32,794	-	-
Total expenses	130,393	105,565	89,755
Loss from operations	(51,023)	(29,628)	(20,236)
Interest (income), net	(2,625)	(1,395)	(1,652)
Other (income) expense	(813)	-	(327)
Write-down of other than temporary decline in the value of
marketable securities available-for-sale	719	-	-
Write-down of equity investments	-	-	4,268
Loss before income tax expense	(48,304)	(28,233)	(22,525)
Income tax expense	-	287	2,246
Net loss	$(48,304)	$(28,520)	$(24,771)
Basic and diluted net loss per share	$(1.52)	$(0.91)	$(0.82)
Shares used in computing basic and diluted net loss per share	31,744	31,493	30,112

See accompanying notes.

GENE LOGIC INC.

Consolidated Statements of Stockholder’s Equity
For the Years Ended December 31, 2003, 2004 and 2005
(in thousands, except number of shares)

	Stockholders' Equity
				Accumulated
	Common Stock		Additional	Other
	Number	Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Income (Loss)	Defecit	Loss
Balance at January 1, 2003	27,056,487	$271	$363,294	$248	$(159,375)	$-
Issuance of common stock in connection with
exercise of stock options	28,425	-	118	-	-	-
Issuance of common stock in connection with
Employee Stock Purchase Plan	119,072	1	604	-	-	-
Issuance of common stock in connection with
TherImmune acquisition	3,927,214	39	19,361	-	-	-
Net change in unrealized gains from
marketable securities	-	-	-	(201)	-	$(201)
Net loss	-	-	-	-	(24,771)	(24,771)
Comprehensive loss	-	-	-	-	-	$(24,972)
Balance at December 31, 2003	31,131,198	$311	$383,377	$47	$(184,146)	$-
Issuance of common stock in connection with
exercise of stock options	255,479	3	948	-	-	-
Issuance of common stock in connection with
Employee Stock Purchase Plan	120,215	1	445	-	-	-
Issuance of common stock in connection with
Drug Repositioning technologies acquisition	147,521	2	543	-	-	-
Net change in unrealized gains from
marketable securities	-	-	-	(183)	-	$(183)
Net loss	-	-	-	-	(28,520)	(28,520)
Comprehensive loss	-	-	-	-	-	$(28,703)
Balance at December 31, 2004	31,654,413	$317	$385,313	$(136)	$(212,666)	$-
Issuance of common stock in connection with
exercise of stock options	54,609	-	111	-	-	-
Issuance of common stock in connection with
Employee Stock Purchase Plan	62,813	1	162	-	-	-
Net change in unrealized gains from
marketable securities	-	-	-	58	-	$58
Net loss	-	-	-	-	(48,304)	(48,304)
Comprehensive loss	-	-	-	-	-	$(48,246)
Balance at December 31, 2005	31,771,835	$318	$385,586	$(78)	$(260,970)

See accompanying notes.

GENE LOGIC INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(48,304)	$(28,520)	$(24,771)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	14,038	16,626	16,778
Goodwill impairment loss	32,794	-	-
Non-cash purchased research and development	-	7,908	-
Write-down of other than temporary decline in the value of marketable securities available-for-sale	719	-	-
Write-down of equity investments	-	-	4,268
Loss on abandonment of patents	52	275	257
Loss on disposal of property and equipment	186	335	56
Accrued interest relating to acquired technologies payable	145	63	-
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	36	1,870	(2,532)
Inventory	(1,434)	3,297	3,956
Prepaids and other assets	528	(930)	(150)
Accounts payable	374	(100)	(157)
Accrued expenses and deferred rent	3,062	988	(3,223)
Deferred revenue	(1,788)	(2,092)	(2,282)
Net cash flows from operating activities	408	(280)	(7,800)
Cash flows from investing activities:
Purchases of property and equipment	(14,577)	(5,211)	(4,157)
Purchases of licenses and patent costs	(813)	(569)	(710)
Software development costs	(2,070)	(3,327)	(6,596)
Database upgrade costs	(4,168)	(569)	-
Repayments of notes receivable from employees	-	-	37
Cash paid to acquire TherImmune, net of cash acquired	-	-	(30,433)
Proceeds from sale and maturity of marketable securities available-for-sale	59,414	83,372	140,219
Purchase of marketable securities available-for-sale	(47,576)	(70,128)	(143,380)
Net cash flows from investing activities	(9,790)	3,568	(45,020)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	274	1,397	723
Cash used to repay TherImmune debt	-	-	(6,017)
Repayments of capital lease obligations and equipment loan	(183)	(166)	(125)
Net cash flows from financing activities	91	1,231	(5,419)
Net increase (decrease) in cash and cash equivalents	(9,291)	4,519	(58,239)
Cash and cash equivalents, beginning of year	53,237	48,718	106,957
Cash and cash equivalents, end of year	$43,946	$53,237	$48,718
Supplemental disclosure:
Taxes paid	$-	$569	$2,209
Interest paid	$35	$49	$48
Non-cash financing and investing transactions:
In connection with the acquisition of the Drug Repositioning technologies:
Purchase of research and development and purchase of laboratory equipment, in exchange for issuance of common stock, acquired technology payable and a ToxExpress subscription license	$-	$7,971	$-
Issuance of common stock in TherImmune acquisition	$-	$-	$19,400
Equity investment received as payment for BioExpress subscription	$-	$-	$3,186
See accompanying notes.

GENE LOGIC INC.
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(in thousands, except share and per share data)

Note 1 - Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (our United Kingdom subsidiary) and Gene Logic K.K. (our Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides innovative drug discovery and development services and solutions to pharmaceutical and biotechnology companies worldwide and United States Government agencies. From April 1, 2003 to December 31, 2004, the Company’s services were organized into two business segments: genomics and toxicogenomics services (“Genomics Division”) and preclinical contract research services ( “Preclinical Division”). Beginning in 2005, the Company added a third business segment: drug repositioning and selection services (“Drug Repositioning Division”).

The Genomics Division consists of proprietary reference gene expression and toxicogenomics databases, toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions. These services are designed to help customers discover and prioritize drug targets, identify biomarkers, predict toxicity and understand the mechanism of toxicity, and obtain insights into efficacy of specific compounds. The Preclinical Division consists of in vivo (in life) research studies and related laboratory services to help customers in the United States to assess the safety and pharmacologic effects of candidate compounds for the purpose of gaining regulatory approval to proceed with human trials. The Drug Repositioning Division, which resulted from the acquisition of certain technologies in 2004 that continue to be developed (see Note 2), currently consists of a series of molecular pharmacology technologies used to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized compounds, and, in the future, potentially to assist customers in (ii) expanding indications for currently marketed drugs, and (iii) prioritizing and identifying indications for compounds entering preclinical development.

Basis of Presentation and Principles of Consolidation

On April 1, 2003, TherImmune Research Corporation (“TherImmune”) was merged into Gene Logic’s wholly owned subsidiary, GLA II Corp., subsequently renamed Gene Logic Laboratories Inc.  The acquisition of TherImmune has been accounted for under the purchase method of accounting, and consolidated financial statements herein reflect the inclusion of Gene Logic Laboratories' operating results since the acquisition date. In 2004, Gene Logic Ltd. was formed in the United Kingdom to provide sales support and customer service support in Europe and Gene Logic K.K. was formed in Japan to provide customer service support in Japan. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive loss is the total net loss plus all changes in equity during the period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $48,246, $28,703 and $24,972 for the years ended December 31, 2005, 2004 and 2003, respectively.

Concentration of Credit Risk

Cash, cash equivalents and marketable securities available-for-sale are financial instruments that potentially subject the Company to concentrations of credit risk. The estimated fair value of financial instruments approximates the carrying value based on available market information. The Company primarily invests its excess available funds in money market funds, commercial paper, corporate bonds and securities issued by the United States Government and its agencies and, by policy, seeks to ensure both liquidity and safety of principal. The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Cash and Cash Equivalents

Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31 are comprised of:

	2005	2004
Cash	$2,326	$4,363
Money market funds	6,949	5,172
Commercial paper	34,671	43,702
Total	$43,946	$53,237

Marketable Securities Available-for-Sale

All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses reported as accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. In 2005 and 2004, realized gains and/or losses resulting from the sale of marketable securities were immaterial. In 2003, marketable securities were sold for total proceeds of $65,114, resulting in net realized gains of $327.

As of December 31, 2005, the Company’s investment portfolio consisted of commercial paper, corporate bonds, equity securities and mortgage-backed securities of U.S. Government agencies. All marketable securities had original maturities greater than 90 days, but less than two years. All investments in corporate bonds mature in 2006 and 2007. All marketable securities with a gross unrealized loss as of December 31, 2005 have been in an unrealized loss position for less than 12 months. The Company reviews marketable securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold the investment to recovery and the financial strength and specific prospects of the issuer of the security. During 2005, the Company determined that one of its marketable securities had an other than temporary decline in its value and accordingly, recorded a loss of $719. As of December 31, 2005, all of the Company’s investments were classified as current because the Company may not hold its investments until maturity in order to take advantage of market conditions. Marketable securities available-for-sale as of December 31 are comprised of:

	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Commercial paper	$22,455	$-	$(14)	$22,441	$16,670	$-	$(5)	$16,665
Corporate bonds	13,501	-	(53)	13,448	7,037	1	(12)	7,026
Equity securities	281	-	-	281	-	-	-	-
U.S. Government
mortgage-backed
securities	2,020	-	(11)	2,009	26,107	-	(120)	25,987
Total	$38,257	$-	$(78)	$38,179	$49,814	$1	$(137)	$49,678

Allowances for Doubtful Accounts Receivable

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable and unbilled services to their expected net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and by establishing general provisions for estimated losses by analyzing current customer credit worthiness and historical bad debt trends. Actual collection experience has not varied significantly from the Company’s estimates, due primarily to collection policies and the financial strength of the Company’s customers. Receivables that are ultimately deemed uncollectible are written-off as a reduction of accounts receivable and the allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method and the cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. Inventory as of December 31 is comprised of:

	2005	2004
Microarrays	$2,199	$501
Laboratory reagents	324	306
Tissue samples	2,248	2,365
	4,771	3,172
Less -- tissue sample reserves	(1,654)	(1,489)
Inventory, net	$3,117	$1,683

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

Long-Term Investments

The Company has made equity investments in companies whose shares are not publicly traded and whose businesses may be complementary to the Company’s business. All of the Company’s current equity investments are accounted for under the cost method of accounting, as the Company holds less than 20% of the voting stock outstanding under such arrangements and does not exert significant influence over these companies.

Goodwill

The goodwill on the Company’s Consolidated Balance Sheets resulted from the acquisitions of TherImmune in 2003 and Oncormed, Inc. ("Oncormed") in 1998 and represents the excess of the purchase price over the fair value of the net assets acquired.

The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill. In addition, the Company is required to test for impairment at any point at which it has an indication that impairment may exist. The Company’s annual impairment test is performed October 1.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. Reporting units are defined as the Company’s business segments. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

During September 2005, the Company determined, in conjunction with its annual strategic planning process and as part of its annual testing for impairment of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune (now Gene Logic Laboratories Inc.) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment loss, the Company obtained an appraisal from an independent valuation firm. As a result of the Company’s review, the Company recorded a non-cash expense of $32,794 representing the implied impairment of goodwill of the Company’s Preclinical Division. Subsequent to the impairment loss, goodwill related to the acquisition of TherImmune amounted to $10,236.

Based on the results of the Company’s annual impairment test, no impairment was identified in the carrying value of the $2,677 of goodwill of the Company’s Genomics Division related to the acquisition of Oncormed.

Other Intangibles and Other Assets

Other intangibles and other assets consist primarily of licenses, patent costs, software development costs, customer relationships and database upgrade costs.

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

Patent costs include issued patents and patent applications and are stated at cost. Amortization of issued patent costs is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years. The Company wrote off certain patent costs in the amount of $52, $275 and $257 during 2005, 2004 and 2003, respectively, after determining that the technologies underlying such patents and applications would no longer be utilized in the Company’s business.

In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company has capitalized certain software development costs incurred in developing software upon the demonstration of technological feasibility. The Company ceases capitalizing such costs when the software is available for general release to its customers. Software development costs are being amortized over their expected useful life of three years, commencing upon release of the software or upgrades.

In connection with the TherImmune acquisition, the Company recorded the estimated fair value of acquired customer relationships as an intangible asset, and such intangible asset was amortized on a straight-line basis over two years, which was the Company’s estimate of the average expected term of its customer relationships at the date of acquisition.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting principally of property and equipment, long-term investments and other intangible assets (including licenses, patent costs, software development costs, customer relationships and database upgrade costs), are evaluated for possible impairment. If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Research and Development

Research and development costs, including those costs incurred in acquiring and developing the Drug Repositioning technologies, are charged to operations when incurred or acquired.

Database Production

Except for database upgrade costs, costs related to the acquisition and processing of tissues and overhead expenses needed to generate additional content for the Company’s databases are expensed as incurred. These costs include labor, microarrays, tissues, licensing agreements, reagents, outside consultants and overhead.

Revenue Recognition

The majority of Genomics Division services revenue consists of fees earned under subscription agreements for all or parts of the Company’s gene expression reference databases, the BioExpress System and ToxExpress System, which are for a specific multi-year term. The Company has also granted to some customers perpetual licenses to certain data from the Company’s BioExpress and ToxExpress System databases and software. In addition, the Company derives a smaller but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services and subscriptions to smaller solutions. Revenue from such subscription agreements is recognized ratably over the period during which the customer has access to the databases. Such agreements provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Certain subscription agreements have included a right of early termination (which, in some instances, was subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue would be recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement would be recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data or software has been delivered. Revenue for perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. Agreements with the Company’s customers, other than its Japanese customers, are dollar-denominated. Agreements with the Company’s Japanese customers, since 2005, have been denominated in Japanese Yen and may be subject to fluctuations in value due to changes in currency exchange rates.

Preclinical Division services revenue is primarily derived from fixed price contracts with pharmaceutical and biotechnology companies. In addition, the Company derives revenue from cost plus contracts with United States Government agencies. Revenue is recognized on fixed price contracts as services are performed, based primarily upon the percentage of hours worked (including subcontractor hours) compared to the total estimated hours for the contract. The Company believes that hours worked is the best measure of proportional performance under fixed price contracts. Revenue is recognized on cost plus contracts on the basis of the direct costs incurred plus allowable indirect costs and an allocable portion of the fee earned. Billings under government contracts are based on provisional billing rates which permit recovery of fringe benefits, overhead and general and administrative expenses not exceeding certain limits. These indirect expense rates are subject to review by the United States Government on an annual basis. When the final determination of the allowable rates for any year has been made, billings may be adjusted accordingly. Cost and profit estimates are reviewed periodically as the work progresses, and adjustments, if needed, are reflected in the period in which the estimates are revised. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Revenue recognized for any multiple-element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on the Company’s analysis of objective evidence from comparable sales of the individual element. If the Company is unable to determine evidence of fair value for any undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

During 2005, the Company entered into several contractual arrangements with multiple deliverables, such as licenses to access its BioExpress and ToxExpress System databases and microarray data generation and analysis and other professional services. For some of these arrangements, the Company was unable to determine objectively and reliably the fair value of some undelivered elements, and in such arrangements, the Company recognizes all revenue using the revenue recognition method appropriate to the predominant undelivered element. The Company also defers the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognizes these expenses as the Company recognizes the related revenue. These types of arrangements have resulted in an increase in the Company’s deferred costs and deferred revenue as of December 31, 2005. The timing of revenue recognition associated with agreements the Company enters into in future periods may also be dependent on its ability to objectively and reliably determine the fair value of deliverables included in those agreements.

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

Foreign Currency Transactions

Foreign currency transaction gains and losses are included in the Company’s Consolidated Statements of Operations. During 2005, foreign currency gains totaled $813 and are included in Other Income (Expense) on the Company’s Consolidated Statements of Operations. Prior to 2005, the Company was not subject to foreign currency transactions as its agreements were dollar denominated.

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

Basic and Diluted Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from all outstanding stock options and warrants are excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation Plans

At December 31, 2005, the Company has three stock-based compensation plans: the 1997 Equity Incentive Plan (the “Stock Plan”), the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and the Employee Stock Purchase Plan (the “ESPP”). The Company accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, compensation expense for grants that are compensatory are recorded over the vesting period only to the extent that the fair value of the underlying stock on the date of grant exceeds the exercise or acquisition price of the stock or stock-based award. Stock options granted under the Company’s Stock Plan and Directors’ Plan were considered compensatory and were granted with an exercise price equal to the fair value on the grant date. Common stock issued under the ESPP was considered non-compensatory under APB 25 and was purchased at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering, as defined under the plan (or, if later, the date during the offering when the employee was first eligible to participate). In 2005, purchases under the ESPP were suspended after the January 31, 2005 purchase.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation for the years ended December 31:

	2005	2004	2003
Net loss, as reported	$(48,304)	$(28,520)	$(24,771)
Add: Stock-based employee compensation expense
included in reported net loss	-	-	-
Deduct: Stock-based employee compensation expense
determined under fair value based method for all awards	(2,010)	(2,513)	(8,290)
Pro forma net loss	$(50,314)	$(31,033)	$(33,061)
Basic and diluted net loss per share:
As reported	$(1.52)	$(0.91)	$(0.82)
Pro forma	$(1.58)	$(0.99)	$(1.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2005, 2004 and 2003, with the following assumptions:

	2005	2004	2003
Expected volatility	52%	60%	69%
Risk-free interest rate	3.41% to 4.42%	2.02% to 3.26%	1.61% to 2.58%
Expected lives	3 years	3 years	3 years
Dividend rate	0%	0%	0%

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

New Accounting Pronouncements

In 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and in 2005, the SEC approved a new rule that required an adoption date of January 1, 2006 for the Company. The new statement requires all share-based payments to employees be recognized in the financial statements based on their fair values. Prior to the Company’s adoption of FAS123(R), the Company historically accounted for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Additionally, the Company complied with the stock-based employee compensation disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

SFAS 123(R) permits companies to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted or modified after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits companies to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified-prospective method. The effects on stock compensation expense in periods after adoption will be dependent on the number and type of share-based payments issued to employees. Based on outstanding share-based payments as of December 31, 2005, the Company estimates that non-cash stock compensation expense in 2006 will increase by approximately $700 to $1,000 to reflect the continued vesting of outstanding stock option grants that remain unvested as of December 31, 2005. This estimate does not include the impact of other possible stock-based awards that may be made during 2006.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments and is effective for reporting periods after December 15, 2005. The Company believes that its current approach of determining whether investment losses are "other than temporary" is generally consistent with the provisions of FSP FAS 115-1, thus upon adoption the Company does not expect FSP FAS115-1 to have a material impact on its financial position, results of operations or cash flows.

Note 2 - Drug Repositioning technologies acquisition

In July 2004, the Company acquired certain drug repositioning technologies and related assets (the “Drug Repositioning technologies”) and hired a research team from Millennium Pharmaceuticals, Inc. (“Millennium”). The Drug Repositioning technologies, which are currently under development, include: in vivo compound imaging, in vitro pathway screening, predictive and genetic ADME capabilities and metabolomics technologies for use in preclinical and clinical drug development. In addition, the Company has a drug development agreement with Millennium under which the Company uses the acquired Drug Repositioning technologies to reposition a Millennium compound in exchange for up-front fees. If the compound re-enters Millennium’s drug development pipeline, the Company could receive milestone payments and royalties on commercial sales.

Consideration for this acquisition from the Company included: (i) $3,500 payable in cash or stock, at the Company’s election, to Millennium in 2006 (recorded net of discount of $8 at December 31, 2005); (ii) $1,000 paid and issued in cash and stock to certain employees who left Millennium and joined the Company; (iii) limited grant-back licenses to certain technologies acquired from Millennium; and (iv) approximately $488 in transaction costs. In addition, Millennium received a license to use the Company’s ToxExpress System database for three years (subsequently amended to terminate on December 30, 2005), valued at $4,500, for which the Company recorded $4,048 and $452 in revenue in 2005 and 2004, respectively. The Company also contractually agreed to spend at least $8,500 over the eighteen months following the acquisition to develop and commercialize the acquired technologies and, subject to achieving certain performance milestones by the end of the first eighteen months, an additional $6,000 over the subsequent twelve months.  As of December 31, 2005, the Company met the first commitment to spend $8,500 and has recorded $4,122 in expenditures related to the second commitment to spend an additional $6,000. After completing its evaluation of the Drug Repositioning technologies and purchased in-process research and development activities, and in order to reflect the cost of acquiring the Drug Repositioning technologies, the Company recorded an $8,817, one-time, purchased research and development expense within Operating Expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004.

Note 3 - Acquisition of TherImmune

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

The acquisition was recorded using the purchase method of accounting and the Consolidated Statements of Operations reflect the inclusion of TherImmune’s operating results since the acquisition date. The total purchase price was allocated as follows:

Current assets	$8,103
Property and equipment	11,130
Customer relationships (estimated useful life, 2 years)	2,500
Liabilities assumed	(13,682)
Goodwill (allocated to Preclinical Division)	43,030
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

The pro forma adjustments used herein are based upon available information and various assumptions that management believes are reasonable. These adjustments give effect to events directly attributable to the transaction and do not reflect any integration costs or other synergies that management expects to realize as a result of the transaction. Such unaudited pro forma financial information is not necessarily indicative of what the actual consolidated results of the operations might have been had the acquisition been effective at the beginning of 2003.

Note 4 - Property and equipment

Property and equipment includes the following as of December 31:

	2005	2004
Furniture	$2,322	$2,054
Computer and office equipment	15,174	13,664
Laboratory equipment	23,096	16,400
Leasehold improvements	24,552	19,411
	65,144	51,529
Less -- accumulated depreciation and amortization	(34,462)	(28,495)
Property and equipment, net	$30,682	$23,034

Depreciation expense was $6,743, $6,174 and $6,094 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 5 - Long-term investments

The Company accounts for its investment in Neuralstem, Inc. (“Neuralstem”) under the cost method of accounting. During 2003, the Company recorded a $4,268 write-down of its investment in Neuralstem due to a permanent decline in Neuralstem’s estimated market value, which represented the remaining book value of this investment.

In November 2003, the Company’s subsidiary then named MetriGenix, Inc. (which has since been dissolved), sold substantially all of its assets for cash to a privately held company (the “Buyer”, referred to herein as “MetriGenix”). The proceeds of sale were used to satisfy then known liabilities of the former MetriGenix, Inc. In connection with the sale, MetriGenix received a fully paid BioExpress System subscription with a term through December 31, 2006, which thereafter renews automatically on an annual basis unless either party elects not to renew; under that agreement, no additional fees are payable for the subscription so long as the Company owns 15% of the outstanding stock of Buyer. In consideration for the consent to the assignment, the Company received convertible preferred stock of MetriGenix, valued at $2,911, representing 15.3% of the equity of MetriGenix, and a warrant, valued at $275, exercisable at $0.0001 per additional share, intended to enable the Company to maintain a 15% equity interest in MetriGenix. If the Company’s equity interest is diluted below 15%, MetriGenix must either terminate the subscription agreement or pay fees for the subscription. The Company may not terminate the subscription prior to December 31, 2006, except in the event of a breach by MetriGenix. The Company also received the right to appoint a person to the Board of Directors of the Buyer. The Company accounts for its investment in MetriGenix using the cost method of accounting and is recording the investment value, $3,186, as revenue over the initial term of the subscription agreement of three years. During 2005, 2004 and 2003, the Company recorded $1,027, $1,060 and $96, respectively, in revenue relating to this subscription agreement.

During 2004, the Company accounted for its investment in Avalon Pharmaceuticals, Inc. (“Avalon”) under the cost method of accounting. During 2005, Avalon completed an initial public offering and the Company reclassified its $1,000 investment to marketable securities available-for-sale. Subsequently, the Company recorded a $719 write-down of its investment in Avalon due to an other than temporary decline in Avalon’s estimated market value. The remaining investment in Avalon was $281 at December 31, 2005 and is included in Marketable Securities Available-for-Sale in the Company’s Consolidated Balance Sheets.

Note 6 - Other intangible assets

Information regarding the Company’s other intangible assets at December 31 is as follows:

	2005	2004
Carrying amount:
Licenses	$1,600	$7,765
Patent costs	3,185	2,693
Software development costs	13,170	19,738
Customer relationships	-	2,500
Database upgrade costs	4,737	569
Total carrying amount	$22,692	$33,265
Accumulated amortization:
Licenses	$993	$6,183
Patent costs	272	212
Software development costs	7,432	10,871
Customer relationships	-	2,187
Database upgrade costs	596	117
Total accumulated amortization	$9,293	$19,570
Net carrying value:
Licenses	$607	$1,582
Patent costs	2,913	2,481
Software development costs	5,738	8,867
Customer relationships	-	313
Database upgrade costs	4,141	452
Total net carrying value	$13,399	$13,695

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $7,295, $10,452 and $10,684, respectively, including amortization of software development costs of $5,197, $6,600 and $5,680, respectively. Estimated amortization expense for existing other intangible assets for each of the five succeeding years ending December 31 will be as follows:

2006	$6,318
2007	3,388
2008	815
2009	158
2010	102

Note 7 - Other accrued expenses

Other accrued expenses consist of the following as of December 31:

	2005	2004
Property additions	$779	$1,355
Professional and consulting fees	1,717	1,268
Other	1,773	2,006
Other accrued expenses	$4,269	$4,629

Note 8 - Long-term debt

Long-term debt as of December 31 consists of the following:

	2005	2004
Loan for facility -- bearing interest at 5.0% per annum and due in
quarterly installments through September 2009	$174	$218
Loan for facility -- bearing interest at 4.5% and due upon demand	450	450
	624	668
Less -- current portion	(497)	(494)
Long-term debt	$127	$174

As of December 31, 2005, future principal payments on long-term debt for the years ending December 31 are as follows:

2006	$497
2007	49
2008	51
2009	27
$624

Interest expense was $35, $49 and $48 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 9 - Income taxes

Income tax expense reflected in the Company’s 2004 and 2003 Consolidated Statements of Operations represents withholding taxes on certain payments by Japanese customers. During 2004, the United States and Japan entered into a new tax treaty eliminating this withholding tax effective July 1, 2004. The actual income tax expense for the years ended December 31, 2005, 2004 and 2003 is different from the amount computed by applying the statutory federal income tax rates to loss before income tax expense. The reconciliation of these differences for the years ended December 31 is as follows:

	2005	2004	2003
Tax benefit at federal statutory rate	$(16,433)	$(9,599)	$(7,658)
State income taxes, net of federal income tax effect	(2,233)	(1,304)	(1,041)
Goodwill impairment loss	12,665	-	-
Other	(2,973)	(2,314)	(400)
Increase in valuation allowance	8,974	13,504	11,345
Income tax expense	$-	$287	$2,246

The tax effect of cumulative temporary differences at December 31 is as follows:

	2005	2004
Deferred tax assets:
NOL and tax credit carryforwards	$97,147	$88,054
Contract revenue	404	2,509
Net loss in unconsolidated investee	3,483	3,483
Purchased research and development	3,065	3,292
Depreciation	2,649	2,231
Accrued vacation	587	492
Other	4,035	3,652
	111,370	103,713
Less -- valuation allowance	(109,055)	(100,082)
Net deferred tax assets	$2,315	$3,631
Deferred tax liabilities:
Capitalized software costs	$2,217	$3,425
Other	98	206
Net deferred tax liabilities	$2,315	$3,631

At December 31, 2005, net operating loss carryforwards (“NOLs”) for income tax purposes were $228,365, including approximately $1,300 and $30,000 related to the acquisitions of TherImmune and Oncormed, respectively. The Company also has research and development tax credit carryforwards of $8,952 as of December 31, 2005. The carryforwards, if not utilized, will expire in increments from 2008 through 2025. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 10 - Commitments and contingencies

Operating Leases

The Company conducts its operations from leased facilities in Gaithersburg, Maryland, Cambridge, Massachusetts and Berkeley, California, under operating leases with varying terms expiring through 2013. These leases obligate the Company to pay building operating costs and also contain renewal provisions which may extend their term. Future minimum lease payments under all operating lease agreements for the years ending December 31 are as follows:

2006	$6,230
2007	6,143
2008	4,313
2009	3,915
2010	2,871
2011 and thereafter	3,018
$26,490

Rent expense for the years ended December 31, 2005, 2004 and 2003, was $5,333, $4,377 and $4,476, respectively.

The Company has sublease arrangements for which the income is recorded as reduction to rent expense. Future minimum payments to be received under all subleases for the years ended December 31 are as follows:

2006	$304
2007	268
$572

Capital Leases

The Company leases certain equipment under capital leases. Capital leases are recorded at the present value of the future minimum lease payments. Future minimum capital lease payments under all capital lease agreements for the years ending December 31 are as follows:

2006	$158
2007	61
219
Less -- amounts representing interest (weighted average effective rate of 8.9%)	(18)
Present value of net minimum lease payments	201
Less -- current portion of capital lease obligations	(144)
Long-term portion of capital lease obligations	$57

Contingencies

The Company’s Preclinical Division is required to comply with applicable United States Government regulations. Failure to comply could result in the disqualification of data for submission to regulatory authorities, the loss of ongoing or future studies, damage to the Company’s reputation and other sanctions. Further, if a study is improperly performed, the Company may have to repeat the study at its expense, reimburse the client for the cost of the study and/or provide other remedies. In 2005, the Company received a Warning Letter (the “FDA Letter”) from the FDA focusing on two preclinical studies conducted in 2001 and 2002 by TherImmune Research Corporation, prior to its acquisition by the Company in 2003. The FDA Letter addressed issues relating to the conduct of and record keeping for these two studies. Since the receipt of the FDA Letter, the Company cooperated with the product sponsors to address the issues raised. The Company has submitted its response, addressing each of the violations cited and identifying corrective actions to be taken, for further consideration by the FDA. Although the Company believes that the issues raised in the FDA Letter have been resolved, there is no assurance that the FDA will not take further action. Such further action could range from requiring further work on the two studies at issue or FDA refusal to accept the results of those studies to support regulatory approval for the products involved to more extreme actions such as follow-up confirmatory inspections of the Company’s facilities which could potentially lead to disruptions on the Company’s ability to conduct preclinical research services. If this were to happen, the Company could incur material financial losses.

Commitments

The Company has agreed to purchase from Affymetrix a minimum of $7,625 in products and services during 2006 under its supply and license agreement with Affymetrix.

Litigation

The Company is not currently a party to any legal proceedings that would have a material adverse effect on the Company’s financial condition or results of operations.

Note 11 - 401(k) retirement plan

During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan all employees 18 years of age or older are eligible, starting on the calendar quarter, to contribute up to 100% of their eligible compensation and in the case of employees age 50 or older make certain catch-up contributions, subject to maximum deferrals allowed under IRS regulations. Employee contributions are 100% vested. Prior to 2004, the Company was not required to and did not make any contributions to the 401(k) Plan. In 2004, the Company initiated a matching contribution in the amount of 25% of up to 3% of an employee’s eligible compensation. Employees hired before January 1, 2004 are fully vested in the Company matching contributions. Employees hired after December 31, 2003 vest ratably over three years. These matching contributions amounted to $192 and $152 in 2005 and 2004, respectively. Beginning in April 2006, the Company’s matching contributions will increase to 50% of up to 6% of an employee’s eligible compensation.

Note 12 - Segment Information

Prior to April 2003, the Company operated as one business segment, Genomics Division. From April 2003 to December 2004, the Company managed its business as two business segments: Genomics Division and Preclinical Division. Beginning in 2005, the Company added a third business segment: Drug Repositioning Division. The prior period’s segment information has been restated to conform to the current period presentation.

The following table presents revenue and operating income (loss) for each of these segments. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded goodwill impairment loss and purchased research and development expenses from operating income (loss) and could also exclude certain unusual or corporate-related costs in the future. In addition, while the Company’s Consolidated Statements of Operations include adjustments to reflect the elimination of inter-segment transactions, individual segments may include these types of transactions. Management does not believe these transactions are material and believes that their inclusion would not impact either management’s or shareholders’ understanding of the results of operations for the segments. For purposes of clarity, revenue is reported net of inter-segment transactions. The Company does not identify or allocate, nor does management evaluate, assets by segment.

The following table sets forth information on reportable segments for the years ended December 31:

	2005	2004	2003
Genomics services
Revenue	$56,602	$52,171	$51,960
Operating income (loss)	7,213	(6,887)	(16,899)
Depreciation and amortization expense	9,977	12,837	14,518
Preclinical services
Revenue	$22,180	$23,766	$17,559
Operating income (loss)	(14,539)	(11,434)	(3,337)
Depreciation and amortization expense	3,433	3,716	2,260
Drug repositioning services
Revenue	$588	$-	$-
Operating income (loss)	(10,903)	(2,490)	-
Depreciation and amortization expense	628	73	-

A reconciliation of segment operating income (loss) to net loss before income tax expense for the years ended December 31 is as follows:

	2005	2004	2003
Segment operating income (loss)
Genomics services	$7,213	$(6,887)	$(16,899)
Preclinical services	(14,539)	(11,434)	(3,337)
Drug repositioning services	(10,903)	(2,490)	-
Purchased research and development	-	8,817	-
Goodwill impairment loss	32,794	-	-
	(51,023)	(29,628)	(20,236)
Interest (income), net	(2,625)	(1,395)	(1,652)
Other (income) expense	(813)	-	(327)
Write-down of other than temporary decline in the
value of marketable securities available-for-sale	719	-	-
Write-down of equity investments	-	-	4,268
Loss before income tax expense	$(48,304)	$(28,233)	$(22,525)

For 2005, two Genomics Division customers each accounted for 10% or more of the Company’s revenue (Customer A-10.8% and Customer B-10.2%). For 2004 and 2003, no customer accounted for 10% or more of the Company’s revenue. The following is a breakdown of the Company’s total revenue by geographic region as determined by the location of the customer identified in the agreement:

	North America	Pacific Rim	Europe
December 31, 2005	51%	29%	20%
December 31, 2004	54%	32%	14%
December 31, 2003	48%	34%	18%

Note 13 - Stock-based compensation

The Company has a stock plan (the “Stock Plan”), under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options to employees, certain employee directors and consultants of the Company and related corporations. The Stock Plan currently authorizes the grant of stock options for up to 10,600,000 shares of Common Stock. At December 31, 2005, there were 2,005,593 shares available for issuance under the Stock Plan.

The Company also has a Directors’ stock plan (the “Directors’ Plan”) to provide for granting of stock options to purchase up to 900,000 shares of Common Stock to non-employee directors of the Company. At December 31, 2005, there were 332,500 shares available for issuance under the Directors’ Plan. Stock options are to be granted at the fair market value of the Common Stock at the grant date.

The stock options granted under the Stock Plan and the Directors’ Plan expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years from such grant date and vesting of such stock options typically occurs ratably over periods ranging from two to four years.

The Company also has an Employee Stock Purchase Plan (the “ESPP”), which currently allows for an aggregate of 1,250,000 shares of Common Stock to be purchased. The ESPP allowed employees to purchase shares of Common Stock of the Company at each purchase date through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering (or, if later, the date during the offering when the employee was first eligible to participate), with a limit of 600 shares per purchaser per purchase date. At December 31, 2005, there were 447,978 shares available for issuance under the ESPP. The ESPP was suspended effective February 1, 2005.

The following is a summary of option activity for the years ended December 31, 2005, 2004 and 2003:

		Shares Subject to
		Outstanding Options
	Shares		Weighted
	Available		Average
	For Grant	Shares	Exercise Price
Balance at January 1, 2003	4,227,274	2,639,836	$11.83
Additional authorization	1,000,000	-	$-
Options granted	(2,826,864)	2,826,864	$6.62
Options exercised	-	(28,425)	$4.14
Options cancelled	521,457	(521,457)	$15.82
Balance at December 31, 2003	2,921,867	4,916,818	$8.46
Options granted	(1,928,623)	1,928,623	$3.92
Options exercised	-	(255,479)	$3.72
Options cancelled	947,824	(947,824)	$7.74
Balance at December 31, 2004	1,941,068	5,642,138	$7.03
Additional authorization	325,000	-	$-
Options granted	(530,450)	530,450	$3.66
Options exercised	-	(54,609)	$2.03
Options cancelled	602,475	(602,475)	$6.12
Balance at December 31, 2005	2,338,093	5,515,504	$6.86

Options to purchase a total of 4,287,254, 3,829,996 and 3,988,802 at December 31, 2005, 2004 and 2003, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2005, 2004 and 2003 was $1.40, $1.67 and $3.14, respectively.

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

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2005	Life	Price	2005	Price
$0.15--$4.50	2,366,755	7.0 Years	$3.56	1,330,712	$3.51
$4.51--$6.00	1,086,472	5.4 Years	$5.17	931,983	$5.18
$6.01--$7.20	109,306	4.7 Years	$6.58	96,523	$6.58
$7.21--$62.88	1,952,971	5.1 Years	$11.81	1,928,036	$11.82
$0.15--$62.88	5,515,504	6.0 Years	$6.86	4,287,254	$7.68

Note 14 - Related party transactions

In 2003, the Company had an agreement with MetriGenix to provide certain administrative services and subleased space that resulted in fees totaling $678 for the year ended December 31, 2003; such fees were accounted for as a reduction to operating expenses.

During 2005 and 2004, the Company did not enter into any related party transactions.

Note 15 - Quarterly results of operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	March 31	June 30	September 30	December 31
2005
Revenue	$19,740	$20,133	$17,078	$22,419
Cost of preclinical services	7,190	6,618	7,174	6,523
Database production	8,182	8,021	7,340	8,146
Net loss	$(4,101)	$(2,610)	$(39,480)	$(2,113)
Basic and diluted net loss per share	$(0.13)	$(0.08)	$(1.24)	$(0.07)

2004
Revenue	$20,221	$18,622	$17,030	$20,068
Cost of preclinical services	6,490	6,115	6,905	6,617
Database production	12,231	10,498	9,971	9,916
Net loss	$(5,510)	$(4,392)	$(14,609)	$(4,009)
Basic and diluted net loss per share	$(0.18)	$(0.14)	$(0.46)	$(0.13)

GENE LOGIC INC.

Schedule II - Valuation and Qualifying Accounts
December 31, 2005, 2004 and 2003
(in thousands)

Inventory Reserve for Tissue Samples:

	Balance at
	Beginning	New	Reserves	Balance at
	of Year	Reserves	Used	End of Year
December 31, 2005	$1,489	$383	$(218)	$1,654
December 31, 2004	994	495	-	1,489
December 31, 2003	580	414	-	994

Allowance for Doubtful Accounts:

	Balance at		Reserves
	Beginning	New	Due to	Accounts	Collected	Adjustment	Balance at
	of Year	Reserves	Acquisition (1)	Written-Off	Amounts	to Reserves	End of Year
December 31, 2005	$436	$591	$-	$-	$(318)	$-	$709
December 31, 2004	57	379	-	-	-	-	436
December 31, 2003	-	28	449	(334)	-	(86)	57

Notes:
(1) Reserve recorded in connection with the acquisition of TherImmune Research Corporation.