Form 10-Q
period 2006-03-31
GENE LOGIC INC
filed 2006-05-10
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2006

or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

GENE LOGIC INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1411336 (I.R.S. Employer Identification No.)
610 Professional Drive Gaithersburg, Maryland 20879 (Address of principal executive offices) (301) 987-1700 (Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES  ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,809,631 as of April 30, 2006.

GENE LOGIC INC.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Condensed Balance Sheets at March 31, 2006 and December 31, 2005	3
Consolidated Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005	4
Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5
Notes to Consolidated Condensed Financial Statements	6

PART II	OTHER INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
GENE LOGIC INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,393	$43,946
Marketable securities available-for-sale	35,515	38,179
Accounts receivable, net of allowance of $709 as of March 31, 2006 and December 31, 2005	6,090	3,544
Unbilled services	5,375	7,779
Inventory, net	3,809	3,117
Prepaid expenses	3,320	2,403
Other current assets	1,296	961
Total current assets	83,798	99,929
Property and equipment, net	30,349	30,682
Long-term investments	2,964	3,239
Goodwill	12,913	12,913
Other intangibles, net	12,196	13,399
Other assets	946	557
Total assets	$143,166	$160,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,390	$5,630
Accrued compensation and employee benefits	4,611	6,702
Other accrued expenses	4,194	4,269
Current portion of capital lease obligations	137	144
Current portion of long-term debt	497	497
Acquired technologies payable	3,500	3,492
Deferred revenue	8,208	11,595
Total current liabilities	26,537	32,329
Capital lease obligations, net of current portion	30	57
Long-term debt, net of current portion	115	127
Deferred rent	3,055	3,350
Total liabilities	29,737	35,863
Commitments and contingencies	–	–
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of March 31, 2006 and December 31, 2005	–	–
Common stock, $.01 par value; 60,000,000 shares authorized; 31,805,069 and 31,771,835 shares
issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	318	318
Additional paid-in-capital	386,029	385,586
Accumulated other comprehensive loss	(151)	(78)
Accumulated deficit	(272,767)	(260,970)
Total stockholders' equity	113,429	124,856
Total liabilities and stockholders' equity	$143,166	$160,719

See accompanying notes.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	March 31,
	2006	2005
Revenue:
Genomics services	$8,748	$13,239
Preclinical services	4,034	6,434
Drug repositioning services	20	67
Total revenue	12,802	19,740

Expenses (1):
Cost of preclinical services	6,408	7,190
Database production	7,733	8,182
Research and development	2,440	1,461
Selling, general and administrative	8,519	7,533
Total expenses	25,100	24,366
Loss from operations	(12,298)	(4,626)
Interest (income), net	(773)	(500)
Other (income) expense	(3)	(25)
Write-down of equity investment	275	–
Net loss	$(11,797)	$(4,101)
Basic and diluted net loss per share	$(0.37)	$(0.13)
Shares used in computing basic and diluted
net loss per share	31,788	31,708

(1) Line items include non-cash stock compensation expense as follows (see Note 2):

Cost of preclinical services	$58	$–
Database production	58	–
Research and development	36	–
Selling, general and administrative	163	–
Total non-cash stock compensation expense	$315	$–

See accompanying notes.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,797)	$(4,101)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,583	3,914
Write-down of equity investment	275	–
Non-cash stock compensation expense	315	–
Gain on sale of marketable securities available-for-sale	(31)	–
Loss on abandonment of patents	23	–
Laboratory facility impairment	476	–
Accrued interest relating to acquired technologies payable	8	35
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	(142)	1,147
Inventory	(692)	(1,663)
Prepaids and other assets	(1,641)	307
Accounts payable	(240)	148
Accrued expenses and deferred rent	(2,520)	270
Deferred revenue	(3,387)	991
Net cash flows from operating activities	(15,770)	1,048
Cash flows from investing activities:
Purchases of property and equipment	(1,846)	(5,615)
Purchases of licenses and patent costs	(228)	(190)
Software development costs	(275)	(406)
Database upgrade costs	(138)	(154)
Purchase of marketable securities available-for-sale	(10,068)	–
Proceeds from sale and maturity of marketable securities available-for-sale	12,690	16,632
Net cash flows from investing activities	135	10,267
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	128	186
Repayments of capital lease obligations and equipment loan	(46)	(43)
Net cash flows from financing activities	82	143
Net increase (decrease) in cash and cash equivalents	(15,553)	11,458
Cash and cash equivalents, beginning of period	43,946	53,237
Cash and cash equivalents, end of period	$28,393	$64,695
Supplemental disclosure:
Interest paid	$6	$10
See accompanying notes.

GENE LOGIC INC.

Notes to Consolidated Condensed Financial Statements
March 31, 2006
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides drug discovery and development services and solutions to pharmaceutical and biotechnology companies worldwide and United States Government agencies. The Company’s services are organized into three business segments: genomics and toxicogenomics services (“Genomics Division”), preclinical contract research services (“Preclinical Division”) and drug repositioning services (“Drug Repositioning Division”).

The Genomics Division consists of proprietary gene expression and toxicogenomics databases, toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions. These services are designed to help customers discover and prioritize drug targets, identify biomarkers, predict toxicity and understand the mechanism of toxicity and obtain insights into the efficacy of specific compounds. The Preclinical Division consists of in vivo (in life) research studies and related laboratory services to help customers assess the safety and pharmacologic effects of candidate compounds for the purpose of gaining regulatory approval to proceed with human trials. The Drug Repositioning Division, which resulted from the acquisition of certain technologies in 2004 that continue to be developed, consists of an integrated multi-technology platform used to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized drug candidates, and in the future, potentially assist customers in (ii) expanding indications for currently marketed drugs; and (iii) prioritizing and identifying indications for compounds entering preclinical development.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated condensed balance sheet as of March 31, 2006, consolidated condensed statements of operations for the three months ended March 31, 2006 and 2005 and the consolidated condensed statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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
	March 31,	December 31,
	2006	2005
Microarrays	$3,100	$2,199
Laboratory reagents	521	324
Tissue samples	1,855	2,248
	5,476	4,771
Less: tissue sample reserves	(1,667)	(1,654)
Inventory, net	$3,809	$3,117

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners. Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $11,870 and $4,085 for the three months ended March 31, 2006 and 2005, respectively.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the first three months of 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period and typically occurs ratably over periods ranging from two to four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

The Company’s results of operations for the first quarter of 2006 were impacted by the recognition of $315 in non-cash expense related to the fair value of the Company's stock-based compensation awards. Based on outstanding share-based awards as of December 31, 2005, the Company estimates that non-cash stock compensation expense in 2006 will be approximately $700 to reflect the continued vesting of outstanding stock option grants that remain unvested as of December 31, 2005. The impact of stock compensation expense in periods after the Company’s adoption will be dependent on the number and type of share-based payments issued to employees and non-employee directors and this estimate does not include the impact of other possible stock-based awards to be made during the balance of 2006.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1, which is effective for reporting periods after December 31, 2005, also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP FAS 115-1 had no material impact on the Company’s financial position, results of operations or cash flows.

Note 2 — Stock-based compensation

At March 31, 2006, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”).

Stock Plan

The Company has a Stock Plan, under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options to employees, certain employee directors and consultants of the Company and related corporations. The Stock Plan currently authorizes the grant of stock options for up to 10,600,000 shares of Common Stock. The stock options granted under the Stock Plan expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years from such grant date. As noted later, the Stock Plan has been amended, subject to the pending approval of the Stockholders in June 2006, to allow the issuance of restricted stock awards.

Directors’ Plan

The Company has a Directors’ Plan to provide for granting of stock options to purchase up to 900,000 shares of Common Stock to non-employee directors of the Company. Stock options are to be granted at the fair market value of the Common Stock at the grant date. The stock options granted under the Directors’ Plan expire ten years from such grant date.

ESPP

The Company has an ESPP that currently allows for an aggregate of 1,250,000 shares of Common Stock to be purchased. The ESPP allowed employees to purchase shares of Common Stock of the Company at each purchase date, through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering (or, if later, the date during the offering when the employee was first eligible to participate), with a limit of 600 shares per purchaser per purchase date. The ESPP was suspended effective February 1, 2005.

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, the Company recognized compensation expense, if any, only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting period. No stock-based compensation expense was recognized in the Consolidated Condensed Statement of Operations for the three months ended March 31, 2005, as all stock options granted by the Company have been granted with an exercise price equal to the fair value on the grant date and the ESPP was considered non-compensatory under APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and stock-based compensation expense for all share-based payment awards granted after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss in the Consolidated Condensed Financial Statements for the three months ended March 31, 2006 was $315 higher than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted net loss per share for the three months ended March 31, 2006 was $0.01 per share.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”, as if the fair value method defined by SFAS 123R had been applied to its stock-based compensation. To facilitate quarter-to-quarter comparisons, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the indicated period:

March 31,
2005
Net loss, as reported	$(4,101)
Add: Stock-based compensation expense included
in reported net loss	–
Deduct: Stock-based compensation expense determined
under fair value-based method for all awards	(615)
Pro forma net loss	$(4,716)

Basic and diluted net loss per share:
As reported	$(0.13)
Pro forma	$(0.15)

In connection with the Company’s adoption of SFAS 123R requiring expensing of stock-based compensation and a study of its overall compensation practices, the Company concluded that it would be advisable in the future to have the ability to issue restricted stock awards in lieu of, or in addition to, stock option awards. Consequently, the Board has amended and restated the Stock Plan, subject to the pending approval by the Stockholders in June 2006, to allow the issuance of a certain number of shares of Common Stock in the form of restricted stock awards. The Stock Plan, as in effect prior to the amendment, permitted only the grant of stock options. The proposed amendment would permit the issuance of restricted stock in addition to stock options, but would not change the total number of shares as to which equity awards may be issued under the Stock Plan. The amendment makes certain other changes, including among other things:

•	eliminates awards to consultants after June 1, 2006,
•	enables the Compensation Committee to structure awards to be performance-based,
•	eliminates option repricing except (i) in connection with a change in capitalization of the Company or (ii) with stockholder approval, and
•	extends the term of the Stock Plan.

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Weighted average fair value of grants	$1.35	$1.28
Expected volatility	52%	53%
Risk-free interest rate	4.49%	3.41% to 3.93%
Expected lives	3 years	3 years
Dividend rate	0%	0%

The following is a summary of option activity for the three months ended March 31, 2006:

		Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2006	5,515,504	$6.86
Options granted	21,500	$3.47
Options exercised	(33,234)	$3.84
Options cancelled	(201,243)	$6.05
Outstanding at March 31, 2006	5,302,527	$6.89	5.7	$2,383

Vested and expected to vest at March 31, 2006	5,036,083	$7.05	5.6	$2,166

Exercisable at March 31, 2006	4,517,119	$7.42	5.2	$1,706

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount is subject to change based on changes to the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was not material.

As of March 31, 2006, $719 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years. This estimate does not include the impact of other possible stock-based awards to be made during the balance of 2006.

Cash received from option exercises for the three months ended March 31, 2006 was $128.

Note 3 — Segment information

The Company’s operations are organized into three business segments: Genomics Division, Preclinical Division and Drug Repositioning Division, all of which are more fully described in Note 1.

The following table presents revenue and operating income (loss) for each of these segments. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded interest (income) expense, other (income) expense and write-down of equity investment, and could also exclude certain unusual or corporate-related costs in the future. In addition, while the Company’s Consolidated Condensed Statements of Operations include adjustments to reflect the elimination of inter-segment transactions, individual segments may include these types of transactions. Management does not believe these transactions are material and believes that their inclusion would not impact either management’s or shareholders’ understanding of the operations of the segments. For purpose of clarity, revenue is reported net of inter-segment transactions. The Company does not identify or allocate, nor does management evaluate, assets by segment.

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended
	March 31,
	2006	2005
Genomics services
Revenue	$8,748	$13,239
Operating income (loss) (1)	(3,805)	833
Depreciation and amortization expense	2,472	2,809
Preclinical services
Revenue	$4,034	$6,434
Operating income (loss) (1)	(4,969)	(3,002)
Depreciation and amortization expense	826	987
Drug repositioning services
Revenue	$20	$67
Operating income (loss) (1)	(3,524)	(2,457)
Depreciation and amortization expense	285	118

(1) Includes non-cash stock compensation expenses of $115, $110 and $90 for the three months ended March 31, 2006 for Genomics services, Preclinical services and Drug repositioning services, respectively.

A reconciliation of segment operating income (loss) to net loss for the indicated periods is as follows:

	Three Months Ended
	March 31,
	2006	2005
Segment operating income (loss)
Genomics services	$(3,805)	$833
Preclinical services	(4,969)	(3,002)
Drug repositioning services	(3,524)	(2,457)
Loss from operations	(12,298)	(4,626)
Interest (income), net	(773)	(500)
Other (income) expense	(3)	(25)
Write-down of equity investment	275	-

Net loss	$(11,797)	$(4,101)

During the three months ended March 31, 2006, one Genomics Division customer accounted for 10% or more of the Company’s revenue (18.4%). During the three months ended March 31, 2005, one Genomics Division customer accounted for 10% or more of the Company’s revenue (13.0%). The following table sets forth information on the composition of the Company’s total revenue by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
March 31, 2006	73%	11%	16%
March 31, 2005	54%	11%	35%

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section entitled “Risk Factors”. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

Overview

We conduct our operations through three business segments:

•
Genomics Division: we sell subscriptions and, increasingly, perpetual licenses to our proprietary gene expression and toxicogenomics databases, and provide toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions to customers worldwide to help in their drug research and development.

•
Preclinical Division: we provide in vivo (in life) studies and related laboratory services to enable customers primarily in the United States to assess the safety and pharmacologic effects of candidate compounds for the purpose of seeking FDA approval to initiate human trials.

•
Drug Repositioning Division: we have partnerships with customers to identify alternative indications for their failed, stalled or deprioritized drug candidates through the application of an integrated multi-technology platform, with the goal of returning such candidates to the drug development pipeline.

Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases. Typically, subscriptions to large databases are multi-year agreements, and subscriptions to our smaller databases or a subset of a database are largely annual agreements. Pricing for these subscriptions varies based on the nature of the database, including the proposed extent of use, scope of installation, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Generally, the fees for these subscriptions are payable ratably over the life of the agreement for multi-year agreements and ratably or up-front for shorter term agreements. We also grant perpetual licenses to some customers for a fee, payable typically upon delivery of the data or software, for certain data from our BioExpress and ToxExpress System databases, as well as to certain of our software tools. In some cases, a single contract or related contracts may cover a combination of services and solutions. Contracts with our customers other than our Japanese customers are dollar-denominated. Beginning in 2005, contracts with our Japanese customers have been denominated in Japanese Yen. Generally, our Genomics Division contracts may be terminated in the event of breach by either party not cured within any applicable cure period.

Our strategy is to transition our Genomics Division from a business that generates a majority of its revenue from subscription revenue from a limited number of large customers, to one that generates multiple sources of revenue from a growing and broadening list of offerings and customers. As a result of this strategy, we are expanding our customer base and broadening our offerings to derive an increasing percentage of our Genomics Division revenue from a combination of toxicogenomics services, software tools, microarray data generation and analysis services, perpetual licenses and other professional services and solutions, with pricing and payment terms that vary depending on the service or solution being provided. We expect this strategy to generate long-term revenue growth. However, in the shorter term, results may be variable from period-to-period and year-over-year, as evidenced by the results of the first quarter of 2006. This variability results from the need to replace lost subscription revenue, the fact that contracts may vary significantly in size, that revenue from each contract may be recognized over varying periods and that opportunities we may have anticipated from time to time may fail to materialize or be deferred.

We continually invest in new database content. In addition, from time to time our databases may require upgrades as new versions of microarrays are made available. We also periodically develop and provide new versions of our various software tools. In 2005, we completed an upgrade of our BioExpress System database and various versions of our software tools. In 2006, we expect to upgrade our ToxExpress System database and to have it substantially completed by year-end, as well as provide further versions of our software tools.

Our Preclinical Division revenue is primarily from fixed price contracts, under which we benefit only if our costs are equal to or lower than anticipated. For most fixed price contracts, a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of various milestones over the study’s duration. We also receive some revenue from cost plus contracts with United States Government agencies, under which we are reimbursed for our budgeted costs, subject to periodic audit, and receive a fixed fee. Costs under cost plus contracts are reimbursed monthly, along with a pro rata portion of the fixed fee. Contracts may range in duration from a few weeks to several years. Most of our Preclinical Division contracts may be terminated by the customer at any time, subject to payment to us of certain costs and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

The success of the Preclinical Division is dependent on our capacity and on our achieving optimal use of that capacity. In 2005, we completed our most recent capacity expansion. We have also taken steps to improve the operation of this division. In addition, we invested in improving and expanding our sales team, reduced the size of our workforce and took various steps to improve and emphasize the quality of our services. During the three months ended March 31, 2006, we incurred costs of $0.5 million associated with the reduction of excess capacity. We continue to work to improve the results for this business.

Our Drug Repositioning Division resulted from our acquisition of certain technology from Millennium Pharmaceuticals, Inc. (“Millennium”) in 2004. We have invested, and continue to invest, significant amounts in the development of the Drug Repositioning technologies and of the Drug Repositioning Division. Revenue from our Drug Repositioning Division has not been significant.

In addition to our agreements with Millennium and with another pharmaceutical partner, we have established partnerships to reposition drug candidates for Pfizer, Inc., F. Hoffmann-La Roche, Ltd. and one of its affiliates (collectively, “Roche”) and, most recently, N.V. Organon. Under these agreements, we do not generally derive up-front revenue, other than the up-front fees paid to us by Millennium related to our assessment of a single drug candidate. Each partner has agreed to make available a stated number of failed, stalled or deprioritized drug candidates during the term of the applicable agreement. Under terms of the agreements with Millennium, Pfizer and Roche, we will conduct the initial evaluation on those drug candidates using our integrated multi-technology platform, at our expense, and will inform our partner of any possible new indications we identify. In some instances, our partners have the option to elect to have us conduct mutually agreed upon animal model validation studies based on our hypothesis, which may be partially or entirely at our expense. Validated drug candidates would then be returned to a partner’s pipeline at its sole election. We would be entitled to receive milestone payments if a drug candidate is returned to the partner’s development pipeline and, if the drug candidate begins commercial sales, we would be entitled to royalties and, in one instance milestone payments, based on actual sales. If a partner declined a drug candidate for an indication we had found, we could in some cases acquire the rights to develop the drug candidate for the particular indication either directly or indirectly.

Under terms of our agreement with Organon, we will seek new therapeutic uses for Organon’s drug candidates. Unlike previous agreements, we and Organon will become equal owners of drug candidates for which potential new therapeutic utility is discovered using our drug repositioning platform. In addition, we and Organon will decide how to proceed with each drug candidate, including development, commercialization and funding. We and Organon may determine to conduct such development, commercialization and funding directly, through licensing, through a buy-out of either party’s interest or through other strategies.

We do not expect to receive significant revenue under any of our drug repositioning agreements in 2006.

We have incurred operating losses in each year since our inception, including losses of $48.3 million in 2005, $28.5 million in 2004 and $24.8 million in 2003. At March 31, 2006, we had an accumulated deficit of $272.8 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Total Revenue. Total revenue decreased to $12.8 million for the three months ended March 31, 2006 as compared to $19.7 million for the same period in 2005. During each of the three months ended March 31, 2006 and 2005, two separate Genomics Division customers accounted for greater than 10% of our total revenue. Our top four customers accounted for approximately 38% and 31% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, 16% and 35% of our total revenue, respectively, was from customers in the Pacific Rim, and 11% and 11% of our total revenue, respectively, was from customers in Europe. The decline in revenue from customers in the Pacific Rim reflects the impact of agreements for Genomics services that were terminated, renegotiated at reduced service levels or transitioned into perpetual licenses in 2005. As we expand our business development efforts in other geographic regions, we anticipate that a decreasing percentage of our total revenue will be derived from our Japanese customers.

Genomics Services Revenue. Revenue from our Genomics services, the majority of which consists of fees from subscription agreements to our BioExpress and ToxExpress System databases, was $8.7 million for the three months ended March 31, 2006, a decrease of $4.5 million, or 34%, from $13.2 million for the same period in 2005. The decrease reflects the absence of $5.3 million in subscription fees from agreements that have expired and reduced revenue of $1.7 million from certain agreements with existing customers renegotiated at reduced service levels, partially offset by $1.8 million in additional fees from customers to whom we granted perpetual licenses to certain data and/or software and higher revenue of $0.6 million from increased microarray data generation and analysis services in 2006.

In 2006, long-term subscription agreements with five customers will expire by their terms and two agreements allow for early termination at the customer’s election. These agreements accounted for 20% of our total 2005 revenue and 28% of our 2005 Genomics services revenue. As to the two agreements that are subject to early termination at the customer’s election, one customer has given us notice of its election to terminate its agreement early and one customer elected to continue its agreement. As to the remaining five agreements, two agreements have expired by their terms and one was terminated by mutual agreement. Two of these customers purchased perpetual licenses to data and software in connection with their respective terminations. Negotiations are either underway or will commence during the year for the remaining two agreements. There is no assurance that the remaining agreements scheduled to expire will be extended or that any agreements resulting from our discussions with such customers will be on terms comparable to, or as favorable to us as, the existing subscription agreements.

For 2006, we anticipate the percentage of revenue derived from our microarray data generation and analysis services and sales of perpetual licenses to increase.

Preclinical Services Revenue. Revenue from our Preclinical services, which consist of fees from preclinical safety and pharmacology studies and related laboratory services, was $4.0 million for the three months ended March 31, 2006, a decrease of $2.4 million, or 37%, from $6.4 million for the same period in 2005. The decrease is primarily attributable to a decline in both the number and size of studies conducted in the three months ended March 31, 2006. We expect a decline in revenue for the first half of 2006, followed by improvements for the remainder of 2006.

Cost of Preclinical Services Revenue. Cost of Preclinical services revenue, which consists of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation, decreased to $6.4 million for the three months ended March 31, 2006 from $7.2 million for the same period in 2005. Our gross margins were negative 59% for the three months ended March 31, 2006 compared to negative 12% in the same period in 2005. The decrease in gross margins for the first quarter of 2006 resulted from continued higher facility, labor and support costs associated with our underutilization of existing study capacity and includes $0.5 million of expenses we incurred associated with the reduction of excess capacity. We expect negative gross margins to continue for the first half of 2006, but expect gradual improvements in the second half of 2006, reflecting increased capacity utilization resulting from increasing revenue.

Database Production Expense. Database production expenses, which consist primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress and ToxExpress System databases and costs to provide microarray data generation and analysis services, decreased to $7.7 million for the three months ended March 31, 2006 from $8.2 million for the same period in 2005. The decrease consisted primarily of a $0.5 million reduction in database content generation expenses, including lower costs for agreements with third parties. For 2006, we expect database production expenses to increase due to an increase in costs associated with our growing microarray data generation and analysis services.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the ongoing development of our drug repositioning technologies, increased to $2.4 million for the three months ended March 31, 2006 from $1.5 million for the same period in 2005. The increase was primarily a result of development efforts related to our drug repositioning technologies and evaluation of customer supplied drug candidates under the terms of our drug repositioning partnerships. For 2006, we expect research and development expenses to increase modestly, as we continue to develop our drug repositioning technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $8.5 million for the three months ended March 31, 2006 from $7.5 million for the same period in 2005. The increase is largely due to an increase in personnel costs of $0.4 million, the recovery of a $0.2 million receivable previously recorded as a bad debt expense in 2005 and $0.2 million in non-cash compensation expense as a result of the impact of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). For 2006, we expect selling, general and administrative expenses to increase due to increased sales and marketing activities for all our businesses, including increases in the number of employees and planned costs under our 2006 annual employee incentive compensation plan and increased non-cash compensation expenses related to expensing stock-based awards under SFAS 123R that we adopted January 1, 2006.

Write-down of Equity Investment. In connection with our investment in MetriGenix, we had entered into a subscription agreement granting MetriGenix a license to use our BioExpress System and had been issued a warrant to enable us to maintain our 15% equity ownership in MetriGenix, which would terminate upon termination of the subscription agreement. In March 2006, we terminated the subscription agreement by mutual agreement and the warrant was therefore terminated. As a result, we recorded a $0.3 million write-down of the fair value of this warrant during the three months ended March 31, 2006. At March 31, 2006, the remaining book value of our investment in MetriGenix was $3.0 million.

Net Interest Income. Net interest income increased to $0.8 million for the three months ended March 31, 2006 from $0.5 million for the same period in 2005, due to increases in our rates of return on investments, partially offset by a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale.

Liquidity and Capital Resources

From inception through March 31, 2006, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of March 31, 2006, we had approximately $63.9 million in cash, cash equivalents and marketable securities available-for-sale, compared to $82.1 million as of December 31, 2005.

Net cash from operating activities decreased to a negative $15.8 million for the three months ended March 31, 2006 from a positive $1.0 million for the same period in 2005, primarily due to our increased net loss for the three months ended March 31, 2006 and the timing of customer payments for our services and payments under our compensation and retention plans. We anticipate that the amount of cash used during the first quarter of 2006 is higher and not representative of the amount of cash we expect to use in each of the remaining quarters of 2006.

During the three months ended March 31, 2006 and 2005, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures for the three months ended March 31, 2006 and 2005 were $1.8 million and $5.6 million, respectively. The decrease in capital expenditures was primarily due to the completion in 2005 of our Preclinical Division capacity and other facility renovations. For the remainder of 2006, we expect to incur capital expenditures for additional equipment purchases of no greater than $5 million.

We have capitalized software development costs of $0.3 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. These costs relate to ongoing efforts to enhance the software platform of our BioExpress and ToxExpress System databases. Software development costs are expected to continue in 2006 as a result of ongoing efforts to further enhance the software platform of our BioExpress and ToxExpress System databases. In 2006, we currently plan to incur database upgrade costs of approximately $3.5 million, as we enhance the content of our ToxExpress System database using microarrays from Affymetrix.

Our financing activities, other than the repayment of capital lease obligations and an equipment loan, have primarily consisted of the exercise of stock options and participation in our Employee Stock Purchase Plan ("ESPP"). The ESPP was suspended after the January 2005 purchase.

In July 2004, we purchased and licensed certain drug repositioning technologies and hired a research team from Millennium Pharmaceuticals, Inc. (“Millennium”). We contractually agreed to spend at least $8.5 million to develop and commercialize these technologies over the first eighteen months following the purchase. In addition, we had a further obligation to invest up to an additional $6.0 million through July 2006. As of March 31, 2006, we have met both of these commitments. As part of the consideration, we also agreed to pay $3.5 million in cash or stock, at our election, to Millennium in the first half of 2006. As of the date of this Form 10-Q, the form of consideration has not been determined.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of our current supply and license agreement, we agreed to purchase a minimum of $7.5 million in products and services from Affymetrix in 2006. As of March 31, 2006, we have purchased $2.7 million in products and services related to this commitment.

Specific future financial commitments as of March 31, 2006 are set forth in the following table:

	Total	Within 9 Months	2007 & 2008	2009 & 2010	Beyond 2010
Capital lease obligations	$178	$117	$61	$-	$-
Long-term debt	627	491	109	27	-
Acquired technologies payable	3,500	3,500	-	-	-
Payment obligations to Affymetrix	4,796	4,796	-	-	-
Operating leases	24,945	4,685	10,456	6,786	3,018
Total	$34,046	$13,589	$10,626	$6,813	$3,018

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

Our consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated financial statements.

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

Genomics Services Revenue. The majority of Genomics services revenue consists of fees earned under subscription agreements for all or parts of our gene expression databases, the BioExpress System and ToxExpress System, which are typically for a specific multi-year term. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases and software. In addition, we derive a smaller but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services and subscriptions to smaller solutions. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the databases. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered. Revenue from perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

During 2005, we entered into several contractual arrangements with multiple deliverables, such as licenses to access our BioExpress and ToxExpress System databases and microarray data generation and analysis and other professional services. For some of these arrangements, we were unable to determine objectively and reliably the fair value of individual undelivered elements, and in such arrangements, we recognize all revenue using the revenue recognition method appropriate to the predominant undelivered element. We also defer the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognize these expenses as we recognize the related revenue. The timing of revenue recognition associated with agreements we enter into in future periods may also be dependent on our ability to objectively and reliably determine the fair value of deliverables included in those agreements.

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

Goodwill and Other Intangible Assets Impairment

In 2003, we recorded goodwill of $43.0 million as a result of the acquisition of TherImmune Research Corporation, now renamed Gene Logic Laboratories Inc. In addition, we’ve previously recorded value for goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of whether or not these other intangible assets are impaired involves significant judgment, including the following: (i) our licenses and internally developed intellectual property may not provide valid and economical competitive advantage; and (ii) services may become obsolete before we recover the costs incurred in connection with their development.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual impairment test of our goodwill and periodic reviews of our other intangible assets. In addition, we are required to test for impairment at any point we have an indication that impairment may exist. We have elected to perform our annual impairment test of goodwill as of October 1. The goodwill impairment test that we have historically selected consisted of a ten-year discounted cash flow analysis, including the determination of a terminal value, and required management to make various judgments and assumptions, including revenue growth rates and discount rates, which management believed to be reasonable. Our annual impairment test as of October 1, 2004 did not indicate an impairment of our goodwill.

During September 2005, we determined in conjunction with our annual strategic planning process and as part of our annual testing of goodwill, that the carrying value of the goodwill that resulted from the April 1, 2003 acquisition of TherImmune (now Gene Logic Laboratories Inc., our Preclinical Division) was likely impaired, due to lower than expected performance, including lower than anticipated revenue and declining gross margins. To assist in the process of determining goodwill impairment loss, we obtained an appraisal from an independent valuation firm. The estimated fair value of our Preclinical Division declined in 2005, as compared to 2004, primarily due to changes in the assumptions of likely future net cash flows from this business. As a result of our review, we recorded a non-cash expense of $32.8 million in 2005 representing the implied impairment of goodwill of our Preclinical Division.

No impairment existed in the carrying value of goodwill of our Genomics Division.

Our assessment of the fair value of our Genomics Division and Preclinical Division is dependent on subjective estimates we make of inherently uncertain future net cash flows over extended periods. Accordingly, our estimates for future periods of net cash flows may change as market conditions and circumstances dictate. Future impairment tests of our goodwill may result in additional impairment charges based on these changing estimates.

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

Equity Investments

Following the write-down of $0.3 million in the first quarter of 2006, we hold an equity investment in one company (MetriGenix) with a remaining book value of $3.0 million as of March 31, 2006. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Recently Issued Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and for those that were granted prior to, but have not yet vested as of, January 1, 2006, in accordance with SFAS 123R. For the first three months of 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and recognize the compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, were required to recognize compensation expense only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Since stock options granted by us in the last several years have been granted with an exercise price equal to the fair value on the grant date, we did not recognize any expense for such options prior to our adoption of SFAS 123R.

Our results of operations for the first quarter of 2006 were impacted by the recognition of $0.3 million in non-cash expense related to the fair value of our stock-based compensation awards. Based on outstanding share-based payments as of January 1, 2006, we estimate that non-cash stock compensation expense in 2006 will be approximately $0.7 million to reflect the continued vesting of outstanding stock option grants that remain unvested as of January 1, 2006. The impact of stock compensation expense in periods after our adoption will be dependent on the number and type of share-based payments issued to employees and non-employee directors and this estimate does not include the impact of other possible stock-based awards to be made during the balance of 2006.

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP FAS 115-1, which is effective for reporting periods after December 31, 2005, also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP FAS 115-1 had no material impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates. At March 31, 2006, we had cash and cash equivalents of $28.4 million and marketable securities available-for-sale of an additional $35.5 million. We invest our excess cash primarily in money market funds, obligations of the United States Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at March 31, 2006, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.2 million for the three months ended March 31, 2006. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. Revenue derived from the Pacific Rim as a percentage of total revenue was 16% for the three months ended March 31, 2006, and was primarily derived from our customers in Japan. Exchange rate fluctuations between the United States dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated condensed financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately 0.2 million for the three months ended March 31, 2006. There can be no assurance that losses related to this currency risk will not occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”). Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.	Risk Factors

There are no material changes in Risk Factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.50	Service Provider Agreement, effective January 1, 2006, between Registrant and Affymetrix, Inc. (1)

31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: May 10, 2006	By: /s/ Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)