Form 10-Q
period 2006-06-30
GENE LOGIC INC
filed 2006-08-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,809,631 as of July 31, 2006.

GENE LOGIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GENE LOGIC INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,824	$43,946
Marketable securities available-for-sale	34,669	38,179
Accounts receivable, net of allowance of $499 and $709 as of June 30, 2006 and December 31, 2005, respectively
	1,822	3,544
Unbilled services	4,827	7,779
Inventory, net	2,830	3,117
Prepaid expenses	3,197	2,403
Other current assets	986	961
Total current assets	73,155	99,929
Property and equipment, net	28,667	30,682
Long-term investments	2,964	3,239
Goodwill	12,913	12,913
Other intangibles, net	11,716	13,399
Other assets	964	557
Total assets	$130,379	$160,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,996	$5,630
Accrued compensation and employee benefits	4,504	6,702
Other accrued expenses	3,708	4,269
Current portion of capital lease obligations	132	144
Current portion of long-term debt	498	497
Acquired technologies payable	3,500	3,492
Deferred revenue	9,633	11,595
Total current liabilities	24,971	32,329
Capital lease obligations, net of current portion	—	57
Long-term debt, net of current portion	103	127
Deferred rent	2,938	3,350
Total liabilities	28,012	35,863
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and outstanding as of June 30, 2006 and December 31,
2005	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 31,809,631 and 31,771,835 shares issued and outstanding as of June 30, 2006
and December 31, 2005, respectively	318	318
Additional paid-in-capital	386,281	385,586
Accumulated other comprehensive loss	(179)	(78)
Accumulated deficit	(284,053)	(260,970)
Total stockholders' equity	102,367	124,856
Total liabilities and stockholders' equity	$130,379	$160,719

See accompanying notes.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Genomics services	$4,683	$14,166	$13,431	$27,405
Preclinical services	6,600	5,820	10,634	12,254
Drug repositioning services	9	147	29	214
Total revenue	11,292	20,133	24,094	39,873

Expenses (1):
Cost of preclinical services	7,172	6,618	13,580	13,808
Database production	7,566	8,021	15,299	16,203
Research and development	2,541	1,380	4,981	2,841
Selling, general and administrative	5,951	7,743	14,470	15,276
Total expenses	23,230	23,762	48,330	48,128
Loss from operations	(11,938)	(3,629)	(24,236)	(8,255)
Interest (income), net	(755)	(617)	(1,528)	(1,117)
Other (income) expense	103	(402)	100	(427)
Write-down of equity investment	—	—	275	—
Net loss	$(11,286)	$(2,610)	$(23,083)	$(6,711)
Basic and diluted net loss per share	$(0.35)	$(0.08)	$(0.73)	$(0.21)
Shares used in computing basic and diluted
net loss per share	31,809	31,742	31,798	31,725

(1) Line items include non-cash stock compensation expense as follows (see Note 2):
Cost of preclinical services	$43	$—	$101	$—
Database production	43	—	101	—
Research and development	27	—	63	—
Selling, general and administrative	122	—	285	—
Total non-cash stock compensation expense	$235	$—	$550	$—

See accompanying notes.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(23,083)	$(6,711)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	7,200	7,443
Inventory impairment	675	—
Write-down of equity investment	275	—
Non-cash stock compensation expense	550	—
Gain on sale of marketable securities available-for-sale	(31)	—
Loss on abandonment of patents	23	18
Loss on disposal of property and equipment	—	50
Laboratory facility impairment	476	—
Accrued interest relating to acquired technologies payable	8	72
Changes in operating assets and liabilities:
Accounts receivable and unbilled services	4,674	(2,683)
Inventory	(388)	(1,292)
Prepaids and other assets	(1,226)	380
Accounts payable	(2,634)	(1,756)
Accrued expenses and deferred rent	(3,230)	3,621
Deferred revenue	(1,962)	7,590
Net cash flows from operating activities	(18,673)	6,732
Cash flows from investing activities:
Purchases of property and equipment	(2,002)	(9,992)
Purchases of licenses and patent costs	(425)	(236)
Software development costs	(628)	(889)
Database upgrade costs	(887)	(720)
Purchase of marketable securities available-for-sale	(19,275)	(5,944)
Proceeds from sale and maturity of marketable securities available-for-sale	22,715	26,694
Net cash flows from investing activities	(502)	8,913
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	145	187
Repayments of capital lease obligations and equipment loan	(92)	(88)
Net cash flows from financing activities	53	99
Net increase (decrease) in cash and cash equivalents	(19,122)	15,744
Cash and cash equivalents, beginning of period	43,946	53,237
Cash and cash equivalents, end of period	$24,824	$68,981
Supplemental disclosure:
Interest paid	$12	$19

See accompanying notes.

GENE LOGIC INC.

Notes to Consolidated Condensed Financial Statements
June 30, 2006
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

The Genomics Division consists of proprietary gene expression and toxicogenomics databases, toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions. These services are designed to help customers discover and prioritize drug targets, identify biomarkers, predict toxicity and understand the mechanism of toxicity and obtain insights into the efficacy of specific compounds. The Preclinical Division consists of in vivo (in life) research studies and related laboratory services to enable customers primarily in the United States to assess the safety and pharmacologic effects of candidate compounds for the purpose of seeking FDA approval to initiate human trials. The Drug Repositioning Division, which resulted from the acquisition of certain technologies in 2004 that continue to be developed, consists of an integrated multi-technology platform used to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized drug candidates, and in the future, potentially assist customers in (ii) expanding indications for currently marketed drugs; and (iii) prioritizing and identifying indications for compounds entering preclinical development.

The Company is currently conducting a review of its overall business strategy with the assistance of outside consultants. As a result of this review, the Company may contemplate a range of actions that could have a material impact on its business as it is presently conducted. The Company expects to complete its review by late September 2006. Using preliminary findings from this review, the Company recently initiated a restructuring of its Genomics Division intended to reduce its cash use. The Company gave notice of termination to approximately 80 employees, effective October 5, 2006, which will result in severance costs of $1,800. Once fully implemented, the Company estimates that these staff reductions will reduce its annual salary and fringe benefits costs by approximately $8,000. The Company expects to realize additional savings in certain non-employee costs in connection with this restructuring.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated condensed balance sheet as of June 30, 2006, consolidated condensed statements of operations for the three and six months ended June 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

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

	June 30,	December 31,
	2006	2005
Microarrays	$2,969	$2,199
Laboratory reagents	404	324
Tissue samples	1,809	2,248
	5,182	4,771
Less:
Microarray lower of cost or market reserve	(675)	—
Tissue sample reserves	(1,677)	(1,654)
Inventory, net	$2,830	$3,117

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners. Total comprehensive loss, which primarily includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $11,314 and $2,552 for the three months ended June 30, 2006 and 2005, respectively, and $23,184 and $6,637 for the six months ended June 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted (i) prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the first half of 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period and typically occurs ratably over periods ranging from two to four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

The Company’s results of operations for the three and six months ended June 30, 2006 were impacted by the recognition of $235 and $550, respectively, in non-cash expense related to the fair value of the Company’s stock-based compensation awards. Based on outstanding share-based awards as of December 31, 2005, the Company estimates that non-cash stock compensation expense in 2006 will be approximately $700 to reflect the continued vesting of outstanding stock option grants that remained unvested as of December 31, 2005. The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors and this estimate does not include the impact of other possible stock-based awards that could be made during the balance of 2006.

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

Note 2 — Stock-based compensation

At June 30, 2006, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”).

Stock Plan

The Company has a Stock Plan, under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options to employees, certain employee directors and consultants of the Company and related corporations. The Stock Plan currently authorizes the grant of stock options for up to 10,600,000 shares of Common Stock. The stock options granted under the Stock Plan expire at the earlier of termination or the date specified by the Committee at the date of grant, but not more than ten years from such grant date. As noted later, the Stock Plan was amended upon approval of the Stockholders in June 2006, to allow the issuance of restricted stock awards and to make certain other changes.

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

Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, the Company recognized compensation expense, if any, only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting period. No stock-based compensation expense was recognized in the Consolidated Condensed Statement of Operations for the three and six months ended June 30, 2005, as all stock options granted by the Company had been granted with an exercise price equal to the fair value on the grant date and the ESPP was considered non-compensatory under APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first half of 2006 included compensation expense for all stock-based compensation awards granted (i) prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss in the Consolidated Condensed Financial Statements for the three and six months ended June 30, 2006 was $235 and $550, respectively, higher than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.01 and $0.02 per share, respectively.

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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(2,610)	$(6,711)
Add: Stock-based employee compensation expense included
in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined
under fair value-based method for all awards	(530)	(1,145)
Pro forma net loss	$(3,140)	$(7,856)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.21)
Pro forma	$(0.10)	$(0.25)

A recent amendment to the Stock Plan was approved by the Stockholders in June 2006, allowing the issuance of restricted stock awards, in addition to stock options. The amendment also eliminates awards to consultants after June 1, 2006, enables the Compensation Committee to structure awards to be performance-based, eliminates option repricing except (i) in connection with a change in capitalization of the Company or (ii) with stockholder approval and extends the term of the Stock Plan.

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average fair value of grants	$1.04	$1.24	$1.11	$1.26
Expected volatility	57%	51%	55%	52%
Risk-free interest rate	5.11%	3.61% to 3.73%	4.49% to 5.11%	3.41% to 3.93%
Expected lives	3 years	3 years	3 years	3 years
Dividend rate	0%	0%	0%	0%

The following is a summary of option activity for the six months ended June 30, 2006:

		Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2006	5,515,504	$6.86
Options granted	101,500	$2.66
Options exercised	(37,796)	$3.85
Options cancelled	(492,433)	$6.60
Outstanding at June 30, 2006	5,086,775	$6.82	5.7	$41

Vested and expected to vest at June 30, 2006	4,850,423	$6.96	5.6	$41

Exercisable at June 30, 2006	4,443,176	$7.28	5.3	$41

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount is subject to change based on changes to the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was not material.

As of June 30, 2006, $585 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years. This estimate does not include the impact of other possible stock-based awards that may be made during the balance of 2006, nor does it take into account the restructuring which was announced in August 2006, as described in Note 4.

Cash received from option exercises for the six months ended June 30, 2006 was $145.

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

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Genomics Services
Revenue	$4,683	$14,166	$13,431	$27,405
Operating income (loss) (1)	(6,064)	1,669	(9,873)	2,504
Depreciation and amortization expense	2,498	2,601	4,970	5,410
Preclinical Services
Revenue	$6,600	$5,820	$10,634	$12,254
Operating income (loss) (1)	(2,502)	(2,838)	(7,466)	(5,840)
Depreciation and amortization expense	829	782	1,655	1,769
Drug Repositioning Services
Revenue	$9	$147	$29	$214
Operating income (loss) (1)	(3,372)	(2,460)	(6,897)	(4,919)
Depreciation and amortization expense	290	146	575	264

(1)
Includes non-cash stock compensation expenses of $86, $83 and $66 and $201, $193 and $156 for the three and six months ended June 30, 2006, respectively, for Genomics services, Preclinical services and Drug repositioning services.

A reconciliation of segment operating income (loss) to net loss for the indicated periods is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment Operating Income (Loss)
Genomics services	$(6,064)	$1,669	$(9,873)	$2,504
Preclinical services	(2,502)	(2,838)	(7,466)	(5,840)
Drug repositioning services	(3,372)	(2,460)	(6,897)	(4,919)
	(11,938)	(3,629)	(24,236)	(8,255)
Interest (income), net	(755)	(617)	(1,528)	(1,117)
Other (income) expense	103	(402)	100	(427)
Write-down of equity investment	—	—	275	—
Net loss	$(11,286)	$(2,610)	$(23,083)	$(6,711)

During the three months ended June 30, 2006, one customer of the Company’s Genomics and Preclinical Divisions accounted for 10% or more of the Company’s revenue (10.6%). During the six months ended June 30, 2006, no customer accounted for 10% or more of the Company’s revenue. During the three and six months ended June 30, 2005, one Genomics Division customer accounted for 10% or more of the Company’s revenue (18.2% and 11.0%, respectively). The following table sets forth information on the composition of the Company’s total revenue by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
June 30, 2006	72%	16%	12%
June 30, 2005	49%	27%	24%
For the six months ended:
June 30, 2006	72%	14%	14%
June 30, 2005	51%	19%	30%

Note 4 — Subsequent event

As previously discussed in Note 1, the Company has notified approximately 80 employees that their employment will terminate effective October 5, 2006, consistent with the Worker Adjustment and Retraining Notification (WARN) Act. When the terminations are effective, the affected employees will be given severance that is expected to cost approximately $1,800, which costs will be recorded in the third quarter of 2006, but not paid until the fourth quarter of 2006 due to the timing of the actual termination date.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section entitled “Risk Factors” and in Part II, Item 1A of this Form 10-Q. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

Overview

We conduct our operations through three business segments:

•
Genomics Division: we sell subscriptions and perpetual licenses to our proprietary gene expression and toxicogenomics databases, and provide toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions to customers worldwide to help in their drug research and development.

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

We are currently conducting a review of our overall business strategy with the assistance of outside consultants. As a result of this review, we may contemplate a range of actions that could have a material impact on our business as it is presently conducted. We expect to complete our review by late September 2006. Using preliminary findings from this review, we recently initiated a restructuring of our Genomics Division intended to reduce its cash use. We gave notice of termination to approximately 80 employees, effective October 5, 2006, which will result in severance costs of $1.8 million. Once fully implemented, we estimate that these staff reductions will reduce our annual salary and fringe benefits costs by approximately $8 million. We expect to realize additional savings in certain non-employee costs in connection with this restructuring.

Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases, in the form of multi-year subscriptions and annual subscriptions to our smaller databases or a subset of our larger databases; more recently, we have also granted perpetual licenses to our data and/or software tools. Fees are payable ratably over the life of the agreement for multi-year agreements, ratably or up-front for shorter-term agreements and, in the case of perpetual licenses, upon delivery of the data or software. Generally, our Genomics Division contracts may be terminated in the event of breach by either party not cured within any applicable cure period. In the past, we have invested in new database content, upgraded our databases and developed new versions of our software tools. Future investments in these areas are being evaluated as part of our strategic review of our Genomics Division.

Our Preclinical Division revenue is primarily from fixed price contracts, under which a portion of the contract price is due at the time the study starts, with the balance payable upon the achievement of various milestones over the study’s duration. We also receive some revenue from cost plus contracts with United States Government agencies, under which we are reimbursed for our budgeted costs, subject to periodic audit, and receive a fixed fee. Costs under cost plus contracts are reimbursed monthly, along with a pro rata portion of the fixed fee. Contracts may range in duration from a few weeks to several years. Most of our Preclinical Division contracts may be terminated by the customer at any time, subject to payment to us of certain costs and, in some instances, a portion of our profit or fixed fee, or a cancellation fee.

The success of the Preclinical Division is dependent on our capacity and on our achieving optimal use of that capacity. Results in 2006 are beginning to show the positive impact of our recent capacity expansion and other improvements in operations and business development.

Our Drug Repositioning Division resulted from our acquisition of certain technology from Millennium Pharmaceuticals, Inc. (“Millennium”) in 2004. We have invested, and continue to invest, significant amounts in the development of the Drug Repositioning technologies and of the Drug Repositioning Division.

We have established partnerships to reposition drug candidates with several pharmaceutical and biotechnology customers. Under these agreements, we do not typically derive up-front revenue. Generally, a partner agrees to make available a stated number of failed, stalled or deprioritized drug candidates as to which we will conduct the initial evaluation using our integrated multi-technology platform, at our expense. We will inform our partner of any possible new indications we identify. In some instances, our partner has the option to elect to have us conduct mutually agreed upon animal model validation studies based on our hypothesis, which may be partially or entirely at our expense. Validated drug candidates would then be returned to a partner’s pipeline at its sole election and we could receive milestone payments if a drug candidate is returned to the partner’s development pipeline and royalties and/or milestone payments based on sales if the drug candidate begins commercial sales. If a partner declined a drug candidate for an indication we had found, we could in some cases acquire the rights to develop the drug candidate for the particular indication. We have acquired one such candidate, but have not established a development plan for that candidate. Under the terms of another agreement, we may become equal owners with our partner of drug candidates for which potential new therapeutic utility is discovered and we would jointly decide how to proceed with the development, commercialization and funding of such candidate.

Revenue from our Drug Repositioning Division has not been significant to date and we do not expect to receive significant revenue under any of our drug repositioning agreements in 2006.

We have incurred operating losses in each year since our inception, including losses of $48.3 million in 2005, $28.5 million in 2004 and $24.8 million in 2003. At June 30, 2006, we had an accumulated deficit of $284.1 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional operating losses in the future.

Results of Operations

Three Months Ended June 30, 2006 and 2005

Total Revenue. Total revenue decreased 44% to $11.3 million for the three months ended June 30, 2006 as compared to $20.1 million for the same period in 2005. During the three months ended June 30, 2006, one customer of our Genomics and Preclinical Divisions, accounted for greater than 10% of our total revenue. During the three months ended June 30, 2005, one Genomics Division customer, accounted for greater than 10% of our total revenue. During the three months ended June 30, 2006 and 2005, 12% and 24% of our total revenue, respectively, was from customers in the Pacific Rim, and 16% and 27% of our total revenue, respectively, was from customers in Europe. The decline in revenue from customers in the Pacific Rim reflects the impact of agreements for Genomics services that were terminated, renegotiated at reduced service levels or transitioned into perpetual licenses in 2005. The decline in revenue from customers in Europe primarily reflects the impact of a deliverable to a Genomics Division customer in 2005 which did not recur at the same level in 2006.

Genomics Services Revenue. Revenue from our Genomics services, the majority of which consists of fees from subscription agreements to our BioExpress and ToxExpress System databases, was $4.7 million for the three months ended June 30, 2006, a decrease of $9.5 million, or 67%, from $14.2 million for the same period in 2005. The 2006 decrease in revenue resulted from declining subscription revenue, the absence of anticipated sales of perpetual licenses to database products that failed to materialize and slower than anticipated sales growth for microarray data generation and analysis services. Specifically, the 2006 results reflect the absence of $6.9 million in subscription fees from agreements that have expired and $3.1 million in additional fees from customers to whom we granted perpetual licenses to certain data, partially offset by higher revenue of $0.8 million from increased microarray data generation and analysis services in 2006. For 2006, we presently anticipate our Genomics Division revenue to be significantly lower than previously anticipated.

In 2006, long-term subscription agreements with five customers will expire by their terms and two agreements allow for early termination at the customer’s election. These agreements accounted for 20% of our total 2005 revenue and 28% of our 2005 Genomics services revenue. Also, these agreements accounted for 33% and 59% of our total revenue and Genomics services revenue, respectively, for the six months ended June 30, 2006. As to the two agreements that were subject to early termination at the customer’s election, one customer terminated its agreement early and one customer elected to continue its agreement. As to the remaining five agreements, three agreements have expired by their terms and one was terminated by mutual agreement. Two of these customers purchased perpetual licenses to data and software in connection with their respective terminations. Negotiations are underway for the remaining agreement. There is no assurance that the remaining agreement scheduled to expire will be extended or that any agreement resulting from our discussions with such customer will be on terms comparable to, or as favorable to us, as the existing subscription agreement.

Preclinical Services Revenue. Revenue from our Preclinical services, which consist of fees from preclinical safety and pharmacology studies and related laboratory services, was $6.6 million for the three months ended June 30, 2006, an increase of $0.8 million, or 13%, from $5.8 million for the same period in 2005. The increase is primarily attributable to increased utilization of capacity and an increase in the number of large-animal studies conducted in the three months ended June 30, 2006. For the remainder of 2006, we expect continued improvements in revenue due to increased utilization of our capacity.

Cost of Preclinical Services Revenue. Cost of Preclinical services revenue consists of direct and indirect costs related to conducting preclinical safety and pharmacology studies and related laboratory services, including direct and indirect labor, study materials and facility costs and depreciation. Cost of preclinical services revenue increased $0.6 million for the three months ended June 30, 2006 to $7.2 million from $6.6 million for the same period in 2005 reflecting higher revenue of $0.8 million in 2006, partially offset by slight improvements in gross margins to negative 9% for the three months ended June 30, 2006 from negative 14% in the same period in 2005. When compared to the first quarter of 2006, gross margins for the second quarter of 2006 improved significantly from negative 59% to negative 9%, which reflects an improving trend in our business. For the remainder of 2006, we expect gross margins to continue to improve, largely as a result of increased capacity utilization.

Database Production Expense. Database production expenses, which consist primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress and ToxExpress System databases and costs to provide microarray data generation and analysis services, decreased to $7.6 million for the three months ended June 30, 2006 from $8.0 million for the same period in 2005. The decrease consisted primarily of a $1.3 million reduction in database content generation expenses, including $0.8 million in lower costs for agreements with third parties, partially offset by a $0.7 million lower of cost or market impairment of inventory in 2006. For the remainder of 2006, we expect database production expenses to decrease largely due to reductions in related personnel.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the ongoing development of our drug repositioning technologies, increased to $2.5 million for the three months ended June 30, 2006 from $1.4 million for the same period in 2005. The increase was primarily a result of increased development efforts related to our drug repositioning technologies and evaluation of customer-supplied drug candidates under the terms of our drug repositioning partnerships. For the remainder of 2006, we expect research and development expenses to increase modestly, as we continue to develop our drug repositioning technologies and do repositioning work on customer-supplied drug candidates.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $6.0 million for the three months ended June 30, 2006 from $7.7 million for the same period in 2005. The decrease is largely due to a reduction of $0.8 million in costs under our 2006 annual employee incentive compensation plan due to our Genomics Division revenue shortfall and other savings from general cost controls over a wide range of expense categories, partially offset by $0.1 million in non-cash compensation expense resulting from the impact of the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Beginning in the fourth quarter of 2006, we expect selling, general and administrative expenses to be lower as a result of the reduction in our workforce.

Net Interest Income. Net interest income increased to $0.8 million for the three months ended June 30, 2006 from $0.6 million for the same period in 2005, due to increases in our rates of return on investments, partially offset by a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale.

Other (Income) Expense. Other (income) expense was an expense of $0.1 million for the three months ended June 30, 2006 compared to income of $0.4 million for the same period in 2005, due to foreign currency transaction losses and gains in 2006 and 2005, respectively, relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005, agreements with our Japanese customers are now denominated in Japanese Yen.

Six Months Ended June 30, 2006 and 2005

Total Revenue. Total revenue decreased 40% to $24.1 million for the six months ended June 30, 2006 as compared to $39.9 million for the same period in 2005. During the six months ended June 30, 2006, no customer accounted for greater than 10% of our total revenue. During the six months ended June 30, 2005, one Genomics Division customer accounted for greater than 10% of our total revenue. During the six months ended June 30, 2006 and 2005, 14% and 30% of our total revenue, respectively, was from customers in the Pacific Rim, and 14% and 19% of our total revenue, respectively, was from customers in Europe. The decline in revenue from customers in the Pacific Rim reflects the impact of agreements for Genomics services that were terminated, renegotiated at reduced service levels or transitioned into perpetual licenses in 2005.

Genomics Services Revenue. Revenue from our Genomics services was $13.4 million for the six months ended June 30, 2006, a decrease of $14.0 million, or 51%, from $27.4 million for the same period in 2005. The 2006 decrease in revenue resulted from declining subscription revenue, the absence of anticipated sales of perpetual licenses to database products that failed to materialize and slower than anticipated sales growth for microarray data generation and analysis services. Specifically, the 2006 results reflect the absence of $11.9 million in subscription fees from agreements that have expired, $2.1 million in additional fees from customers to whom we granted perpetual licenses to certain data and/or software and reduced revenue of $2.0 million from certain agreements with existing customers renegotiated at reduced service levels, partially offset by higher revenue of $1.4 million from increased microarray data generation and analysis services in 2006.

Preclinical Services Revenue. Revenue from our Preclinical services was $10.6 million for the six months ended June 30, 2006, a decrease of $1.6 million, or 13%, from $12.3 million for the same period in 2005. The decrease is primarily attributable to a decline in both the number and size of studies conducted during the first quarter of 2006, partially offset by increased utilization of capacity and an increase in the number of large-animal studies conducted during the second quarter of 2006, which reflects an improving trend in our business.

Cost of Preclinical Services Revenue. Cost of preclinical services revenue decreased $0.2 million for the six months ended June 30, 2006 to $13.6 million from $13.8 million for the same period in 2005 reflecting lower revenue of $1.6 million in 2006, partially offset by declines in gross margins to negative 28% for the six months ended June 30, 2006 from negative 13% in the same period in 2005.

Database Production Expense. Database production expenses decreased to $15.3 million for the six months ended June 30, 2006 from $16.2 million for the same period in 2005. The decrease consisted primarily of a $1.9 million reduction in database content generation expenses, including $1.3 million in lower costs for agreements with third parties, partially offset by a $0.7 million lower of cost or market impairment of inventory in 2006.

Research and Development Expense. Research and development expenses increased to $5.0 million for the six months ended June 30, 2006 from $2.8 million for the same period in 2005. The increase was primarily a result of increased development efforts related to our drug repositioning technologies and repositioning work on customer-supplied drug candidates.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $14.5 million for the six months ended June 30, 2006 from $15.3 million for the same period in 2005. The decrease is largely due to a reduction of $0.8 million in costs under our 2006 annual employee incentive compensation plan due to our Genomics Division revenue shortfall, partially offset by $0.3 million in non-cash compensation expense as a result of the impact of SFAS 123R.

Write-down of Equity Investment. In connection with our investment in MetriGenix, we had entered into a subscription agreement granting MetriGenix a license to use our BioExpress System and had been issued a warrant to enable us to maintain our 15% equity ownership in MetriGenix, which would terminate upon termination of the subscription agreement. In March 2006, we terminated the subscription agreement by mutual agreement and the warrant was therefore terminated. As a result, we recorded a $0.3 million write-down of the fair value of this warrant during the six months ended June 30, 2006. At June 30, 2006, the remaining book value of our investment in MetriGenix was $3.0 million, which we believe approximates fair value.

Net Interest Income. Net interest income increased to $1.5 million for the six months ended June 30, 2006 from $1.1 million for the same period in 2005, due to increases in our rates of return on investments, partially offset by a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale.

Other (Income) Expense. Other (income) expense was an expense of $0.1 million for the six months ended June 30, 2006 compared to income of $0.4 million for the same period in 2005, due to foreign currency transaction losses and gains in 2006 and 2005, respectively, relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005, agreements with our Japanese customers are now denominated in Japanese Yen.

Liquidity and Capital Resources

From inception through June 30, 2006, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of June 30, 2006, we had approximately $59.5 million in cash, cash equivalents and marketable securities available-for-sale, compared to $82.1 million as of December 31, 2005.

Net cash from operating activities decreased to a negative $18.7 million for the six months ended June 30, 2006 from a positive $6.7 million for the same period in 2005, primarily due to our increased net loss for the six months ended June 30, 2006 and the timing of customer payments (including prepayments) for our services in 2005 and payments under our compensation and retention plans in 2006. We presently anticipate that our use of cash for the second half of 2006 will be slightly higher than that in the first half of 2006 as a result of anticipated operating losses and payments of $3.5 million to Millennium as the final payment of the technology acquisition price (as discussed below) and severance benefits for those employees included in the restructuring.

During the six months ended June 30, 2006 and 2005, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures for the six months ended June 30, 2006 and 2005 were $2.0 million and $10.0 million, respectively. The decrease in capital expenditures was primarily due to the completion in 2005 of our Preclinical Division capacity expansion and other facility renovations. For the remainder of 2006, we expect to incur capital expenditures for additional equipment purchases of no greater than $1 million.

We have capitalized software development costs of $0.6 million and $0.9 million for the six months ended June 30, 2006 and 2005, respectively. These costs related to efforts to enhance the software platform of our BioExpress and ToxExpress System databases. Also, we have incurred database upgrade costs of $0.9 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively, enhancing the content of our databases using microarrays from Affymetrix. Any future investments in upgrades and new versions of our software tools are being evaluated as part of our strategic review of our Genomics Division.

Our financing activities, other than the repayment of capital lease obligations and an equipment loan, have primarily consisted of the exercise of stock options.

In July 2004, we purchased and licensed certain drug repositioning technologies and hired a research team from Millennium. We contractually agreed to spend an aggregate of $14.5 million to develop and commercialize these technologies. We have met that commitment. During the second quarter of 2006, Millennium agreed to allow us to defer the final purchase price payment of $3.5 million for approximately 30 days and that payment was made in cash during July 2006.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of our current supply and license agreement, we agreed to purchase a minimum of $7.5 million in products and services from Affymetrix in 2006. As of June 30, 2006, we have purchased $3.6 million in products and services related to this commitment.

Specific future financial commitments as of June 30, 2006 are set forth in the following table:

		Within 6
	Total	Months	2007 & 2008	2009 & 2010	Beyond 2010
Capital lease obligations	$138	$77	$61	$—	$—
Long-term debt	613	477	109	27	—
Acquired technologies payable	3,500	3,500	—	—	—
Payment obligations to Affymetrix	3,907	3,907	—	—	—
Operating leases	23,386	3,126	10,456	6,786	3,018
Total	$31,544	$11,087	$10,626	$6,813	$3,018

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. However, our cash requirements may change as a result of the current review of our overall business strategy, including any actions that we take as a result of that review. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of this Form 10-Q.

Critical Accounting Policies

Our consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The following discussion highlights what we believe to be the critical accounting policies and judgments made in the preparation of these consolidated condensed financial statements.

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

Genomics Services Revenue. The majority of Genomics services revenue consists of fees earned under subscription agreements for all or parts of our gene expression databases, the BioExpress System and ToxExpress System, which are typically for a specific multi-year term. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases and software tools. In addition, we derive a smaller but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services and subscriptions to smaller solutions. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the database. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered. Revenue from perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

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

Our assessment of the fair value of our Genomics Division and Preclinical Division is dependent on subjective estimates we make of inherently uncertain future net cash flows over extended periods. Accordingly, our estimates for future periods of net cash flows may change as market conditions and circumstances dictate, including the current review of our overall business strategy and any actions that we take as a result of that review. Future impairment tests of our goodwill and other intangibles may result in additional impairment charges based on these changing estimates.

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

We also maintain an inventory of microarrays and reagents used to generate genomic data for our databases and for services in our Genomics Division. This inventory is valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete, or excessive and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain estimates, assumptions and judgements made from information available at the time, we determine the appropriate amount of any such inventory allowance. If these estimates or assumptions, or the market for the use of our microarrays and reagents change, we may be required to record additional reserves.

Equity Investments

Following the write-down of $0.3 million in the first quarter of 2006, we hold an equity investment in one company (MetriGenix) with a remaining book value of $3.0 million as of June 30, 2006. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this Interpretation to have a material impact on our financial statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and for those that were granted prior to, but have not yet vested as of, January 1, 2006, in accordance with SFAS 123R. For the first half of 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and recognize the compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under

Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, were required to recognize compensation expense only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Since stock options granted by us in the last several years have been granted with an exercise price equal to the fair value on the grant date, we did not recognize any expense for such options prior to our adoption of SFAS 123R.

Our results of operations for the three and six months ended June 30, 2006 were impacted by the recognition of $0.2 million and $0.6 million, respectively, in non-cash expense related to the fair value of our stock-based compensation awards. Based on outstanding share-based payments as of January 1, 2006, we estimate that non-cash stock compensation expense in 2006 will be approximately $0.7 million to reflect the continued vesting of outstanding stock option grants that remained unvested as of January 1, 2006. The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors and this estimate does not include the impact of other possible stock-based awards that could be made during the balance of 2006.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates. At June 30, 2006, we had cash and cash equivalents of $24.8 million and marketable securities available-for-sale of an additional $34.7 million. We invest our excess cash primarily in money market funds, obligations of the United States Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at June 30, 2006, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.3 million for the six months ended June 30, 2006. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. As a policy, we convert our customer payments made in Japanese Yen to United States dollars upon receipt of such payment. Revenue derived from the Pacific Rim as a percentage of total revenue was 14% for the six months ended June 30, 2006, and was primarily derived from our customers in Japan. Exchange rate fluctuations between the United States dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated condensed financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately $0.3 million for the six months ended June 30, 2006. There can be no assurance that losses related to this currency risk will not occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”). Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

As a result of the strategic review currently underway and the recently initiated restructuring of our Genomics Division, the following risk factors should be added to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and our other subsequent filings with the SEC.

We May Not Be Able To Identify Or Implement a Business Strategy That Will Achieve Our Objectives.

We are currently exploring various business strategies designed to improve the performance and value of our businesses and enhance the value of our assets for our stockholders. We may not be able to identify desirable options or implement any of these strategic options on favorable terms, or at all, which could have a material adverse impact on the value of our business. In addition, whether or not we are successful in identifying and implementing alternative strategic options, we may experience impairments to the book value of one or more of our existing assets, including but not limited to, property and equipment, goodwill and other intangibles.

As a Result Of Uncertainty About Our Long-Term Business Strategy, We May Have Difficulty Attracting Or Retaining Customers And Employees.

As previously discussed, we recently initiated a restructuring of our Genomics Division intended to reduce its cash use and, as a result of our strategic review, we may contemplate a range of actions that could have a material impact on our business as it is presently conducted, none of which may be successful.  Because of this uncertainty, customers and employees may have concerns about our future and may be hesitant to commit to a long-term relationship with us and existing employees may be distracted from their job responsibilities and seek other employment. We may also find it difficult to recruit new employees due to uncertainty over our future.  If customers do not believe that we will continue to support, enhance or update our services, they could be less willing to purchase those services. Therefore, until we announce a comprehensive strategy, and it becomes clear that the strategy is viable, our relationships with our customers and employees may be adversely affected.

We May Be Unable To Secure Additional Financing To Implement a Business Strategy That We Would Like To Pursue.

We believe that existing cash, cash equivalents and marketable securities available-for-sale will be adequate to fund our operations for the foreseeable future.  However, we may need additional debt or equity financing to implement any new business strategies.  Additional financing may not be available when needed or, if available, such financing may not be on favorable terms. If additional financing is obtained through the issuance of equity securities or debt convertible to equity, our existing stockholders may experience significant dilution.

If We Are Unable To Maintain Compliance With NASDAQ’s Listing Requirements, Our Stock Could Be Delisted Which Would Negatively Impact Our Liquidity And Our Stockholders’ Ability To Sell Shares.

Our listing on the NASDAQ Global Market is conditioned upon our continued compliance with the NASDAQ Marketplace Rules, including a rule that requires that the minimum bid price per share for our common stock not be less than $1.00 for 30 consecutive trading days. Given the recent price levels for our common stock, we cannot assure that we will be able to continue to comply with such rules. If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our common stock could be delisted from the NASDAQ Global Market.  The delisting of our common stock would likely have a material adverse effect on the trading price, volume and marketability of our common stock.

Upon a delisting from the NASDAQ Global Market, our common stock would become subject to the penny stock rules of the SEC, in which event it is possible that the price of our common stock would further decline and likely that our stockholders would find it more difficult to sell their shares.

As a Result Of The Restructuring Of Our Genomics Division, Insufficient Staffing To Support Operations Could Adversely Affect Demand For Our Services And Our Revenue.

We have announced a significant restructuring of our Genomics Division that, once implemented, will reduce our future operating expenses. While we believe our personnel reductions have targeted areas not necessary to our ability to serve customers, there can be no assurance that these changes will not have a negative impact on our ability to keep retained staff or provide adequate services to our customers.  If we fail to maintain acceptable service levels, we may lose customers and/or the opportunity to provide more services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 1, 2006 (“Annual Meeting”). At the Annual Meeting, the Company’s stockholders elected two directors to the Company’s Board of Directors, approved an Amended and Restated 1997 Equity Incentive Plan and ratified the selection of our independent auditors, as described below. At the Annual Meeting, 29,248,151 shares, out of a total of 31,805,069 shares of Common Stock outstanding at the record date, were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

		For	Withheld
1	To elect two directors to hold office until the 2009 Annual Meeting
	of Stockholders or his earlier resignation or removal.

	Charles L. Dimmler, III	26,856,500	2,391,651
	G. Anthony Gorry, Ph.D.	26,852,020	2,396,131

	The following individuals' term of office as a director continue after
	the meeting: Jules Blake, Ph.D.; Michael J. Brennan, M.D., Ph.D.;
	Frank L. Douglas, M.D., Ph.D.; Mark D. Gessler and J. Stark
	Thompson, Ph.D.

		For	Against	Abstain	Broker Non-Votes
2	To approve an Amended and Restated 1997 Equity Incentive Plan,	15,370,236	2,837,659	61,689	10,978,567
	including to authorize the issuance of restricted stock awards,
	establish a process for performance-based awards and extend the
	term of the plan.

		For	Against	Abstain
3	To ratify the selection of Ernst & Young LLP as the Company's	27,840,538	264,608	1,143,005
	independent registered public accounting firm for the year ending
	December 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits

31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: August 9, 2006
By:  /s/ Philip L. Rohrer, Jr.

Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)