Form 10-Q
period 2006-09-30
GENE LOGIC INC
filed 2006-11-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    Quarterly Report Pursuant To Section 13 Or 15(d) Of The
 Securities Exchange Act Of 1934
 For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,819,698 as of October 31, 2006.

GENE LOGIC INC.

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION
Item 1.	Financial Statements	3

Consolidated Condensed Balance Sheets at September 30, 2006 and December 31, 2005	3
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005	4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5
Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	21

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures	23

2.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
GENE LOGIC INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,115	$43,946
Marketable securities available-for-sale	21,401	38,179
Accounts receivable, net of allowance of $45 and $255 as of September 30, 2006 and
December 31, 2005, respectively	373	1,779
Unbilled services	329	3,001
Inventory, net	2,531	3,091
Prepaid expenses	1,830	1,548
Other current assets	959	839
Assets of discontinued operations held for sale	19,735	32,889
Total current assets	71,273	125,272
Property and equipment, net	13,636	15,603
Long-term investments	2,964	3,239
Goodwill	2,677	2,677
Other intangibles, net	10,351	13,399
Other assets	819	529
Total assets	$101,720	$160,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,344	$4,802
Accrued compensation and employee benefits	4,040	6,277
Accrued restructuring costs	3,905	-
Other accrued expenses	2,630	3,554
Current portion of long-term debt	498	497
Acquired technologies payable	-	3,492
Deferred revenue	3,917	9,613
Liabilities of discontinued operations held for sale	6,513	5,084
Total current liabilities	23,847	33,319
Deferred revenue	214	-
Long-term debt, net of current portion	91	127
Deferred rent	1,635	2,417
Total liabilities	25,787	35,863
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of September 30, 2006 and December 31, 2005	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 31,810,471 and 31,771,835 shares
issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	318	318
Additional paid-in-capital	386,420	385,586
Accumulated other comprehensive loss	(97)	(78)
Accumulated deficit	(310,708)	(260,970)
Total stockholders' equity	75,933	124,856
Total liabilities and stockholders' equity	$101,720	$160,719

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Genomics services	$3,698	$11,719	$17,129	$39,125
Drug repositioning services	6	102	36	316
Total revenue	3,704	11,821	17,165	39,441

Expenses (1):
Database production	5,978	7,340	21,277	23,543
Research and development	2,618	1,818	7,599	4,659
Selling, general and administrative	4,373	5,823	14,357	16,864
Restructuring	5,377	-	5,377	-
Total expenses	18,346	14,981	48,610	45,066
Loss from operations	(14,642)	(3,160)	(31,445)	(5,625)
Interest (income), net	(633)	(727)	(2,162)	(1,844)
Other (income) expense	(66)	(133)	35	(560)
Write-down of equity investment	-	-	275	-
Loss from continuing operations	(13,943)	(2,300)	(29,593)	(3,221)
Loss from discontinued operations (1)	(12,712)	(37,180)	(20,145)	(42,970)
Net loss	$(26,655)	$(39,480)	$(49,738)	$(46,191)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.44)	$(0.07)	$(0.93)	$(0.10)
Loss from discontinued operations	(0.40)	(1.17)	(0.63)	(1.36)
Net loss	$(0.84)	$(1.24)	$(1.56)	$(1.46)
Shares used in computing basic and diluted net loss per share	31,810	31,756	31,802	31,736

(1) Line items include non-cash stock compensation expense as follows (see Note 2):
Database production	$25	$-	$126	$-
Research and development	16	-	79	-
Selling, general and administrative	49	-	242	-
Loss from discontinued operations	49	-	242	-
Total non-cash stock compensation expense	$139	$-	$689	$-

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(29,593)	$(3,221)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	8,067	8,164
Restructuring	5,377	-
Non-cash stock compensation expense	447	-
Inventory impairment	675	-
Write-down of equity investment	275	-
Other non-cash items	(7)	152
Changes in continuing operating assets and liabilities:
Accounts receivable and unbilled services	4,078	2,923
Inventory	(115)	(2,587)
Prepaids and other assets	(692)	(392)
Accounts payable	(2,458)	721
Accrued expenses and deferred rent	(3,683)	3,870
Accrued technologies payable	(3,492)	-
Deferred revenue	(5,482)	3,187
Net cash flows from continuing operating activities	(26,603)	12,817
Loss from discontinued operations	(20,145)	(42,970)
Adjustments to reconcile net loss from discontinued operations to net cash flows from discontinued operating activities:
Impairment charges, depreciation and amortization and other non-cash items	14,205	35,419
Changes in operating assets and liabilities	1,613	(125)
Net cash flows from discontinued operating activities	(4,327)	(7,676)
Net cash flows from operating activities	(30,930)	5,141
Cash flows from investing activities:
Purchases of property and equipment	(1,845)	(8,086)
Purchases of licenses and patent costs	(622)	(603)
Software development costs	(882)	(1,530)
Database upgrade costs	(1,974)	(2,920)
Purchase of marketable securities available-for-sale	(25,256)	(24,163)
Proceeds from sale and maturity of marketable securities available-for-sale	42,046	39,652
Net investing activities of discontinued operations	(371)	(4,388)
Net cash flows from investing activities	11,096	(2,038)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	145	248
Repayments of an equipment loan	(35)	(33)
Net financing activities of discontinued operations	(107)	(101)
Net cash flows from financing activities	3	114
Net increase (decrease) in cash and cash equivalents	(19,831)	3,217
Cash and cash equivalents, beginning of period	43,946	53,237
Cash and cash equivalents, end of period	$24,115	$56,454
Supplemental disclosure:
Interest paid	$16	$27
Non-cash transactions:
Reclassification of long-term investment to marketable securities available-for-sale	$-	$581

See accompanying notes.

5.

GENE LOGIC INC.

Notes to Consolidated Condensed Financial Statements
September 30, 2006
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Laboratories Inc. (formerly TherImmune Research Corporation), Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides drug discovery and development services and solutions to pharmaceutical and biotechnology companies worldwide and United States Government agencies. The Company’s services have historically been organized into three business segments: genomics and toxicogenomics services (“Genomics Division”), drug repositioning services (“Drug Repositioning Division”) and preclinical contract research services (“Preclinical Division”).

The Genomics Division consists of proprietary gene expression and toxicogenomics databases, toxicogenomics services, software tools, microarray data generation and analysis and other professional services and solutions. These services are designed to help customers discover and prioritize drug targets, identify biomarkers, predict toxicity and understand the mechanism of toxicity and obtain insights into the efficacy of specific compounds. The Drug Repositioning Division, which resulted from the acquisition of certain technologies in 2004 that continue to be developed, consists of an integrated multi-technology platform used to assist customers in (i) identifying alternative indications for failed, stalled or deprioritized drug candidates, and in the future, potentially assist customers in (ii) expanding indications for currently marketed drugs; and (iii) prioritizing and identifying indications for compounds entering preclinical development. The Preclinical Division, which has now been classified as discontinued operations (see Note 3), consists of in vivo (in life) research studies and related laboratory services to enable customers primarily in the United States to assess the safety and pharmacologic effects of candidate compounds for the purpose of seeking FDA approval to initiate human trials.

The Company is continuing to review its strategic plan and will continue to consider from time to time taking actions identified in such review that could have a material impact on its business as it is presently conducted. With regard to its Genomics Division, the Company recently confirmed that its prior strategy for the Division would not reverse recent sales trends. Consequently, while retaining the core competencies required to support its current Genomics services and existing and future customers, the Company initiated a restructuring of its Genomics Division intended to reduce its use of cash. The Company terminated over 80 positions, effective October 5, 2006, accelerated future costs with respect to leases which were either abandoned or for which the Company has entered into sublease arrangements, recorded an impairment charge with respect to certain intangible assets that the Company determined were no longer needed for continuing operations and is reducing its General and Administrative expenses associated with the Genomics Division. Management concluded that the assets and technologies of its Genomics Division contribute significantly to the services provided by its Drug Repositioning Division and may also have additional value in areas such as clinical biomarker development and molecular diagnostics and is actively exploring these and other options to realize greater value from these assets and technologies.

The Company further has determined to focus its resources on those opportunities that it believes will have greater potential to increase stockholders’ value in the long-term. As a result, the Company is planning to sell its Preclinical Division, is in discussions regarding a sale and has engaged an investment banking firm to assist the Company. While it is presently the Company’s intention to sell the Preclinical Division, there can be no assurance that this transaction will occur or as to the terms on which such a transaction may occur.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated condensed balance sheet as of September 30, 2006, consolidated condensed statements of operations for the three and nine months ended September 30, 2006 and 2005 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

6.

As a result of the Company’s plan of sale with regard to its Preclinical Division and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the net assets of the Preclinical Division as assets and liabilities held for sale and the results of operations of the Preclinical Division as discontinued operations for all periods presented and has adjusted the carrying value of the net assets of the Preclinical Division to their fair value less estimated selling costs and recorded an impairment charge of $11,000 for the Division during the three months ended September 30, 2006 which is included in the loss from discontinued operations. The Company will continue to evaluate the fair value less estimated selling costs of the Preclinical Division and any subsequent change to this value or the culmination of a sale of the Division could result in a gain or loss being recognized in future periods.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements and segment information to conform to the current period presented.

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

	September 30,	December 31,
	2006	2005
Microarrays	$2,491	$2,199
Laboratory reagents	463	298
Tissue samples	1,831	2,248
	4,785	4,745
Less:
Microarray lower of cost or market reserve	(561)	-
Tissue sample reserves	(1,693)	(1,654)
Inventory, net	$2,531	$3,091

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners. Total comprehensive loss, which includes unrealized gains or losses in the Company’s marketable securities available-for-sale, was $26,573 and $39,887 for the three months ended September 30, 2006 and 2005, respectively, and $49,757 and $46,524 for the nine months ended September 30, 2006 and 2005, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, for which the FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which the Company intends to adopt on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows, but does not believe the effect will be material.
7.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted (i) prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (ii) after January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For the nine months of 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period and typically occurs ratably over periods ranging from two to four years. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

The Company’s results of operations for the three and nine months ended September 30, 2006 were impacted by the recognition of $139 and $689, respectively, in non-cash expense related to the fair value of the Company’s stock-based compensation awards. Based on outstanding share-based awards as of December 31, 2005, the Company estimates that non-cash stock compensation expense in 2006 will be approximately $700 to reflect the continued vesting of outstanding stock option grants that remained unvested as of December 31, 2005. The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors and this estimate does not include the impact of other possible stock-based awards that could be made during the balance of 2006.

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

Note 2 — Stock-based compensation

At September 30, 2006, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”).

Stock Plan

The Company has a Stock Plan, under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options to employees, certain employee directors and consultants of the Company and related corporations. The Stock Plan currently authorizes the grant of stock options for up to 10,600,000 shares of Common Stock. The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Committee at the date of grant, but not more than ten years from such grant date. As noted later, the Stock Plan was amended upon approval of the Stockholders in June 2006, to allow the issuance of restricted stock awards and to make certain other changes.

Directors’ Plan

The Company has a Directors’ Plan to provide for granting of stock options to purchase up to 900,000 shares of Common Stock to non-employee directors of the Company. Stock options are to be granted at the fair market value of the Common Stock at the grant date. The stock options granted under the Directors’ Plan expire at the earlier of a specified period after termination of service or ten years from such grant date.

8.

ESPP

The Company has an ESPP, which was suspended effective February 1, 2005, that allowed for an aggregate of 1,250,000 shares of Common Stock to be purchased. The ESPP allowed employees to purchase shares of Common Stock of the Company at each purchase date, through payroll deductions of up to a maximum of 15% of their combined salary and bonus, at 85% of the lesser of the market price of the shares at the time of purchase or the market price on the beginning date of an offering (or, if later, the date during the offering when the employee was first eligible to participate).

Prior to January 1, 2006, the Company accounted for all of the above plans under the recognition and measurement provisions of APB 25. Accordingly, the Company recognized compensation expense, if any, only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting period. No stock-based compensation expense was recognized in the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2005, as all stock options granted by the Company had been granted with an exercise price equal to the fair value on the grant date and the ESPP was considered non-compensatory under APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the nine months of 2006 included compensation expense for all stock-based compensation awards granted (i) prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) after January 1, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R, the Company’s net loss in the Consolidated Condensed Financial Statements for the three and nine months ended September 30, 2006 was $139 and $689 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.01 and $0.02 per share, respectively.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. To facilitate quarter-to-quarter comparisons, the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the indicated period:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$(39,480)	$(46,191)
Add: Stock-based compensation expense included in reported net loss	-	-
Deduct: Stock-based compensation expense determined under fair value-based method for all awards	(434)	(1,579)
Pro forma net loss	$(39,914)	$(47,770)

Basic and diluted net loss per share:
As reported	$(1.24)	$(1.46)
Pro forma	$(1.26)	$(1.51)

An amendment to the Stock Plan was approved by the Stockholders in June 2006, allowing the issuance of restricted stock awards, in addition to stock options. The amendment also eliminates awards to consultants after June 1, 2006, enables the Compensation Committee to structure awards to be performance-based, eliminates option repricing except (i) in connection with a change in capitalization of the Company or (ii) with stockholder approval and extends the term of the Stock Plan.

9.

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005	2006	2005
Weighted average fair value of grants	--	$1.79	$1.11	$1.38
Expected volatility	--	51%	55%	52%
Risk-free interest rate	--	3.83% to 4.19%	4.49% to 5.11%	3.41% to 4.19%
Expected lives	--	3 years	3 years	3 years
Dividend rate	--	0%	0%	0%

(1) No stock option awards were granted during the three months ended September 30, 2006

The following is a summary of option activity for the nine months ended September 30, 2006:
		Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2006	5,515,504	$6.86
Options granted	101,500	$2.66
Options exercised	(38,636)	$3.77
Options cancelled	(648,323)	$6.31
Outstanding at September 30, 2006	4,930,045	$6.87	5.0	$49

Vested and expected to vest at September 30, 2006	4,737,880	$6.99	4.9	$49

Exercisable at September 30, 2006	4,403,658	$7.26	4.7	$49

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount is subject to change based on changes to the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was not material.

As of September 30, 2006, $427 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years. This estimate does not include the impact of other possible stock-based awards that may be made during the balance of 2006, nor does it take into account the potential cancellation of stock options resulting from the restructuring of the Genomics Division and the possible sale of the Preclinical Division.

Cash received from option exercises for the nine months ended September 30, 2006 was $145.

Note 3 — Discontinued Operations

As previously discussed in Note 1, the Company has determined to focus its resources on those opportunities that it believes will have greater potential to increase stockholders’ value in the long-term. As a result, the Company is planning to sell its Preclinical Division, is in discussions regarding a sale and has engaged an investment banking firm to assist the Company. While it is the Company’s intention to sell the Preclinical Division, there can be no assurance that this transaction will occur or as to the terms on which such a transaction may occur.

As a result of the Company’s plan of sale with regard to its Preclinical Division and in accordance with SFAS 144, the Company has adjusted the carrying value of the net assets of the Preclinical Division to their fair value less estimated selling costs and recorded an impairment charge of $11,000 for the Division during the three months ended September 30, 2006 which is included in the loss from discontinued operations. The Company will continue to evaluate the fair value less estimated selling costs of the Preclinical Division and any subsequent change to this value or the culmination of a sale of the Division could result in a gain or loss being recognized in future periods. As of September 30, 2006, the accompanying consolidated financial statements classify the net assets of the Preclinical Division as assets and liabilities held for sale and the results of operations of the Preclinical Division as discontinued operations for all periods presented.
10.

Summarized operating results from the discontinued operations included in the Company’s Consolidated Condensed Statements of Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006 (1)	2005	2006 (1)	2005

Revenue	$8,075	$5,257	$18,708	$17,510
Loss from discontinued operations	$(12,712)	$(37,180)	$(20,145)	$(42,970)

(1) Includes $11,000 impariment charge during the three and nine months ended September 30, 2006.

Assets and liabilities of the discontinued operations are as follows as of the indicated periods:

	September 30,	December 31,
	2006	2005
Current assets	$7,126	$7,546
Property and equipment, net	12,432	15,079
Goodwill	-	10,236
Other long-term assets	178	28
Current liabilities	(5,540)	(4,094)
Noncurrent liabilities	(974)	(990)
Net assets of discontinued operations	$13,222	$27,805

Note 4 — Restructuring Expenses

As previously discussed in Note 1, during the third quarter of 2006, the Company initiated a restructuring of its Genomics Division, which it expects to be substantially completed by December 31, 2007,  and recorded total restructuring costs of $5,377. The components of the restructuring are:

•
the termination of approximately 80 employees, conducted in accordance with the Worker Adjustment and Retraining Notification (WARN) Act and effective October 5, 2006, which resulted in severance costs of $1,640, of which $1,556 remains payable as of September 30, 2006 and will be paid in the fourth quarter of 2006;

•
the acceleration of future costs of $2,426 for certain laboratory and office facilities that were no longer needed for continuing operations and which were either abandoned or for which the Company has entered into sublease arrangements, of which $2,349 remains payable as of September 30, 2006 and will be paid over the next fourteen months; and

•	the impairment of certain intangible assets of $1,311, primarily patent and license costs, which the Company determined would no longer be utilized by its Genomics Division.

Note 5 — Operating Leases

In September 2006, the Company terminated a lease agreement for approximately 16,400 square feet of laboratory space located at 9 West Watkins Mill Road in Gaithersburg, Maryland.

The Company conducts all of its operations from leased facilities, under operating leases with varying terms expiring through 2011, in Gaithersburg, Maryland and Cambridge, Massachusetts.

Future minimum lease payments under the Company’s lease agreements for continuing operations for the three months and years ending December 31 are as follows:

For the three months ending December 31, 2006	$901
2007	3,421
2008	1,503
2009	1,038
2010	1,064
2011 and thereafter	91
$8,018
11.

The Company has subleased to unrelated third parties a portion of the Company’s leased space, for which the income is recorded as a reduction to rent expense. Future minimum payments to be received under all subleases for the three months and years ending December 31 are as follows:

For the three months ending December 31, 2006	$97
2007	353
$450

Note 6 — Segment information

The Company’s operations were historically organized into three business segments: Genomics Division, Drug Repositioning Division and Preclinical Division, all of which are more fully described in Note 1. As of September 30, 2006, the Company’s Preclinical Division qualified for treatment as discontinued operations for all periods presented (see Note 3).

The following table presents revenue and operating income (loss) for the Genomics and Drug Repositioning segments, which comprise the Company’s continuing operations for the indicated periods. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded interest (income) expense, other (income) expense and write-down of equity investment, and could also exclude certain unusual or corporate-related costs in the future. In addition, while the Company’s Consolidated Condensed Statements of Operations include adjustments to reflect the elimination of inter-segment transactions, individual segments may include these types of transactions. Management does not believe these transactions are material and believes that their inclusion would not impact either management’s or shareholders’ understanding of the operations of the segments. For purpose of clarity, revenue is reported net of inter-segment transactions. The Company does not identify or allocate, nor does management evaluate, assets by segment.

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Genomics Services
Revenue	$3,698	$11,719	$17,129	$39,125
Operating income (loss) (1)	(11,221)	27	(21,093)	2,539
Depreciation and amortization expense	2,276	2,341	7,247	7,751
Drug Repositioning Services
Revenue	$6	$102	$36	$316
Operating income (loss) (1)	(3,419)	(3,121)	(10,317)	(8,038)
Depreciation and amortization expense	245	149	820	413

(1) Includes non-cash stock compensation expenses of $49 and $41 and $250 and $197 for the three and nine months ended September 30, 2006, respectively, for Genomics services and Drug repositioning services.

12.

A reconciliation of segment operating income (loss) to loss from continuing operations for the indicated periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment Operating Income (Loss)
Genomics services	$(11,221)	$27	$(21,093)	$2,539
Drug repositioning services	(3,419)	(3,121)	(10,317)	(8,038)
	(14,640)	(3,094)	(31,410)	(5,499)
Interest (income), net	(633)	(727)	(2,162)	(1,844)
Other (income) expense	(66)	(133)	35	(560)
Write-down of equity investment	-	-	275	-
Inter-segment expenses	2	66	35	126
Loss from continuing operations	$(13,943)	$(2,300)	$(29,593)	$(3,221)

During the three months ended September 30, 2006, three customers of the Company’s Genomics Division accounted for 10% or more of the Company’s revenue from continuing operations (20.3%, 19.7% and 16.3%). During the nine months ended September 30, 2006, four Genomics Division customers accounted for 10% or more of the Company’s revenue from continuing operations (13.9%, 13.2%, 12.7% and 10.2%). During the three and nine months ended September 30, 2005, two Genomics Division customers accounted for 10% or more of the Company’s revenue from continuing operations (17.7% and 10.2% and 16.4% and 10.5%, respectively). The following table sets forth information on the composition of the Company’s total revenue from continuing operations by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
September 30, 2006	35%	24%	41%
September 30, 2005	35%	28%	37%

For the nine months ended:
September 30, 2006	49%	22%	29%
September 30, 2005	32%	27%	41%

13.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the section entitled “Risk Factors” and in our subsequent filings with the Securities and Exchange Commision. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

Overview

We currently conduct our continuing operations through two business segments:

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

We are continuing to review our strategic plan and will continue to consider from time to time taking actions identified in such review that could have a material impact on our business as it is presently conducted. We recently confirmed that our prior strategy for our Genomics Division would not reverse recent sales trends. Consequently, while retaining the core competencies required to support our current Genomics services and existing and future customers, we initiated a restructuring of our Genomics Division intended to reduce our use of cash. We terminated over 80 positions, effective October 5, 2006, accelerated future costs with respect to leases which were either abandoned or for which we have entered into sublease arrangements, recorded an impairment charge with respect to certain intangible assets that we determined were no longer needed for continuing operations and are reducing our General and Administrative expenses associated with the Genomics Division. We have concluded that the assets and technologies of our Genomics Division contribute significantly to the services provided by our Drug Repositioning Division and may also have additional value in areas such as clinical biomarker development and molecular diagnostics and we are actively exploring these and other options to realize greater value from these assets and technologies.

We further have determined to focus our resources on those opportunities that we believe will have greater potential to increase stockholders’ value in the long-term. As a result, we are planning to sell the Preclinical Division, are in discussions regarding a sale and have engaged an investment banking firm to assist us. While it is presently our intention to sell the Preclinical Division, there can be no assurance that this transaction will occur or as to the terms on which such a transaction may occur.

As a result of our plan of sale with regard to the Preclinical Division and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have adjusted the carrying value of the net assets of the Preclinical Division to their fair value less estimated selling costs and recorded an impairment charge of $11,000 for the Division during the three months ended September 30, 2006 which is included in the loss from discontinued operations. We will continue to evaluate the fair value less estimated selling costs of the Preclinical Division and any subsequent change to this value or the culmination of a sale of the Division could result in a gain or loss being recognized in future periods. As of September 30, 2006, the accompanying consolidated financial statements classify the net assets of the Preclinical Division as assets and liabilities held for sale and the results of operations of the Preclinical Division as discontinued operations for all periods presented.

Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases, in the form of multi-year subscriptions and annual subscriptions to our smaller databases or a subset of our larger databases; more recently, we have also granted perpetual licenses to our data and/or software tools. Fees are payable ratably over the life of the agreement for multi-year agreements, ratably or up-front for shorter-term agreements and, in the case of perpetual licenses, upon delivery of the data or software. Generally, our Genomics Division contracts may be terminated in the event of breach by either party not cured within any applicable cure period. In the past, we have invested in new database content, upgraded our databases and developed new versions of our software tools. Future investments in these areas are being evaluated as part of our plans for the Genomics Division.

14.

Our Drug Repositioning Division resulted from our acquisition of certain technology from Millennium Pharmaceuticals, Inc. (“Millennium”) in 2004. We have invested, and continue to invest, significant amounts in the development of the Drug Repositioning technologies and of the Drug Repositioning Division.

We have established partnerships to reposition drug candidates with several pharmaceutical and biotechnology customers. Under these agreements, we do not typically derive up-front revenue. Generally, a partner agrees to make available a stated number of failed, stalled or deprioritized drug candidates as to which we will, at our expense, conduct the initial evaluation using our integrated multi-technology platform. We will inform our partner of any possible new indications we identify. In some instances, our partner has the option to elect to have us conduct mutually agreed upon animal model validation studies based on our hypothesis, which may be partially or entirely at our expense. Validated drug candidates would then be returned to a partner’s pipeline at its sole election and we could receive milestone payments if a drug candidate is returned to the partner’s development pipeline and royalties and/or milestone payments based on sales if the drug candidate begins commercial sales. If a partner declined a drug candidate for an indication we had found, we could in some cases acquire the rights to develop the drug candidate for the particular indication. We have acquired one such drug candidate, but have not established a development plan for that candidate. Under the terms of another agreement, we may become equal owners with our partner of drug candidates for which we discover potential new therapeutic utility and we would jointly decide how to proceed with the development, commercialization and funding of such candidate.

Revenue from our Drug Repositioning Division has not been significant to date and we do not expect to receive significant revenue under any of our drug repositioning agreements in 2006 or 2007.

We have incurred net losses in each year since our inception, including losses of $48.3 million in 2005, $28.5 million in 2004 and $24.8 million in 2003. At September 30, 2006, we had an accumulated deficit of $310.7 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional losses in the future.

Results of Continuing Operations

Three Months Ended September 30, 2006 and 2005

Total Revenue. Total revenue from continuing operations decreased 69% to $3.7 million for the three months ended September 30, 2006 as compared to $11.8 million for the same period in 2005. Nearly all our revenue is currently derived from the operations of our Genomics Division. During the three months ended September 30, 2006, three customer of our Genomics Division accounted for greater than 10% of our total revenue. During the three months ended September 30, 2005, two Genomics Division customers accounted for greater than 10% of our total revenue. During the three months ended September 30, 2006 and 2005, 41% and 37% of our total revenue from continuing operations, respectively, was from customers in the Pacific Rim, and 24% and 28% of our total revenue from continuing operations, respectively, was from customers in Europe.

Genomics Services Revenue. Revenue from our Genomics services, the majority of which consists of fees from subscription agreements to our BioExpress and ToxExpress System databases, was $3.7 million for the three months ended September 30, 2006, a decrease of $8.0 million, or 68%, from $11.7 million for the same period in 2005. The 2006 decrease in revenue resulted from the absence of $6.7 million in subscription fees from expired agreements and $1.3 million less for perpetual license fees. While revenue for the fourth quarter of 2006 could be higher than that for the third quarter, we expect quarterly revenue for the first half of 2007 to be generally consistent with that of the third quarter of 2006.

In 2006, long-term subscription agreements with five customers were to expire by their terms and two agreements allowed for early termination at the customer’s election. These agreements accounted for 28% of our 2005 Genomics services revenue. Also, these agreements accounted for 55% of our Genomics services revenue for the nine months ended September 30, 2006, of which 12% consisted of revenue from the sale of perpetual licenses to data and software. As to the two agreements that were subject to early termination at the customer’s election, one customer terminated its agreement early and one customer elected to continue its agreement. As to the remaining five agreements, three agreements have expired by their terms, one was terminated by mutual agreement and negotiations are underway for the remaining agreement. Two of these customers purchased perpetual licenses to data and software in connection with their respective terminations.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content of the BioExpress and ToxExpress System databases, decreased to $6.0 million for the three months ended September 30, 2006 from $7.3 million for the same period in 2005. The decrease consisted primarily of a $1.2 million reduction in database content generation expenses, including $0.9 million in lower costs for agreements with third parties. For the remainder of 2006 and 2007, we expect database production expenses to decrease as we focus our efforts largely on microarray data generation and analysis services.

15.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and ongoing development of our drug repositioning technologies, increased to $2.6 million for the three months ended September 30, 2006 from $1.8 million for the same period in 2005. The increase was primarily a result of increased evaluations of customer-supplied drug candidates under the terms of our drug repositioning partnerships. For the remainder of 2006, we expect research and development expenses to increase modestly, as we continue to perform repositioning work on customer-supplied drug candidates and develop our drug repositioning technologies.

Selling, General and Administrative Expense. Selling, general and administrative expenses for continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $4.4 million for the three months ended September 30, 2006 from $5.8 million for the same period in 2005. The decrease is largely due to a reduction of $0.5 million in costs under our 2006 annual employee incentive compensation plan due to our Genomics Division revenue shortfall and other savings from general cost controls over a wide range of expense categories. We expect selling, general and administrative expenses to continue to be lower as a result of the reduction in our workforce.

Restructuring Expense. During the three months ended September 30, 2006, we initiated a restructuring of our Genomics Division, which is expected to be substantially completed by December 31, 2007. This restructuring included the termination of approximately 80 employees, which resulted in severance costs of $1,640; the acceleration of future costs of $2,426 for certain laboratory and office facilities that were no longer needed for continuing operations and were either abandoned or for which we have entered into sublease arrangements; and the impairment of certain intangible assets of $1,311, primarily patent and license costs, which we determined would no longer be utilized by our Genomics Division. Once fully implemented, we estimate that the staff reductions will reduce our annual salary and fringe benefits costs by approximately $8.0 million and we expect to realize additional savings in certain non-employee costs in connection with this restructuring.

Net Interest Income. Net interest income decreased to $0.6 million for the three months ended September 30, 2006 from $0.7 million for the same period in 2005, due to a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale, partially offset by increases in our rates of return on investments.

Nine Months Ended September 30, 2006 and 2005

Total Revenue. Total revenue from continuing operations decreased 56% to $17.2 million for the nine months ended September 30, 2006 as compared to $39.4 million for the same period in 2005. Nearly all our revenue is currently derived from the operations of our Genomics Division. During the nine months ended September 30, 2006, four customers accounted for greater than 10% of our total revenue. During the nine months ended September 30, 2005, two Genomics Division customers accounted for greater than 10% of our total revenue. During the nine months ended September 30, 2006 and 2005, 29% and 41% of our total revenue, respectively, was from customers in the Pacific Rim, and 22% and 27% of our total revenue, respectively, was from customers in Europe. The decline in revenue from customers in the Pacific Rim reflects the impact of agreements for Genomics services that were terminated, renegotiated at reduced service levels or transitioned into perpetual licenses in 2005.

Genomics Services Revenue. Revenue from our Genomics services was $17.1 million for the nine months ended September 30, 2006, a decrease of $22.0 million, or 56%, from $39.1 million for the same period in 2005. The 2006 decrease in revenue resulted from declining subscription revenue, the absence of anticipated sales of perpetual licenses to database products and slower than anticipated sales growth for microarray data generation and analysis services. Specifically, the 2006 results reflect the absence of $18.1 million in subscription fees from expired agreements, $3.3 million less for perpetual license fees and reduced revenue of $2.3 million from certain agreements with existing customers renegotiated at reduced service levels, partially offset by higher revenue of $1.7 million from increased microarray data generation and analysis services in 2006.

Database Production Expense. Database production expenses decreased to $21.3 million for the nine months ended September 30, 2006 from $23.5 million for the same period in 2005. The decrease consisted primarily of a $2.0 million reduction in database content generation expenses, substantially all of which consisted of lower costs for agreements with third parties.

Research and Development Expense. Research and development expenses increased to $7.6 million for the nine months ended September 30, 2006 from $4.7 million for the same period in 2005. The increase was primarily a result of increased evaluations of customer-supplied drug candidates under the terms of our drug repositioning.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations decreased to $14.4 million for the nine months ended September 30, 2006 from $16.9 million for the same period in 2005. The decrease is largely due to a reduction of $1.5 million in costs under our 2006 annual employee incentive compensation plan due to our Genomics Division revenue shortfall.

Restructuring Expense. During the three months ended September 30, 2006, we initiated a restructuring of our Genomics Division referred to above.

16.

Write-down of Equity Investment. In connection with our investment in Xceed Molecular (formerly MetriGenix Corporation), we had entered into a subscription agreement granting Xceed Molecular a license to use our BioExpress System and had been issued a warrant to enable us to maintain our 15% equity ownership in Xceed Molecular, which would terminate upon termination of the subscription agreement. In March 2006, we terminated the subscription agreement by mutual agreement and the warrant was therefore terminated. As a result, we recorded a $0.3 million write-down of the fair value of this warrant during the nine months ended September 30, 2006. At September 30, 2006, the remaining book value of our investment in Xceed Molecular was $3.0 million, which we believe approximates fair value.

Net Interest Income. Net interest income increased to $2.2 million for the nine months ended September 30, 2006 from $1.8 million for the same period in 2005, due to increases in our rates of return on investments, partially offset by a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale.

Other (Income) Expense. Other (income) expense was an expense of $0.1 million for the nine months ended September 30, 2006 compared to income of $0.6 million for the same period in 2005, due to foreign currency transaction losses and gains in 2006 and 2005, respectively, relating to our subscription agreements with our Japanese customers. As a result of changing our distribution arrangements in Japan, beginning in 2005, agreements with our Japanese customers are now denominated in Japanese Yen.

Liquidity and Capital Resources

From inception through September 30, 2006, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of September 30, 2006, we had approximately $45.5 million in cash, cash equivalents and marketable securities available-for-sale, compared to $82.1 million as of December 31, 2005.

Net cash from operating activities from continuing operations decreased to a negative $26.6 million for the nine months ended September 30, 2006 from a positive $12.8 million for the same period in 2005, primarily due to our increased net loss from continuing operations for the nine months ended September 30, 2006 and the timing of customer payments (including prepayments) for our services in 2005 and payments under our compensation and retention plans in 2006. We presently anticipate that our use of cash for the fourth quarter will be significantly lower than that in the third quarter of 2006 due to a lower net loss from continuing operations and the absence of the Millennium payment described below.

During the nine months ended September 30, 2006 and 2005, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures for the nine months ended September 30, 2006 and 2005 were $1.8 million and $8.1 million, respectively. The decrease in capital expenditures was primarily due to the completion in 2005 of our facility renovations. For the remainder of 2006, we expect the level of capital expenditures to not be significant.

We have capitalized software development costs of $0.9 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. These costs related to efforts to enhance the software platform of our BioExpress and ToxExpress System databases. Also, we have incurred database upgrade costs of $2.0 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively, enhancing the content of our databases using microarrays from Affymetrix. Any future investments in upgrades and new versions of our software tools are being evaluated as part of our plans for the Genomics Division.

Our financing activities, other than the repayment of an equipment loan, have primarily consisted of the exercise of stock options.

In July 2004, we purchased and licensed certain drug repositioning technologies and hired a research team from Millennium. During the third quarter of 2006, we paid the final purchase price payment of $3.5 million in cash. In connection with the purchase, we also had contractually agreed to spend an aggregate of $14.5 million to develop and commercialize these technologies and we have met that commitment.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of our current supply and license agreement, as amended, we agreed to purchase a minimum of $7.1 million in products and services from Affymetrix in 2006. As of September 30, 2006, we have purchased $4.5 million in products and services related to this commitment.

Specific future financial commitments from continuing operations as of September 30, 2006 are set forth in the following table:

		Within 3
	Total	Months	2007 & 2008	2009 & 2010	Beyond 2010
Long-term debt	600	464	109	27	-
Payment obligations to Affymetrix	2,555	2,555	-	-	-
Operating leases	8,018	901	4,924	2,102	91
Total	$11,173	$3,920	$5,033	$2,129	$91

17.

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. Additionally, while there can be no assurances that the sale of the Preclinical Division will occur, we anticipate the receipt of cash from the buyer as the result of the sale of our Preclinical Division. However, our cash requirements may change as a result of the current review of our overall business strategy, including any actions that we take as a result of that review. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our subsequent filings with the Securities and Exchange Commission.

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

Revenue Recognition

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements, taking into account termination provisions and the collectability of fees under our arrangements. In addition, management reviews cost and profit estimates on uncompleted contracts. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements or that cost or profit estimates change resulting in losses under such contracts, revenue recognized for any reporting period would be adjusted and could be adversely affected.

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

Genomics Services Revenue. The majority of Genomics services revenue consists of fees earned under subscription agreements for all or parts of our gene expression databases, the BioExpress System and ToxExpress System, which are typically for a specific multi-year term. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases and software tools. In addition, we derive a smaller but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis, other professional services and subscriptions to smaller solutions. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the database. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered. Revenue from perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

Periodically, we enter into contractual arrangements with multiple deliverables. If we are unable to determine objectively and reliably the fair value of individual undelivered elements, we recognize all revenue using the revenue recognition method appropriate to the predominant undelivered element. We also defer the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognize these expenses as we recognize the related revenue. The timing of revenue recognition associated with agreements we enter into in future periods may also be dependent on our ability to objectively and reliably determine the fair value of deliverables included in those agreements.

18.

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

In conjunction with our review of assets held for sale of the Preclinical Division, we determined that the remaining value of the goodwill that resulted from the acquisition of TherImmune (now Gene Logic Laboratories Inc., our Preclinical Division) was likely impaired, due to our assessment of the possible indications of fair value resulting from our decision to consider the sale of the division. As a result, we recorded a non-cash expense of $10.2 million in the third quarter of 2006 representing the implied impairment of goodwill of our Preclinical Division. During the third quarter of 2005, we recorded a non-cash expense of $32.8 million  representing the implied impairment of goodwill of our Preclinical Division. These non-cash expenses are included in the loss from discontinued operations of our Preclinical Division for the respective periods. There is no remaining book value of goodwill for our Preclinical Division as of September 30, 2006.

As part of our annual testing of goodwill, we determined that no impairment existed in the carrying value of goodwill of our Genomics Division. However, due to the restructuring of our Genomics Division we recorded impairment charges of $1.3 million in the third quarter of 2006 for certain intangible assets which we determined would no longer be utilized by our Genomics Division.

Our assessment of the fair value of our divisions is dependent on subjective estimates we make of inherently uncertain future net cash flows including estimates of terminal values and for the Preclinical Division, estimates of the ranges of possible sales prices. Accordingly, our estimates for future periods of net cash flows and the potential sale price of the Preclinical Division may change as market conditions and circumstances dictate. Future impairment tests of goodwill for our Genomics Division and other intangibles may result in additional impairment charges based on these changing estimates.

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

We also maintain an inventory of microarrays and reagents used to generate genomic data for our databases and for services in our Genomics Division. This inventory is valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete, or excessive and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain estimates, assumptions and judgments made from information available at the time, we determine the appropriate amount of any such inventory allowance. If these estimates or assumptions, or the market for the use of our microarrays and reagents change, we may be required to record additional reserves.

Equity Investments

Following the write-down of $0.3 million in the first quarter of 2006, we hold an equity investment in one company (Xceed Molecular, formerly MetriGenix) with a remaining book value of $3.0 million as of September 30, 2006. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

19.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, for which the FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which we intend to adopt on January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position, results of operations and cash flows, but do not believe the effect will be material.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and for those that were granted prior to, but have not yet vested as of, January 1, 2006, in accordance with SFAS 123R. For the nine months of 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and recognize the compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, were required to recognize compensation expense only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Since stock options granted by us in the last several years have been granted with an exercise price equal to the fair value on the grant date, we did not recognize any expense for such options prior to our adoption of SFAS 123R.

Our results of operations for the three and nine months ended September 30, 2006 were impacted by the recognition of $0.1 million and $0.7 million, respectively, in non-cash expense related to the fair value of our stock-based compensation awards. Based on outstanding share-based payments as of January 1, 2006, we estimate that non-cash stock compensation expense in 2006 will be approximately $0.7 million to reflect the continued vesting of outstanding stock option grants that remained unvested as of January 1, 2006. The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors and this estimate does not include the impact of other possible stock-based awards that could be made during the balance of 2006.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates. At September 30, 2006, we had cash and cash equivalents of $22.9 million and marketable securities available-for-sale of an additional $24.1 million. We invest our excess cash primarily in money market funds, obligations of the United States Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at September 30, 2006, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss from continuing operations of approximately $0.3 million for the nine months ended September 30, 2006. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

20.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. As a policy, we convert our customer payments made in Japanese Yen to United States dollars upon receipt of such payment. Revenue derived from the Pacific Rim as a percentage of total revenue from continuing operations was 29% for the nine months ended September 30, 2006, and was primarily derived from our customers in Japan. Exchange rate fluctuations between the United States dollar and the currencies of these countries could result in positive or negative fluctuations in the amounts relating to revenue from continuing operations reported in our consolidated condensed financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss from continuing operations of approximately $0.4 million for the nine months ended September 30, 2006. There can be no assurance that losses related to this currency risk will not occur.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”). Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

21.

Item 1A. Risk Factors

In addition to the risk factors included in our Annual Report of Form 10-K for the year ended December 31, 2005 and subsequent filings with the SEC, we note as an additional risk factor the following:

We may be Unable to Realize our Plan to Sell our Preclinical Business on Acceptable Terms.

We have developed a plan to sell our Preclinical Business and are engaged in an active sale process. However, there is no assurance that we will be able to sell our business on terms that we find acceptable. In the meantime, due to uncertainty created by our plan of sale, we may have trouble retaining or hiring employees for that Division and retaining certain customers or obtaining new contracts from customers, which, in turn, could have an adverse effect on the Division and on our ability to sell the business on terms we find acceptable. We may have to record further losses from discontinued operations until we sell the business and as a result of any sale of the business, depending on the value of the consideration we receive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.87a	Agreement for Termination of Lease and Voluntary Surrender of Premises dated September 28, 2006, between Registrant and ARE-Maryland No. 23, LLC.

22.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date: November 9, 2006	By: /s/	Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

23.