Form 10-K
period 2006-12-31
GENE LOGIC INC
filed 2007-03-16
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

GENE LOGIC INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 West Watkins Mill Road
Gaithersburg, Maryland 20878
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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2006 was approximately $41,881,719.60, based on the closing price on that date of Common Stock on The NASDAQ Stock Market.*

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 31,820,273 as of March 1, 2007.

*       Excludes 786,135 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and its business and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in this Form 10-K under the section entitled “Risk Factors”. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-K to “Gene Logic,” “Gene Logic Laboratories Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. Gene Logic®, BioExpress®, ToxExpress®, ASCENTA® and Genesis Enterprise System® are registered trademarks of Gene Logic. ToxShield™ is a trademark of Gene Logic. GeneChip® is a registered trademark of Affymetrix, Inc. Viagra® is a registered trademark of Pfizer, Inc. Evista® is a registered trademark of Eli Lilly & Co. Hytrin® is a registered trademark of Abbott Laboratories.

ITEM 1.       BUSINESS

CORPORATE HISTORY

Gene Logic Inc. was incorporated in September 1994 as a Delaware corporation and commenced operations in 1996. In 1997, we completed our initial public offering. Our stock is traded on The NASDAQ Stock Market under the symbol “GLGC”. In 1998, we purchased Oncormed, Inc., which brought us new expertise in tissue sample management and use of microarray technologies. In 2003, we purchased TherImmune Research Corporation, renamed it Gene Logic Laboratories Inc. and subsequently referred to it in our SEC filings as our Preclinical Division. We sold Gene Logic Laboratories on December 15, 2006, to a privately held company. In 2004, we acquired certain technologies from Millennium Pharmaceuticals, Inc., which, in combination with our genomics databases and proprietary software, are the basis for our current pharmaceutical development business.

We are headquartered in Gaithersburg, Maryland. Our principal executive offices are located at 50 West Watkins Mill Road, Gaithersburg, Maryland 20878, and our telephone number is (301) 987-1700. Our Internet site is www.genelogic.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K.

OVERVIEW

In 2004, Gene Logic created a pharmaceutical development division (known as our Drug Repositioning division) within the Company to identify and develop new or expanded uses for small molecule therapeutics. Based on advances in our pharmaceutical development division and changes in our Genomics business, and after recently concluding a comprehensive review of our strategy, we have decided to focus our resources on becoming a pharmaceutical development company. We are now building a therapeutic pipeline by applying our proprietary drug indication discovery platform to find new and expanded uses for drug candidates supplied by major pharmaceutical companies with whom we have drug development partnerships. We believe this strategy is the best way to create value for shareholders.

In 2005 and 2006, we entered into drug repositioning and development (“drug development”) partnerships with Pfizer, F. Hoffmann-La Roche Ltd, Eli Lilly and Co., and NV Organon. Our partners provide us with drug candidates that have already been assessed as safe in human clinical trials, and whose development for their original indications has been discontinued. Our drug development partnerships are generally structured to provide us with milestone payments for repositioned drug candidates that our partners return to clinical development for indications that we have identified, and long-term value in the form of royalties or other co-ownership positions.

We apply, at our own expense, our drug indication discovery platform to identify new uses for these clinical-stage drug candidates. This platform consists of genomics databases and bioinformatics software developed by Gene Logic over the past 10 years, and biological screening technologies acquired from Millennium Pharmaceuticals and which subsequently have undergone further development. In 2006, we began evaluating more than 40 drug candidates for our drug development partners. Based on our experience to date, we have been able to develop alternative indication hypotheses for 25%-33% of the candidates for which evaluation is complete. Some of the candidates for which we have found new indications have or will progress to in vivo efficacy models to evaluate and support their suitability for re-entering clinical trials for the proposed new indications. For the candidates that will shortly begin in vivo efficacy studies, our partners have agreed to fund a portion of the costs associated with these studies. We expect that some portion of the drug candidates will have successful outcomes in the in vivo tests and will be selected by our partners to re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry. We do not expect any of these drug candidates to re-enter clinical trials, if at all, until after 2007.

In the event that a partner chooses not to pursue development of a candidate for which we find a new indication, we may seek to acquire the repositioned candidate and may choose to further develop it ourselves or outlicense it to third parties. For example, in 2006, we acquired certain rights from Millennium Pharmaceuticals to a drug candidate for which we have identified potential new indications.

From 1996 through 2006, our business was primarily devoted to developing and commercializing proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and other services. The Genomics services we provide enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity, and understand mechanisms of action of specific compounds.

In 2006, we began to redirect our Genomics Division in response to our customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts and a resulting decline in sales of our Genomics licenses. In August, we took steps to reduce the staffing and expense levels in this business. We examined the business for new avenues to create value and concluded that our commercially demonstrated expertise in biomarker discovery and validation could be used as a potential new platform for molecular diagnostics development. As a result, we have engaged outside financial advisors to identify strategic alternatives for our Genomics business. We continue to serve new and existing Genomics customers.

In December 2006, we sold our Preclinical Division. The Preclinical Division provided contract research services to assess the safety and pharmacologic effects of compounds to support regulatory submissions for human clinical trials. We decided to sell the Preclinical Division because the business provided insufficient strategic or synergistic advantage to our pharmaceutical development, genomics or molecular diagnostic efforts. The sale included four of our leased facilities and the transfer of approximately 200 employees.

SCIENTIFIC AND INDUSTRY BACKGROUND

The Drug Discovery and Development Process
The process of drug development is expensive, time consuming and risky. On average it takes 13 years from the beginning of the discovery effort to get a drug to market and, while research and development costs have been doubling every five years, success rates for getting drugs to market have been flat or declining.

Today, drug discovery and development in the United States generally consists of the following steps:
•
Discovery. Discovery is the process of identifying new biological targets and the compounds that can affect them. Targets must be identified, prioritized and validated. Gene expression data has been very useful in target identification and prioritization, but the process of target validation remains tedious, expensive and time-consuming. Through lead discovery and lead optimization, compounds that can affect identified targets are identified, tested, analyzed, modified and optimized, using information about potential toxicity, absorption, distribution, metabolism and excretion.

•
Preclinical Testing. Compounds that are being considered as drugs must be studied to determine if the compound will have unacceptable toxic effects and if it will be effective in treating the targeted disease or condition. Traditionally, prior to initiating studies in humans, a pharmaceutical company conducts laboratory and animal studies to show evidence of effectiveness and levels of toxicity. More recently, compounds can also be evaluated for potential toxicity using toxicogenomics and effectiveness using pharmacogenomics. The Food and Drug Administration (“FDA”) has published a guidance document on the use of pharmacogenomics (the document uses the term pharmacogenomics to encompass pharmacogenomics, pharmacogenetics, and toxicogenomics). Although the FDA accepts pharmacogenomics data as part of an Investigational New Drug Application (“IND”) submission, it does not accept pharmacogenomics data as a substitution for the animal studies required as part of the IND submission process.

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

o
Phase I Trials. The initial introduction of an investigational new drug into humans. These studies are primarily small studies designed to determine the safety of compounds, and, if possible, to gain early evidence of effectiveness.

o
Phase II Trials. Includes the early, controlled, smaller-scale, clinical studies conducted to obtain preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition.

o
Phase III Trials. Larger scale trials after preliminary evidence of effectiveness of the drug has been obtained in Phase 2, to gather additional information about effectiveness and safety needed to evaluate the overall benefit-risk relationship of the drug. Phase 3 studies usually include several hundred to several thousand people.

•
New Drug Application (“NDA”). Following successful completion of clinical trials, the company files an NDA application with the FDA. FDA approval of an NDA is required before any new drug can be commercialized.

•
Approval. Once the FDA approves the NDA, the new medicine becomes available for physicians to prescribe. The company must continue to periodically report about the medicine to the FDA, including instances of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies (Phase IV) to evaluate long-term effects.

Drug Repositioning
A significant number of drug candidates are halted at some point in the discovery and development process. Candidates may have toxicity issues, lack efficacy in the targeted therapeutic application, be difficult to manufacture, have a narrow market, or be inferior to competitive products, among other issues. Drug repositioning is generally defined by the industry as either (i) finding new uses for drug candidates discontinued during the clinical phases or (ii) finding uses for marketed drugs in additional therapeutic applications.

Biological Function and Genomics
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

Protein molecules are produced from DNA utilizing an intermediate molecule called messenger ribonucleic acid (“mRNA”), which translates DNA into protein form. The specific sequence of DNA that produces a particular protein is called a gene. In humans, every cell contains three billion base pairs of DNA molecules, referred to collectively as the human genome. Only a small percentage of the genome actively produces proteins.

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

For example, a cancerous tissue can be compared to normal tissue to find aberrant gene activity that is associated with the cancer, and that information can be used to identify biomarkers (a molecular marker associated with a biological function) and targets and to develop drugs to treat the disease. Using information about the human genome to develop drugs is called pharmacogenomics.

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

Besides gene expression data, there are other methods to look at biological function. In addition to the traditional methods, new methods are being developed. Some of these include:
•
In vivo (“in life”) imaging, which is the use of imaging technologies to visually see where potential drugs are attaching to biological targets in animals. This can be done by putting either a label or tag on the compound of interest, injecting the labeled compound into a test animal, and using a machine to see where the labeled compound actually goes. Alternatively, the animal itself can be genetically modified so that a particular biological pathway or target is labeled in the animal. When that biological pathway or target is activated by a test compound, a signal from the tag can be seen using special imaging machines.

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

Molecular Diagnostics encompass a variety of technologies and methods for utilizing profiles of DNA and RNA changes in individual patients to facilitate determining what condition a patient has (diagnosis), the likely outcome (prognosis), response to therapy (monitoring), and the best responders to various treatments (personalized medicine). Traditional clinical diagnostic processes involve physicians analyzing patient body fluids or tissues to assess biological functions, usually by analysis of proteins and tissues. Over the past few years, the growth of molecular diagnostics has increased the use of RNA and DNA analysis to assess biological function.

Development of new types of molecular markers requires a process of discovery followed by validation in carefully selected patient populations in carefully controlled clinical trials. Such clinical trials may take weeks or years to conduct and results are generally published in peer-reviewed medical journals. Once enough studies are conducted to demonstrate the validity of a new diagnostic, the tests can be offered through laboratories licensed through a state and federal process certified by the Clinical Laboratory Improvement Advisory Committee (“CLIA”). Alternatively, manufacturers of the reagents and systems that are required to perform the diagnostic assay can submit an application to the FDA (510K or PMA) which, if approved, allows them to market products to laboratories and doctors who are licensed to conduct clinical analysis on tests ordered by doctors. In 2007, the FDA published draft recommendations suggesting new regulations on any genetic test that utilizes multiple markers and requires an algorithm to produce a result. While these draft recommendations have not been finalized, if they are, then the FDA would require approval for all tests in this category.

OUR BUSINESS

We currently conduct our operations through two business segments: the Drug Repositioning Division and the Genomics Division. We are focusing primarily on our Drug Repositioning business and continue to serve new and existing Genomics customers while seeking strategic alternatives for that business.

Drug Repositioning Division

Gene Logic’s drug repositioning platform provides an efficient and cost-effective approach for systematically uncovering a drug candidate’s biological activity and identifying possible new indications for drug candidates for which development has otherwise been discontinued.

The pharmaceutical development process is expensive, time-consuming and risky, with a high failure rate. See “Scientific and Industry Background” above. Billions of dollars are spent annually to identify and develop biologically active compounds that do not ultimately succeed for various reasons, including (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety and toxicity issues; (iii) patient variability in responding to a drug candidate; and (iv) insufficient potential economic return for the company developing the drug candidate.

Pharmaceutical companies have traditionally relied on two mainstream approaches to establish a product pipeline - internal development and product in-licensing. The first approach continues to be time-consuming and expensive while the latter is limited by increased competition between pharmaceutical companies to in-license a finite number of quality drug candidates. Furthermore, in traditional drug development, development of a drug candidate that is determined to have limited effectiveness in human clinical trials for a selected indication will be stopped, even though the compound could be effective in treating other medical conditions. Until now, any alternative uses were most often discovered by serendipity, such as in the cases of Pfizer’s Viagra®, Eli Lilly & Co.’s Evista®, and Abbott’s Hytrin®.

Drug repositioning offers pharmaceutical companies a third approach to expanding their drug development pipelines. Gene Logic has the ability to evaluate a drug candidate in less than one year using our drug indication discovery platform, allowing us to quickly and efficiently discover possible new indications for a drug candidate. Following confirmation of the potential new use via in vivo efficacy tests, we believe that some of these candidates will be found suitable for re-entry into clinical development for a new indication. Our Drug Repositioning Division uses a technology platform that integrates technologies acquired from Millennium Pharmaceuticals in 2004 (which we continue to improve) with our core genomic and toxicogenomic capabilities (see below).

We have developed partnerships with four pharmaceutical partners in 2005 and 2006, Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Co., and NV Organon. Our agreement with Organon involves co-ownership and co-development of repositioned drug candidates, and it therefore differs substantially from our other agreements. Our other drug repositioning and development agreements vary somewhat as to specific terms (see “Contractual Arrangements” earlier), but generally conform to the following:

•
We agree with a partner on a group of drug candidates to be evaluated. Our partner provides samples of the candidate and, at our expense, we analyze each candidate using our drug indication discovery platform;

•
As to drug candidates for which we have identified new uses and that our partners take back into development, we are entitled to receive success-based payments when certain milestones are achieved. The totals range from $60-100+ million per compound and in most cases include the following individual milestones:

o	Notice of re-initiation of development,
o	Filing of an Investigational New Drug (“IND”) with the FDA,
o	Establishment of proof of concept in a Phase II clinical trial,
o	Commencement of a Phase III clinical trial, and
o	Receipt of market approval in the U.S., in Europe, or in Japan; and

•
As to drug candidates returned by our partners to commercial development, we are entitled to receive royalty payments, as a percentage of sales, that range from single- to low double-digits and are generally tiered according to sales volume.

In most cases, if our partner decides not to take the drug candidate back into development, we have development rights that would entitle our partner to receive milestone payments and royalties on sales. We may choose to license such candidates to a third party for development, or we may invest in further development to increase a particular candidate’s value prior to outlicensing. We have acquired certain rights from Millennium Pharmaceuticals to a drug candidate for which we have identified potential new indications.

We believe that no single technology is adequate to assess the effect of a drug candidate across complex biological processes. Our multi-platform solution allows us to systematically and efficiently evaluate a range of biological activity that potentially may be affected by a drug candidate, including its potential effect on a wide variety of diseases, without requiring a prior disease-specific hypothesis. The technologies we use to develop hypotheses about which diseases a drug candidate may be used to treat include in vivo (in life), in vitro (in dish), in silico (in computer data), and ex vivo (outside organism) assessments of a drug candidate at the DNA, RNA, protein, pathway, and cellular levels.

The technologies include:
Real-Time In Vivo Imaging - We are using in-licensed technology in conjunction with proprietary protocols and procedures to create an optimal imaging program that allows the pharmacological action of a compound in organs and tissues to be visualized non-invasively using genetically engineered mice. This technology allows us to determine which organs are affected by the compound, timing of the response, and biological pathway information.

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

In Vitro Molecular Pharmacology - Powered by sophisticated robotics and software, part of our technology platform allows us to apply a compound to a large number of cell types to identify pathways that may be activated or repressed by the compound. Another technology enables us to apply a compound to cells in a broad panel of cellular assays, each of which represents one or more relevant diseases, to measure the effect of the compound on the diseases.

In Silico Biology - Our existing genomics capabilities enable us to find close relatives of the target protein in the genome, major and minor sites of expression of the target in the body, disease conditions that alter the expression of the target, and a host of additional drug target parameters. We use the BioExpress® System and our proprietary algorithms and biostatistical expertise to identify pathways and cell regulatory patterns to understand a compound’s mechanism of activity in any organ of interest.

Potential alternative therapeutic uses can then be validated through a study, using an animal model related to the new disease indication, performed either in our laboratories or those of a third-party service provider or by our pharmaceutical partners.

In 2006, we began evaluating more than 40 drug candidates for our drug development partners. Based on our experience to date, we have a success rate of 25%-33% in developing new hypotheses. Some of these candidates for which we have found new indications have or will progress to in vivo efficacy models to evaluate and support their suitability for re-entering clinical trials for the proposed new indications. For the candidates that will shortly begin in vivo efficacy studies, our partners have agreed to fund a portion of the costs associated with these studies. We expect that some portion of the drug candidates will have successful outcomes in the in vivo tests and re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry. We do not expect any of these drug candidates to re-enter clinical trials, and we do not expect to derive significant revenue from milestones or royalties from our drug development partnerships, until after 2007.

Genomics Division
Our Genomics Division includes proprietary gene expression and toxicogenomics databases, toxicogenomics services, software tools, microarray data generation and analysis services (for gene expression and SNP genotyping), and other professional services. These services assist researchers in identifying and characterizing drug targets and biomarkers and can help predict potential human toxicity of drug candidates. Gene expression patterns and biological pathways in disease, genetic abnormalities, and mechanisms involved in drug efficacy and toxicity all help researchers make better informed decisions.

Our genomics data are based on gene expression results and clinical data from a collection of over 35,000 diseased and normal human and animal model tissues, as well as primary cells and cell cultures. These samples, together with relevant pathology and clinical data are collected from clinical centers, teaching hospitals, academic medical centers, standard toxicology animal lab studies and, in some instances, commercial providers. The samples in our BioExpress System represent more than 400 separate clinical disease indications with focused collection programs in critical therapeutic areas of greatest market interest, including oncology, cardiovascular, central nervous system, inflammatory and metabolic diseases. The samples in our ToxExpress® System are primarily derived from animal liver, the primary toxicity response site, as well as animal heart and kidney.

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

Our Genomics Division currently offers the following services:

BioExpress System and Related Products and Services - The BioExpress System is a database that enables drug development researchers to use our data to: (i) investigate human disease and disease progression by identifying and prioritizing disease-associated gene targets through an understanding of gene expression patterns, genetic abnormalities, disease pathways and disease mechanisms of action, (ii) examine the interrelationship between the human genome, disease mechanisms and related individual clinical parameters, and (iii) identify potential disease biomarkers. The database comprises gene expression data derived from normal and diseased human and animal tissues and related pathology and clinical or experimental information about those samples. BioExpress Suites and Custom Suites consist of subsets of BioExpress System data. The ASCENTA® System is a Web-based analysis system that contains selected, curated gene expression data sets from the BioExpress System.

Microarray Data Generation and Analysis Services - We offer a growing portfolio of services that enable customers to outsource to us the generation and analysis of gene expression and SNP genotyping information, primarily from customer-supplied biological samples. Our services are designed to deliver high quality, reproducible data in the customer’s preferred format. To provide these services, we use automation, state-of-the-art facilities and our expertise in sample handling, preparation and processing and data analysis. Customers use this information to help make better decisions throughout their drug discovery and development process.

ToxExpress System and Related Services - The ToxExpress System is a database consisting of gene expression profiles and associated experimental data from rat and canine tissues as well as rat and human primary hepatocytes. These samples include both normal samples and treated samples (i.e., samples that have been exposed to specific compounds with known toxicity). The information for each treated sample includes a “toxicity profile”, containing time-course, dose and other classical toxicology study information, supplemented with data from studies on primary human liver tissues and cells and other animal model tissues. The ToxExpress System data can be used to develop predictive models and to undertake mechanistic studies on acute and chronic human toxicity. Customers compare our data to theirs to develop risk assessment/management strategies, and to prioritize leads in development. ToxExpress also includes the following related offerings: ToxSuite Datasets, Molecular Mechanism of Toxicity Services, ToxShieldTM Suites, and Custom ToxExpress Services.

Genesis Enterprise System® Software - The Genesis Enterprise System Software is our enterprise-wide bioinformatics solution. It is a sophisticated and comprehensive software platform for warehousing, comparing, mining, analyzing and visualizing gene expression and clinical information. This software enables drug development researchers to compile and rapidly assess large data sets (including our proprietary data, customer-derived data and publicly available research data), and contains various tools for conducting sophisticated analyses of gene expression data.

In 2006, in response to our customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts, we examined our Genomics Division for new avenues to create value. We concluded that our commercially demonstrated expertise in biomarker discovery and validation could be used as a potential new platform for molecular diagnostics development. We believe that the following capabilities could serve as the basis for more rapid development of biomarker diagnostic products: (i) our substantial clinical network of hospitals and other research institutions with which we have agreements for human sample accrual; (ii) our Biorepository containing more than 17,000 human clinical samples from more than 400 different diseases; (iii) our BioExpress database and related software enabling biomarker prototyping, proof of concept, and specificity testing; and (iv) our GLP data generation capacity to undertake clinical validation studies. As a result, we have engaged outside financial advisors to identify strategic alternatives for our Genomics business. We continue to serve new and existing Genomics customers while we explore this opportunity.

CUSTOMERS, SALES, MARKETING AND CUSTOMER SUPPORT

During 2006, three Genomics Division customers each accounted for 10% or more of our total revenue.

The following table sets forth information on the composition of our total revenue by geographic region for each of the last three fiscal years:
	Geographic Region
For the year ended:	North America	Pacific Rim	Europe
December 31, 2006	40%	39%	21%
December 31, 2005	34%	40%	26%
December 31, 2004	35%	46%	19%

We market and sell the services of our Genomics Division primarily to pharmaceutical and biotechnology companies based in North America, Japan and Europe. A company in Japan assists us, for a fee, in making sales in Japan and provides marketing advice and support in connection with our Genomics Division. We also maintain customer service support representation in Japan and the United Kingdom. We provide pre- and post-sales support activities to our Genomics customers through our genomics services and software support group, including technical demonstrations, planning and implementation of initial deployment and new and ongoing training, content updates, software upgrades, on-going support and follow-on training.

We market and sell the capabilities of our Drug Repositioning Division to pharmaceutical companies based in North America, Japan and Europe. We have a team of business development professionals with diverse pharmaceutical and consulting experience who lead contract negotiations with potential pharmaceutical partners. Once a contract is signed, members of both the technology and business development groups interact with each pharmaceutical partner as required.

RESEARCH & DEVELOPMENT

Research and development expenses for the years ended 2006, 2005 and 2004 were $9.9 million, $6.8 million and $2.4 million, respectively. Most of our research and development expenses consist of costs associated with our Drug Repositioning Division and are for the evaluation of customer-supplied drug candidates and ongoing development of our drug indication discovery platform.

A smaller portion of our research and development expense consists of general technology and process improvements related to our Genomics Division. This portion of our research and development is focused on developing new applications and licensing or acquiring technologies to serve as platforms for molecular diagnostics, and for the development of new gene expression, SNP genotyping, and other molecular-based solutions. We continue to research methods to improve the production of our gene expression data and decrease the size requirements for tissue samples.

CONTRACTUAL ARRANGEMENTS

Drug Repositioning Division

We have drug development partnerships to identify new indications for discontinued clinical-stage drug candidates from our pharmaceutical partners. Under these agreements, we do not receive up-front revenue. We are entitled to receive milestone payments in the event that a drug candidate for which we have found a new indication is returned to a partners’ development pipeline at its election. If our partner begins commercial sales of the repositioned drug, we would be entitled to a percentage of royalties based on actual sales or other compensation. Each partner has agreed to provide a specific number of drug candidates during the term of the applicable agreement, from which we can select those to be introduced into our drug repositioning pipeline. We will evaluate those drug candidates at our expense and will inform our partners of any new possible indications we identify for these drug candidates. In some instances, our partners have the right to elect to have us conduct mutually agreed upon in vivo model validation studies based on our hypotheses, which may be partially or entirely at our or our partners’ expense. Drug candidates with new indications would then be returned to a partner’s pipeline at its sole election. If a partner elects not to pursue a new use we identify, we may, in some instances, have the option to develop, license and commercialize such use, subject to payments of success-based milestones and royalties to our partner. Unlike our other agreements, under the agreement with Organon, both companies are equal owners of drug candidates for which we find new uses and may decide to jointly develop and commercialize the drug candidate. If we acquire development rights as to a given drug candidate, we could elect to either (i) out-license the development rights to such drug candidate without further development on our part, or (ii) continue to develop the drug candidate, either through our own resources or with a development partner, to a point where we can more effectively out-license the drug candidate to a third-party for final development and commercialization.

We do not expect to derive any significant revenue from milestones or royalties under these agreements until after 2007.

Genomics Division

We expect that approximately half of our Genomics Division revenue in 2007 will continue to be derived from subscription agreements. Our customers enter into multi-year or perpetual license agreements for our larger databases (and annual, multi-year, or perpetual license agreements for certain of our smaller databases) to obtain non-exclusive access to all or parts of our gene expression and toxicogenomics databases. These agreements may be for a full database or a portion of a database tailored to a customer’s needs and most relevant to their drug development strategy. One of our subscription agreements contains requirements for the addition of certain data that, if not met, could result in a reduction in license fees. Pricing for these subscriptions is generally dependent upon such factors as the database solution being offered, the term of the license, the extent and type of use by the customer, the number of users at the customer site, the scope of installation at the customer’s site, requirements for customization, any content requirements and whether we provide any custom analysis or data management services. Contracts under these subscription agreements may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

In certain circumstances, customers may acquire a perpetual license to use certain information from our databases. Pricing for perpetual licenses to data is generally dependent upon such factors as the data solution being offered, the extent and type of use by the customer and the number of users at the customer site. Some of our customers purchasing perpetual licenses continue as customers purchasing additional services, including licenses to other databases and microarray data generation and analysis services.

We expect that approximately half of our revenue will be derived from a combination of microarray data generation and analysis and other professional services and solutions. The particular type and scope of the services we provide are based on the customer’s needs. Pricing for these services is generally dependent upon such factors as the number of samples or compounds analyzed, the type of analysis performed, the starting material provided by the customer, the type and source of GeneChip® microarray used for the services and requirements for customization. Generally, contracts for services may be terminated by either party if the other party breaches the agreement and fails to cure such breach within any applicable cure period or in the event of a bankruptcy of either party.

COMPETITION

Drug Repositioning Division

Currently, an increasing number of pharmaceutical and biotechnology companies are evaluating whether to implement internal repositioning programs for their own drug candidates. In addition, there are companies attempting to reposition drug candidates on behalf of drug development partners, including Melior, KineMed, Perlegen Sciences, Inc., Vanda Pharmaceuticals Inc. and CombinatoRX Inc. We are not aware of any existing competitor that has developed, or is in the process of developing, a comparable suite of technologies to that employed by us. Other companies, some of whom are not doing repositioning work, have individual technologies that could directly compete with components of our drug repositioning technology platform.

Genomics Division

Our Genomics Division competes with internal capabilities of pharmaceutical and biotechnology companies and universities worldwide which may choose to use genomics technologies to generate for their own use similar sets of gene expression or SNP data. To a lesser extent, we also compete with commercial providers who offer less extensive and, in at least one instance, population-specific data (deCODE genetics, Inc.). In addition, at least one privately held company that we know of (Iconix Pharmaceuticals, Inc.) licenses an alternative toxicogenomics database and provides predictive toxicogenomics services that compete with our toxicogenomics services. In addition, we face increasing competition from a variety of public and private companies in the area of microarray data generation and analysis services, including Expression Analysis, Inc. and Clinical Data, Inc. However, we currently believe there are no commercially available gene expression databases of comparable size and scale to that of our BioExpress and ToxExpress System databases. Our services compete on the basis of: scope and quality of services offered; price; speed of delivery of specific services; strength of reputation; size of our databases; alternative technologies; expertise and experience in specific technological and scientific areas; subject focus of genomics and toxicogenomics data sets and technologies; our ability to acquire, handle, process, store, analyze and present complex gene expression data and clinical annotation information in a timely, quality controlled and accurate manner; and, our ability to integrate proprietary gene expression data with publicly available and other third-party generated data sets.

SUPPLIERS

Drug Repositioning Division

In our Drug Repositioning Division, we have a non-exclusive license and sublicense from Promega Corporation (the “Promega License”) to use the luminescence technology we use in our real-time in vivo imaging. The term of the agreement is for the life of the relevant patents, unless earlier terminated upon breach by either party, bankruptcy or termination of Promega’s rights by an academic institution that holds certain rights to a portion of the technology (in which case we would seek separate licenses from Promega for its technology and directly from the institution). Under the terms of the agreement, we paid Promega an initial fee and we pay Promega an annual license maintenance fee and royalties on luminescent assay reagents we use that are not purchased from Promega. We also have a non-exclusive license with Xenogen Corporation (the “Xenogen License”), for which we pay an annual license fee to use the Xenogen Imaging Technology and certain related software in connection with our use of certain imaging equipment we purchased from Xenogen for use in performing real-time in vivo imaging. The term of the Xenogen license ends in 2008, with a three year renewal option, subject to earlier termination if we fail to make timely payment or otherwise breach the terms of the agreement, and we have agreed to indemnify Xenogen and certain other persons and entities for liability resulting from our use of the technology.

Genomics Division

To build our genomics and toxicogenomics databases that are the basis of our Genomics Division, we enter into collaboration agreements from time to time with institutions or individuals (including a few commercial providers), to obtain specific tissues, blood samples and cell lines and associated experimental or clinical data. We pay fees under these agreements and, in the case of non-commercial providers, we may provide access to software and to certain gene expression data and financial support for the collaborator’s research. Non-commercial collaboration agreements typically have a term of two to three years, subject to automatic renewal unless earlier terminated by either party. Since we’ve already compiled a broad base of general data, our efforts are currently focused on the procurement of special, high-value, difficult-to-obtain and rare samples. We continue to believe that none of these collaboration agreements are individually material to our operations because any one can be replaced on comparable terms with another provider.

To generate the gene expression data in our genomics and toxicogenomics databases and to provide microarray data generation and analysis and other services and solutions as part of our Genomics Division, we use Affymetrix, Inc. (“Affymetrix”) microarrays, reagents, instrumentation and software. Our 2006 supply and license agreement with Affymetrix expired on December 31, 2006. On January 9, 2007, but effective January 1, 2007, we entered into (a) a new three-year Biotech Access Agreement governing our purchase and use of Affymetrix microarrays and related products for internal research and to generate data for databases and (b) a new two-year Service Provider Agreement governing the purchase and use by us of microarrays to provide data generation and analysis and other services and solutions to individual customers. Under terms of the new agreements, we are obligated to grant to Affymetrix a non-exclusive, royalty-free license to certain inventions we make related to their microarray technology and, under certain circumstances, to offer to negotiate with them a non-exclusive, royalty-bearing license for certain inventions we make related to sample processing. The Biotech Access Agreement requires payment of an annual access fee of $50,000, subject to waiver for any year in which we are an Affymetrix Service Provider, and sets prices for the products, reagents and instrumentation we purchase from Affymetrix. The Service Provider Agreement (but not the BioTech Access Agreement) is terminable by either party if the other party defaults under the agreement and, after written notice from the non-defaulting party, fails to cure the default during the applicable cure period.

In the past, we also purchased from Affymetrix a reagent made by Enzo BioChem, Inc. (“Enzo”). As first reported in 2004, in late 2003 Enzo terminated its distribution agreement with Affymetrix and filed suit against Affymetrix alleging in part that Affymetrix had agreements with us and other named customers to supply the reagent for use in potential violation of their rights. Subsequently, Affymetrix denied Enzo’s claims, filed counterclaims and also introduced a new alternative reagent, which we are using. The lawsuit is currently in the discovery and pretrial hearing stage.

INTELLECTUAL PROPERTY RIGHTS

As of December 31, 2006, in our Genomics Division, we have exclusive ownership or license rights to 58 issued patents, 26 of which are United States patents, and 98 patent applications, 47 of which are United States utility (non-provisional) or provisional patent applications. As of December 31, 2006, in our Drug Repositioning Division, we have exclusive ownership or license rights to 8 issued patents, all of which are United States patents, and 25 patent applications, 11 of which are United States utility (non-provisional) or provisional patent applications; except for one application, all of these patents and applications relate to either of two compounds or their potential uses. We do not at this time believe that any single patent or application is individually material to our business.

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

For our Drug Repositioning Division, we have acquired or obtained licenses to use certain intellectual property rights and technologies from Millennium, Xenogen, Promega and others, and we will, from time to time, continue to acquire and obtain licenses to use intellectual property rights and technologies as needed for our Drug Repositioning Division. We will also pursue patents, where appropriate, on new enabling technology used in our Drug Repositioning Division. Certain agreements with partners having rights to known drugs, under which our Drug Repositioning Division seeks new therapeutic uses for such compounds, provide us with certain intellectual property rights to those new uses. Where such agreements permit, we will pursue broad patent protection for selected new uses that we have found for known drugs.

GOVERNMENT REGULATION

Drug Repositioning Division

Our Drug Repositioning Division operations in our Cambridge, Massachusetts facilities are subject to a variety of national, state and local laws and regulations, including the Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture (“USDA”). These regulations establish the standards for the humane treatment, care, use and handling of animals by research facilities. In addition, our Cambridge facilities are registered with the United States National Institutes of Health Office of Protection for Research Risks (“OPRR”) and comply with The Office of Laboratory Animal Welfare (“OLAW”) regulations. Our Cambridge, Mass. facilities maintain standard operating procedures and the documentation necessary to comply with such regulations. Our Cambridge, facility is subject to regulation under the Ordinance for the use of Laboratory Animals for the City of Cambridge which is enforced by the Commissioner of Laboratory Animals. Under this ordinance we maintain standard operating procedures and the documentation necessary to comply with such regulations.

Genomics Division

Our Genomics Division depends upon our continued access to and use of tissue samples and related clinical data, which are affected by regulations governing disclosure of confidential personal data, such as regulations governing the disclosure of medical information, issued by the Department of Health and Human Services under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and applicable regulations of Canada and the European Union. We monitor our procedures to ensure that such procedures comply with applicable privacy regulations. We also perform certain experiments in our Genomics Division which comply with applicable laboratory standards as prescribed by the Good Laboratory Practice (“GLP”) regulations promulgated by the FDA. The acquisition and use of human tissue by us is generally subject to regulations imposed by the Internal Review Boards of the organizations providing such materials and to the requirements for patient informed consent.

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

HUMAN RESOURCES

As of December 31, 2006, we had 151 employees, consisting of 150 within the United States, and 1 who resides in Japan. Most of our employees are engaged directly in research, development, production and marketing and sales activities. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

AVAILABLE INFORMATION

We maintain a Web site at www.genelogic.com. However, material contained on our Internet site is not incorporated by reference into this Form 10-K. We make available free of charge on or through our Web site our SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

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

Risks Related to Our Drug Repositioning Division

Our platform may not yield sufficient new indications and thus measurable successes to gain market acceptance.

We may not succeed in achieving significant market acceptance of any of our technologies used in drug repositioning activities because the technologies we use and our approach to drug repositioning may fail to generate sufficient new indications that are accepted for clinical trial re-entry or that are of sufficient commercial value to interest our partners. This outcome would have a material adverse effect on our business, financial condition, results of operations and market valuation.

Others are developing and could provide drug repositioning research and services that could compete with us and jeopardize our business and financial objectives.

Pharmaceutical companies and other companies and research organizations are developing technologies for better understanding the complex biological processes affected by compounds and selecting, purposing and repurposing compounds. These parties may elect to use such technologies internally, in lieu of using our services, or may successfully offer such services based on their technologies in competition against us. While we have license rights related to certain of the technologies that comprise the technology platform for our Drug Repositioning Division, we do not currently have issued patents to any of the technologies we use other than our genomics databases and software and our license rights to the other technologies are generally non-exclusive. We will seek patents or other protection on other elements of the technologies we use to find new indications for drug candidates. We may not be able to obtain adequate protection for these technologies or the technologies may become obsolete. Competition for our services could cause us to be unable to get sufficient compounds to achieve our business objectives, and could otherwise jeopardize our ability to achieve our financial objectives, in drug development.

The time required to present and negotiate our drug repositioning agreements is lengthy; we may spend considerable resources on unsuccessful sales efforts or may not be able to negotiate and enter into drug development partnership agreements on the schedule we anticipate.

Our drug development business strategy depends upon our ability to establish collaborative arrangements with pharmaceutical partners to reposition candidates that have been assessed as safe in human clinical trials but for which development for the original indication has been discontinued. If we are unable to establish partnerships with a sufficient number of pharmaceutical companies, we may not be able to obtain enough drug candidates to meet our business objectives.

Our ability to obtain new drug development partnerships depends upon our ability to convince them that our drug indication discovery platform can increase productivity for their drug development efforts. Intentional repurposing of candidates is a relatively new activity. Pharmaceutical companies need to be persuaded of the potential of this approach. In addition, pharmaceutical companies do not generally have specific individuals responsible for managing discontinued candidates. The time required to present our proposals for drug repositioning and negotiate agreements is substantial (often 12 months or more) and we may expend substantial effort with no assurance that a new agreement will result on terms acceptable to us or that provide sufficient opportunities for us. Consolidations of pharmaceutical and biotechnology companies could also affect the timing and progress of our Drug Repositioning Division sales efforts.

We may be unable to obtain access to sufficient numbers of acceptable candidates for evaluation by our platform to meet our business objectives

Our business plan is dependent on having sufficient acceptable compounds available to evaluate, to provide us with sufficient opportunities to find compounds with alternative indications that are appealing to our partners or to us for further development. At present, we can only obtain access to these compounds through our partners. There are challenges to obtaining new drug development partnership agreements, as described above. Further, even after we enter into an agreement with a partner, it may take time for that partner to identify acceptable candidates it is willing to make available to us which may further limit the numbers, or timely availability, of compounds we can use to meet our business and financial objectives. At present, while we have the capacity to evaluate greater numbers of compounds, such compounds are not available under existing agreements. Our achievement of our business objectives will continue to be limited by the numbers of acceptable candidate compounds available for evaluation for alternative indications.

We may be required to invest significant resources in identifying alternative uses for our partners’ candidates. We will not receive any revenue from our partners unless they decide to return candidates to their pipeline and our ability to earn revenue under our drug development agreements is based in part on factors over which we may have little or no control.

Under our drug development partnership agreements we typically have agreed to perform evaluations of candidates at our expense. Accordingly, we may need to invest significant resources in seeking alternative uses for one or more partners’ drug candidates using our drug indication discovery platform, and we may find no new or alternative uses for these candidates. If we identify new or alternative uses for a given candidate, we may not be able to realize any value from the identification of such alternative use until our partner determines, if ever, that the use makes the candidate sufficiently desirable to warrant further development and commercialization. We do not control when, on what schedule, or whether, a partner will accept a drug candidate for redevelopment or at what pace, if at all, the partner will conduct further development efforts of such repositioned drug candidate. Such decisions may be affected by factors of which we may not be aware and over which we will have no influence.

In the event that a partner declined to develop a candidate for an indication we had found, we could, in some instances and with the agreement of our partner, acquire rights to develop that candidate for particular indications and, if we were to elect to pursue development of any such candidate, any such development would require that we promptly find a partner and/or that we invest substantial financial and other resources to develop the product to a stage where we could license it out to a third-party for final development and commercialization. We have not engaged in drug development to date and there can be no assurance that we would be successful in conducting such development or in identifying a licensing partner to continue such development on terms that would be profitable to us.

If we find new uses for candidates, we may not realize sufficient return from such discoveries. The indications we find may not be sufficiently attractive for development by our partners or us due to factors such as: difficulties in obtaining adequate patent protection for the new indication, the existence or discovery of alternate drug candidates that may equally or more effectively address the therapeutic need or the internal requirements of our pharmaceutical partners. Even if a candidate reenters a partner's pipeline, our milestone revenue depends on whether further development of the candidate is successful and our royalty revenue will depend on whether the candidate is commercially successful, all of which is outside of our control.

These factors may limit our ability to earn significant revenue under any of our agreements.

The drug indication discovery platform for our Drug Repositioning Division currently relies in part on inventions of third parties that may not always be available to us.

Our drug indication discovery platform currently relies in part on inventions to which third parties have obtained or are obtaining patent or other rights and, in the process of further developing the platform we may need to license rights to use other such inventions. We may not be able to retain or to obtain license rights needed for one or more of these technologies on terms acceptable to us. We currently license certain technology in connection with certain products purchased from Xenogen Corporation and we also purchase and license the right to use Luciferase from Promega Corporation. The Xenogen license is for a term ending in 2008 with an option to renew for an additional three years. The Promega license is for a period ending on the expiration or abandonment of the last of the valid claims of the licensed patent rights. Each of these licenses is terminable if we breach the agreement and fail to cure such breach within the applicable cure period. In addition, the Promega license includes a sublicense to rights owned by an academic institution and the license from Promega would terminate if the license to Promega from the academic institution terminated. If either of these agreements were to terminate while the relevant patent claims were enforceable and if we were not able to obtain new licenses, we would have to abandon or substantially revise one of the key technologies used in our drug repositioning process.

Risks Related to Our Genomics Division

The Genomics Division is currently our sole source of revenue and, to continue to derive revenue from this division in the short term and to achieve our strategic objectives, we need to maintain the existing business.

While we seek new uses for our Genomics assets, our strategy depends, in part, on maintaining revenue from and controlling costs in our Genomics Division. To maintain revenue, we must extend existing subscriptions, find new subscribers and obtain new orders from existing customers and find new customers for our data generation and other services. All of our remaining long-term subscriptions are due to expire by their terms in 2008 and there is no assurance that any of them will be renewed or extended. While we currently expect to continue to reduce our dependence on large, multi-year subscription agreements, and increase revenue from data generation services, if we fail to achieve our revenue objectives, our Genomics Division segment could experience further losses, which also could have an adverse effect on our ability to develop an alternative strategy for the Genomics assets and our entire business could materially suffer. It is also possible that we could eventually be forced to further reduce the size of our business or to further dispose of some or all of the Genomics assets.

We may not be able to identify or implement a business strategy that will achieve our objectives.

While we believe that our expertise in biomarker discovery and validation could be used as a potential new platform for molecular diagnostics development and we have engaged outside financial advisors who are actively assisting us in determining the value of our competencies and assets in this area, it is possible that we will be unable to identify a strategic alternative that would provide significant value from the further development of these assets. Further, in the process of determining the long-term prospects and value of the business, we may conclude that the fair value of the Genomics business is less than its carrying value, which may require us to take one or more impairment charges.

As a result of uncertainty about our long-term Genomics business strategy and as a result of restructuring our operations, we may have difficulty attracting and retaining customers and employees.

We have significantly restructured our Genomics Division to reduce future operating expenses and have changed the strategic focus of the Company. We are also contemplating strategic alternatives that could have a material impact on our business as it is presently conducted, none of which may be successful. These factors create uncertainty, which could cause customers and employees to have concerns about our future or, in the case of employees, their future, and they may be hesitant to commit to a long-term relationship with us and existing employees may be distracted from their job responsibilities and seek other employment. We may also find it difficult to recruit new employees due to uncertainty over our future. If customers do not believe that we will continue to support, enhance or update our services, they could be less willing to purchase those services. While we believe our personnel reductions have targeted areas not necessary to our ability to serve customers, there can be no assurance that these changes will not have a negative impact on our ability to keep retained staff or provide adequate services to our customers, which, in turn, may have an adverse impact on our ability to retain and hire employees and to retain existing customers and obtain new customers.

Our genomics and toxicogenomics databases may require upgrading and expansion to keep existing and find new customers, but such upgrading and expansion may be difficult or expensive.

In the past, we have invested in new database content, upgraded our databases and developed new versions of our software tools due to customer demand and changes in the microarray platforms. In recent years we have reduced the amount of content added each year to our database and focused on data from samples of particular interest to our customers. Specific tissue and blood samples that we believe will enhance the content of our databases may be difficult to obtain or may not be available on terms acceptable to us. Future investments will be limited as we continue the transformation of Gene Logic into a biopharmaceutical company. However, if we choose not to make such changes, it could affect our ability to keep existing or find new customers.

The sales cycle for our Genomics Division is lengthy; we may spend considerable resources on unsuccessful sales efforts or may not be able to complete deals on the schedule we anticipate.

The sales cycle for multi-year subscriptions to our BioExpress and ToxExpress System databases is estimated at nine to 15 months; the sales cycle for our other services, including toxicogenomics reports, microarray data generation and analysis and other professional services and solutions requires at least several months. The lengthy sales cycle is caused by a number of factors, including our need to educate our existing and potential customers and sell the benefits of the services of our Genomics Division to a variety of groups within such companies and the possible negotiation of unique terms. We may expend substantial effort with no assurance that a new or extended subscription or other agreement will result or that it can be completed in a timely manner. Actual and proposed consolidations of pharmaceutical and biotechnology companies have affected, and may in the future affect, our Genomics Division sales efforts.

We rely on microarrays and other products supplied by Affymetrix to maintain and add to the underlying genomics and toxicogenomics data of our databases and to provide our microarray data generation and analysis and other services.

Our continuing ability to maintain and add to the gene expression data that is the foundation of our databases depends in part on the ability of Affymetrix to supply us with adequate quantities of high quality microarrays and other products and to make available licenses of technologies to use such products. We also rely on Affymetrix microarrays to provide our microarray data generation and analysis services and on a new line of SNP-based microarrays to provide our SNP genotyping services. Affymetrix provides us with microarrays, reagents, instrumentation and software under two agreements that expire on December 31, 2008 and 2009 respectively. There is no assurance that we can renew such agreements on terms comparable to, or as favorable to us as, the current agreements. One of the agreements is also specifically terminable if we breach the agreement and fail to cure any breach within the applicable cure period. If Affymetrix is unable or unwilling to supply us with the products and licenses we require on acceptable terms or if the microarrays are unavailable or defective or otherwise unreliable, we may incur additional database production costs and we may need to obtain alternative technologies. Alternative technologies may not be available to us, or may only be available to us on unfavorable terms. Restricted or curtailed access to such products could cause our Genomics Division to suffer by preventing or delaying our ability to provide our databases and services or increasing the cost to generate additional or replacement content for our databases.

Other Risks

We have a history of operating losses that are likely to continue for some time.

We have incurred operating losses in each year since our inception, including losses of $54.7 million in 2006, $48.3 million in 2005, and $28.5 million in 2004. At December 31, 2006, we had an accumulated deficit of $315.7 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and former Preclinical Divisions, development of the Drug Repositioning Division, the impairment of goodwill of our former Preclinical Division, and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional losses in the future, including losses relating to the ongoing development of our Drug Repositioning Division.

Our ability to use our Federal Net Operating Loss carryforwards may be limited.

We intend to utilize our Federal Net Operating Loss carryforwards (“NOLs”) to reduce any potential future United States income tax liability. These NOLs begin to expire in 2008. Based on a Section 382 analysis performed in the fourth quarter of 2006 (that excluded NOLs obtained through acquisitions), we do not believe we are currently subject to any current material limitations on the use of our NOLs to offset our potential future income tax liability, although such limitations could occur in the future. However, we may not generate sufficient taxable income to utilize our NOLs prior to their expiration.

Our ability to retain and recruit and retain qualified personnel may be adversely affected by the substantial changes we are undergoing.

In 2006, we sold our Preclinical Division and restructured our Genomics workforce and supporting staff. We are now in the process of trying to develop new uses and find strategic alternatives for our Genomics assets and capabilities and continuing to develop our Drug Repositioning Business. These changes and the uncertainty of our future may make it difficult to retain and to recruit qualified personnel.

We may not be able to obtain necessary funding as required to develop and operate our Drug Repositioning Business and our Genomics Business.

We do not expect to begin to generate any significant revenue in our Drug Repositioning business until at least after 2007 and our Genomics business is currently operating at a loss. We are seeking strategic alternatives for our Genomics business to provide funding to develop the potential of this business for human molecular diagnostics. We may also need additional financing for our Drug Repositioning business. If we are unable to find an acceptable strategic alternative for our Genomics Division or to obtain necessary financing, or financing on favorable terms, when needed for our Drug Repositioning Division, our business would materially suffer. If additional financing is obtained through the issuance of equity securities or debt convertible to equity, our existing stockholders could experience significant dilution.

Our revenue is derived primarily from, and is subject to risks faced by, the pharmaceutical and biotechnology industries in the United States, Japan and Europe; our revenue is also subject to foreign currency risk.

We expect that our revenue will continue to be derived primarily from agreements with pharmaceutical and biotechnology companies. As a consequence, our results of operations may fluctuate substantially due to fluctuations or delays in our customers’ research and development expenditures and other factors affecting their purchasing decisions. These factors include:

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

In addition, beginning in 2005, contracts with our Japanese customers began to be payable in Japanese Yen and are subject to fluctuations due to changes in currency exchange rates.

None of these factors is within our control.

We sold our Preclinical Division in December 2006, but are still subject to certain risks from that sale.

In December 2006, we sold our Preclinical Division. Under the terms of that sale, there was to be a post-closing reconciliation of working capital that could result in a purchase price adjustment. In accordance with the terms of the agreement, the buyer has raised the possibility that an adjustment is required, requiring us to make an additional payment to the buyer. We are in the process of resolving the matter as provided in the agreement. In addition, $1.5 million of the purchase price was placed in escrow until December 15, 2007 to cover our potential liability for any breaches of our representations, warranties and agreements in the stock purchase agreement, including as to certain retained liabilities. Claims for breaches of warranty relating to payment of taxes and environmental and certain other matters can exceed the escrow amount. If we concluded that the buyer is entitled to a purchase price adjustment under the terms of the agreement or the buyer makes valid claims against the escrow fund or under other indemnification provisions in the purchase agreement that are not subject to the escrow fund limitations, we could experience further costs associated with the sale of the business and may be required to further adjust the impairment charge associated with the sale of the Preclinical Division.

We also guarantee two leases of facilities to our former Preclinical Division. Buyer is required to either substitute itself as guarantor or indemnify us for any claims made against our guarantees. If the former Preclinical Division defaults under such leases and claims are made against our guarantees and buyer fails to substitute itself as guarantor or adequately indemnify us, we could suffer additional losses.

Certain investments made by the Company may fluctuate in value and may create an adverse impact on our financial performance; the value of certain of our intangibles and long-term investments creates risk to our financial performance.

We’ve previously recorded value for goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs which, at December 31, 2006, had an aggregate value of $12.7 million. Whether or not these intangible assets are impaired involves significant judgment, including the following: (i) whether our licenses and internally developed intellectual property may not provide valid and economical competitive advantage; and (ii) whether our services we provide may become obsolete before we recover the costs incurred in connection with their development. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform periodic reviews of our intangible assets and we may be required to reduce the value of these assets if circumstances change.

In addition, we have an investment in Xceed Molecular (formerly named MetriGenix, Inc.) with a book value as of December 31, 2006 of $3.0 million. This investment is subject to periodic evaluation for impairment. Since Xceed is an independent company in which we are a minority stockholder, the factors affecting an impairment analysis, which include potential revenue, cost of capital and fair market value of the entity, are not within our control. There is no guarantee that, in the future, this investment might not be subject to an impairment charge.

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

The risk of involvement in patent litigation may increase as the genomics, biotechnology and software industries and drug repositioning businesses expand, more patents are issued and other organizations engage in our business fields. We could incur substantial litigation costs to defend ourselves in patent infringement suits brought by other parties or to initiate such suits. In addition, patent litigation could cause disruption in our business activities and divert management’s time and attention from the operation of our business. In that regard, in the past we purchased reagents made by Enzo from Affymetrix, and also directly from Enzo. In late 2003, Enzo sued Affymetrix, alleging, among other things, that Affymetrix had agreements with Gene Logic and other named customers to supply the Enzo reagent for use by such customers in potential violation of Enzo’s rights. That suit continues, but we have not been made a party to that suit. It is possible that Enzo could in the future make claims or initiate litigation against us in connection with our prior use of their reagent.

Our activities involve hazardous materials and may subject us to environmental liability.

Certain activities of our businesses involve the controlled use of limited quantities of hazardous and radioactive materials and may generate biological and/or hazardous waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with prescribed standards, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits and/or approvals or be held liable for damages or penalized with fines.

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

Location	Approximate Square Footage	Operation	Business Segment	Type of Holding	Expiration
Gaithersburg, MD.	57,410	Laboratory and Office	Genomics	Lease	2011
Gaithersburg, MD.	49,225	Administrative	Mixed	Lease	2007*
Cambridge, MA.	19,093	Administrative, R&D	Drug Repositioning	Lease	2008
	125,728

* As of December 31, 2006, we had subleased a portion of this property to unrelated third parties, resulting in $0.4 million in future sublease payments to us during 2007.

ITEM 3.       LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that would have a material adverse effect on our financial condition or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

The following table sets forth, as of March 1, 2007, information regarding the names and ages of all our executive officers and their respective positions and offices with us.

Name	Age	Position
Mark D. Gessler	45	Chief Executive Officer and President
Philip L. Rohrer, Jr.	50	Chief Financial Officer
F. Dudley Staples, Jr.	59	Senior Vice President, Secretary and General Counsel
Louis Tartaglia	43	Chief Scientific Officer
Larry Tiffany	40	Senior Vice President, General Manager, Genomics

Mark D. Gessler has served as Chief Executive Officer since June 2000 and as President since prior to March 2000. Since March 2000, Mr. Gessler has been a member of our Board of Directors and from April 2001 to November 2004, he served as Chairman of the Board of Directors. Mr. Gessler holds an M.B.A. from the University of Tennessee.

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

Louis A. Tartaglia, Ph.D. was appointed Chief Scientific Officer in February 2007. Prior to that appointment, he served as Senior Vice President and General Manager, Drug Repositioning and Selection beginning in January 2005. Dr. Tartaglia joined Gene Logic in July 2004 following Gene Logic's acquisition of certain technologies from Millennium Pharmaceuticals, Inc. From 2002 to 2004, Dr. Tartaglia served as Vice President of New Ventures at Millennium Pharmaceuticals, Inc. From 1999 to 2002, he served as Vice President of Metabolic Diseases. Dr. Tartaglia holds a Ph.D. in Biochemistry from the University of California, Berkeley.

Larry Tiffany has served as Senior Vice President, General Manager, Genomics since June 2006. Prior to returning to Gene Logic, Mr. Tiffany was President and Chief Business Officer of Genetraks, an Australian-based veterinary molecular diagnostics firm, from 2004-2006. Prior to joining Genetraks, Mr. Tiffany was VP, Worldwide Business Development for Gene Logic. Mr. Tiffany holds a J.D. degree from Franklin Pierce Law Center; a M.S. in Biotechnology from The Johns Hopkins University; and a B.S. in Chemistry from Nazareth College.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
    AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Stock Market under the symbol GLGC. The following table sets forth information regarding the high and low closing prices for our Common Stock, for the periods indicated.

Year Ended December 31, 2006	High	Low
First Quarter	$4.80	$3.24
Second Quarter	$4.65	$1.27
Third Quarter	$1.86	$1.11
Fourth Quarter	$2.08	$1.38

Year Ended December 31, 2005
First Quarter	$3.58	$3.05
Second Quarter	$3.45	$2.77
Third Quarter	$5.78	$3.38
Fourth Quarter	$4.97	$3.28

Holders

On March 1, 2007, the last reported sale price of our Common Stock on the NASDAQ Stock Market was $1.74. As of March 1, 2007, there were approximately 326 registered holders of record of our Common Stock, including one company, Cede & Co., which is the Registered Nominee for the Depository Trust Company, acting as holder of record for beneficial holders whose stock is held in street name.

Dividend Policy

Since we became a public company, we have not paid dividends on our Common Stock. Currently, we intend to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 and with respect to the consolidated balance sheets as of December 31, 2006 and 2005 have been derived from audited consolidated financial statements included as part of this Form 10-K. The statements of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K. The following selected consolidated financial data includes, for 2006, through 2003 only, the results for our Preclinical Division (resulting from the April 1, 2003 acquisition of TherImmune Research Corporation, which was subsequently sold December 15, 2006) and for 2006, 2005 and 2004 only, the results for our Drug Repositioning Division (resulting from the July 2004 acquisition of technologies from Millennium Pharmaceuticals, Inc.) and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006 (1)	2005 (2)	2004	2003	2002
	(in thousands, except per share data)
Revenue:
Genomics services	$24,310	$56,602	$52,171	$51,960	$54,848
Drug repositioning services	36	588	-	-	-
Total revenue	24,346	57,190	52,171	51,960	54,848

Expenses:
Database production	27,408	31,689	41,870	49,408	57,941
Research and development	9,876	6,812	2,449	2,091	2,367
Selling, general and administrative	22,422	26,788	19,224	16,042	19,734
Genomics Division restructuring	5,258	-	-	-	-
Purchased research and development	-	-	8,817	-	-
Total expenses	64,964	65,289	72,360	67,541	80,042

Loss from operations	(40,618)	(8,099)	(20,189)	(15,581)	(25,194)
Interest (income), net	(2,694)	(2,625)	(1,395)	(1,652)	(3,139)
Other (income) expense	55	(813)	-	(327)	(250)
Write-down of other-than-temporary decline
in value of marketable securities available-for-sale	-	719	-	-	-
Write-down of long-term equity investment	275	-	-	4,268	753
Loss from continuing operations
before income tax expense	(38,254)	(5,380)	(18,794)	(17,870)	(22,558)
Income tax expense	-	-	287	2,246	1,492
Loss from continuing operations	(38,254)	(5,380)	(19,081)	(20,116)	(24,050)
Loss from discontinued operations	(16,456)	(42,924)	(9,439)	(4,655)	-
Net loss	$(54,710)	$(48,304)	$(28,520)	$(24,771)	$(24,050)
Basic and diluted net loss per share:
Loss from continuing operations	$(1.20)	$(0.17)	$(0.61)	$(0.67)	$(0.89)
Loss from discontinued operations	(0.52)	(1.35)	(0.30)	(0.15)	-
Net loss	$(1.72)	$(1.52)	$(0.91)	$(0.82)	$(0.89)
Shares used in computing basic and diluted
net loss per share	31,807	31,744	31,493	30,112	26,948

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securites
available-for-sale	$50,110	$82,125	$102,915	$111,823	$167,102
Working capital	43,214	91,538	96,059	111,015	163,681
Total assets	90,273	160,719	207,081	227,366	227,460
Total long-term debt	577	624	668	710	750
Total stockholders' equity	71,090	124,856	172,828	199,589	204,438

For 2006, 2005 and 2004, respectively, $3.7 million, $4.2 million, and $2.2 million in costs previously allocated to the Preclinical Division have been re-allocated to the Genomics and Drug Repositioning Divisions. These amounts represent costs that the Company has now determined will not be eliminated as a result of the sale of its Preclinical Division.
(1) Includes $10.9 million loss on disposal for the Preclinical Division.
(2) Includes $32.8 million impairment charge associated with the impairment of goodwill for the Preclinical Division.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We currently conduct our operations through two business segments:

•
Drug Repositioning Division: Our partners provide us with drug candidates that have already been assessed as safe in human clinical trials, and whose development for their original indications has been discontinued. We apply, at our own expense, our drug indication discovery platform to identify new uses for these clinical-stage drug candidates. This platform consists of genomics databases and bioinformatics software developed by Gene Logic over the past 10 years, and biological screening technologies acquired from Millennium Pharmaceuticals, Inc. (“Millennium”) and which subsequently have undergone further development. Our drug development partnerships are generally structured to provide us with milestone payments for drug candidates that our partners return to clinical development for indications that we have identified, and long-term value in the form of royalties or other co-ownership positions.

•
Genomics Division: From 1996 through 2006, our business was primarily devoted to developing and commercializing proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and other services. The Genomics services we provide enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and action of specific compounds.

In 2004, Gene Logic created a pharmaceutical development division (known as our Drug Repositioning Division) within the Company to identify and develop new or expanded uses for small molecule therapeutics. Based on advances in our pharmaceutical development division and changes in our Genomics business, and after concluding a comprehensive review of our strategy, we have decided to focus our resources on becoming a pharmaceutical development company. We are now building a therapeutic pipeline by applying our proprietary drug indication discovery platform to find new and expanded uses for drug candidates supplied by major pharmaceutical companies with whom we have drug development partnerships. We believe this strategy is the best way to create value for shareholders.

In 2005 and 2006, we entered into drug development partnerships with Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Company and NV Organon. In 2006, we began evaluating more than 40 drug candidates for our drug development partners. We have been able to develop alternative indication hypotheses for 25%-33% of these candidates for which evaluation is complete. Some of the candidates for which we have found new indications have or will progress to in vivo efficacy models to evaluate and support their suitability for re-entering clinical trials for the proposed new indications. We expect that some portion of the drug candidates will have successful outcomes in the in vivo tests and re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry. We do not expect any of these drug candidates to re-enter clinical trials until after 2007.

Early in 2006, it began to become apparent that our customers had begun to shift their emphasis away from research on early stage drug discovery where many of our Genomics services have been targeted, to later stage development and validation efforts. In response to the declining sales and financial performance that resulted from this change in emphasis, we restructured the Division and also began to explore new avenues of value for our Genomics Division, including capitalizing on our commercially demonstrated expertise in biomarker development as a potential platform for molecular diagnostics development. We engaged outside financial advisors to consider strategic alternatives for our Genomics business. We continue to serve new and existing Genomics customers while we explore these alternatives.

Also in 2006, we announced the closing of the sale of Gene Logic Laboratories, Inc. to Bridge Pharmaceuticals, Inc. (“Bridge”) for a sales price of $15.0 million, including $13.5 million paid at closing less transaction costs of $1.4 million and $1.5 million held in escrow for 12 months to guarantee certain obligations under the agreement. The purchase price remains subject to adjustment for certain changes in working capital and the assumption of certain liabilities associated with the business. In addition, we provide certain transition services under and an agreement with Bridge and our guarantees of two leases continue in effect pending their assignment to and assumption by Bridge. If the guarantees are not assumed by Bridge, then Bridge will indemnify us with respect to such guarantees. The Preclinical Division provided contract research services enabling customers to assess the safety and pharmacologic effects of compounds. We decided to sell the Preclinical Division because the business provided insufficient strategic or synergistic advantage to our pharmaceutical development, genomics or molecular diagnostics efforts.

Currently, most of our revenue comes from our Genomics Division. Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases in the form of multi-year subscriptions and annual subscriptions to our smaller databases or a subset of our larger databases. We have also granted perpetual licenses to our data and/or software tools. We also generate revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services. Fees are payable ratably over the life of the agreement for multi-year agreements, ratably or up-front for shorter-term agreements and, in the case of perpetual licenses, upon delivery of the data or software. Generally, our Genomics Division contracts may be terminated in the event of breach by either party not cured within any applicable cure period. In the past, we have invested in new database content, upgraded our databases and developed new versions of our software tools. Future investments will be limited as we continue the transformation of Gene Logic into a biopharmaceutical company.

We have developed partnerships with four pharmaceutical partners in 2005 and 2006: Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Company, and NV Organon. Our agreement with NV Organon involves co-ownership and co-development of repositioned drug candidates, and it therefore differs substantially from our other agreements. Our other drug repositioning and development agreements vary somewhat as to specific terms (see “Contractual Arrangements” earlier), but generally conform to the following:

•
We agree with a partner on a group of drug candidates to be evaluated. Our partner provides samples of the candidate and, at our expense, we analyze each candidate using our drug indication discovery platform;

•
As to drug candidates for which we have identified new uses and that our partners take back into development, we are entitled to receive success-based payments when certain milestones are achieved. The totals range from $60-100+ million per compound and in most cases include the following individual milestones:

o	Notice of re-initiation of development,
o	Filing of an Investigational New Drug (“IND”) with the FDA,
o	Establishment of proof of concept in a Phase II clinical trial,
o	Commencement of a Phase III clinical trial, and
o	Receipt of market approval in the U.S., in Europe, or in Japan; and
•
As to drug candidates returned by our partners to commercial development, we are entitled to receive royalty payments, as a percentage of sales, that range from single- to low double-digits and are generally tiered according to sales volume.

In most cases, if our partner decides not to take the drug candidate back into development, we have development rights that would entitle our partner to receive milestone payments and royalties on sales. We may choose to license such candidates to a third party for development, or we may invest in further development to increase a particular candidate’s value prior to outlicensing. We have acquired certain rights from Millennium Pharmaceuticals to a drug candidate for which we have identified potential new indications.

We have incurred net losses in each year since our inception, including losses of $54.7 million in 2006, $48.3 million in 2005 and $28.5 million in 2004. At December 31, 2006, we had an accumulated deficit of $315.7 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional losses in the future.

RESULTS OF CONTINUING OPERATIONS

Years Ended December 31, 2006 and 2005

Revenue. We primarily derive our revenue from our Genomics Division services. To date, we have recorded no meaningful revenue from our Drug Repositioning Division. Revenue from continuing operations decreased $32.8 million, or 57%, to $24.3 million in 2006 from $57.2 million in 2005. During 2006, three customers each accounted for greater than 10% of our total revenue. During 2005, two customers accounted for greater than 10% of our total revenue. The 2006 decrease in revenue resulted from declining subscription revenue, the absence of anticipated sales of perpetual licenses to database products and slower than anticipated sales growth for microarray data generation and analysis services. These changes were caused primarily by our customers’ having shifted their emphasis from research on early stage drug development, for which many of our Genomics Division services are targeted, into later-stage development and validation efforts. The 2006 results reflect the absence of $28.6 million in subscription fees from expired agreements, $2.7 million less for perpetual license fees and reduced revenue of $2.4 million from certain agreements with existing customers renegotiated at reduced service levels, partially offset by higher revenue of $2.8 million from increased microarray data generation and analysis services in 2006.

In 2006, long-term subscription agreements with five customers were to expire by their terms and two agreements allowed for early termination at the customer’s election. These agreements accounted for 38% of our Genomics services revenue in 2006, of which 16% consisted of revenue from the sale of perpetual licenses to data and software. As to the two agreements that were subject to early termination at the customer’s election, one customer terminated its agreement early and one customer elected to continue its agreement. As to the remaining five agreements, four agreements have expired by their terms and one was terminated by mutual agreement. Three of these customers purchased perpetual licenses to data and software in connection with their respective terminations.

Our remaining long-term subscriptions are due to expire by their terms in 2008. For 2007, we expect to continue to derive more revenue from our other services and reduce our revenue from large, multi-year subscription agreements.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content for the BioExpress and ToxExpress System databases, decreased to $27.4 million for 2006 from $31.7 million for 2005. The decrease consisted primarily of a $4.2 million reduction in database production expenses, including lower costs for agreements with third parties, partially offset by $1.0 million increase in inventory reserves in 2006. For 2007, we expect database production expenses to decrease due to the restructuring of the Genomics Division and increased customer demand for microarray data generation and analysis services.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and ongoing development of our drug indication discovery platform, increased to $9.9 million for 2006 from $6.8 million for 2005. The increase was primarily the result of large numbers of evaluations of drug candidates begun under the terms of our drug discovery partnerships. For 2007, we expect research and development expenses to increase modestly, as we continue to evaluate drug candidates supplied by our drug discovery partners and further develop our indication discovery platform. In addition, we may incur additional expenses if we decide to pursue further development of a drug candidate for which we acquired certain rights from Millennium in 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $22.4 million for 2006 from $26.8 million for 2005. The decrease is largely due a reduction of $2.0 million in costs under the terms of our 2006 annual employee incentive compensation plan and lower payroll expense for Genomics Division and Corporate staff. For 2007, we expect selling, general and administrative expenses to decrease, primarily due to the restructuring of the Genomics Division.

Genomics Division Restructuring Expense. During 2006, we initiated a restructuring of our Genomics Division, which is expected to be substantially completed by December 31, 2007. This restructuring included the termination of 70 employees, which resulted in severance costs of $1.5 million; the acceleration of future costs of $2.4 million for certain laboratory and office facilities that were no longer needed for continuing operations and were either abandoned or for which we have entered into sublease arrangements; and the impairment of certain intangible assets of $1.3 million, primarily patent and license costs, which we determined would no longer be utilized by our Genomics Division. Once fully implemented, we estimate that the staff reductions will reduce our annual salary and fringe benefits costs by approximately $8.0 million and we expect to realize additional savings in certain non-employee costs in connection with this restructuring.

Net Interest Income. Net interest income increased to $2.7 million for 2006 from $2.6 million for 2005, due to increases in our rates of return on investments, largely offset by a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale.

Other (Income) Expense. Other (income) expense was an expense of $0.1 million for 2006 compared to income of $0.8 million for 2005, due to foreign currency transaction losses and gains in each period, respectively, relating to our subscription agreements with our Japanese customers. Beginning in 2005, as a result of changing our distribution arrangements in Japan, our agreements with our Japanese customers are now denominated in Japanese Yen.

Write-down of Other-than-Temporary Decline in the Value of Marketable Securities Available-for-Sale. In 2005, we recorded a $0.7 million write-down of our investment in Avalon Pharmaceuticals, Inc., due to an other-than-temporary decline in its estimated market value.

Write-down of Equity Investment. In connection with our investment in Xceed Molecular (“Xceed”, formerly MetriGenix Corporation) in 2003, we had entered into a subscription agreement granting Xceed a license to use our BioExpress System and had been issued a warrant to enable us to maintain our 15% equity ownership in Xceed, which would terminate upon termination of the subscription agreement. In 2006, we terminated the subscription agreement by mutual agreement and the warrant was therefore terminated. As a result, we recorded a $0.3 million write-down of the fair value of this warrant during 2006. At December 31, 2006, the remaining book value of our investment in Xceed was $3.0 million, which we believe approximates fair value.

Years Ended December 31, 2005 and 2004

Revenue. Revenue from continuing operations increased $5.0 million, or 10%, to $57.2 million in 2005 from $52.2 million in 2004. During 2005, two customers each accounted for greater than 10% of our total revenue. During 2004, one customer accounted for greater than 10% of our total revenue. The increase in 2005 reflected $11.7 million in additional revenue from sales to several existing customers of perpetual licenses for certain data and software, partially offset by $4.2 million less revenue from certain agreement extensions at reduced service levels and the absence of $3.9 million in subscription fees from agreements that expired.

Database Production Expense. Database production expenses, which consisted primarily of costs related to the acquisition and processing of tissues and overhead expenses needed to generate additional content for the BioExpress and ToxExpress System databases, decreased to $31.7 million for 2005 from $41.9 million for 2004. The decrease consisted primarily of a $7.6 million reduction in database production expenses, including lower costs for acquiring tissues and certain agreements with third parties, and a decrease of $3.1 million in depreciation and amortization expense.

Research and Development Expense. Research and development expenses, associated primarily with our Drug Repositioning Division, increased to $6.8 million for 2005 from $2.4 million for 2004. The increase was primarily a result of further development of the biological screening technologies acquired from Millennium in 2004.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $26.8 million for 2005 from $19.2 million for 2004. The increase is largely due to an increase of $4.4 million in our investment in our Drug Repositioning Division and increased costs under our 2005 annual employee incentive compensation plan.

Purchased Research and Development. During 2004, we incurred a one-time expense of $8.8 million for the write-off of purchased in-process research and development associated with the acquisition of biological screening technologies acquired from Millennium.

Net Interest Income. Net interest income increased to $2.6 million for 2005 from $1.4 million for 2004, due to increases in our rates of return on investments, partially offset by a decline in the balance of our cash and cash equivalents and marketable securities available-for-sale.

Other (Income) Expense. Other (income) expense increased to $0.8 million for 2005 from zero for 2004, due to foreign currency transaction gains relating to our Japanese customers. Beginning in 2005, as a result of changing our Japanese distribution arrangements, our agreements with our Japanese customers are denominated in Japanese Yen.

Write-down of Other-than-Temporary Decline in the Value of Marketable Securities Available-for-Sale. In 2005, we recorded a $0.7 million write-down of our investment in Avalon Pharmaceuticals, Inc., due to an other-than-temporary decline in its estimated market value.

LIQUIDITY AND CAPITAL RESOURCES

From inception through December 31, 2006, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of December 31, 2006, we had approximately $50.1 million in cash, cash equivalents and marketable securities available-for-sale, compared to $82.1 million as of December 31, 2005.

Net cash from operating activities from continuing operations decreased to a negative $34.0 million for 2006 from a positive $6.1 million for 2005, primarily due to our increased net loss from continuing operations for 2006,  the timing of customer payments (including prepayments) for our services in 2005 and payments in 2006 to Millennium and under our compensation and retention plans. We presently anticipate that our use of cash for 2007 will be lower due to an anticipated lower net loss from continuing operations.

During 2006 and 2005, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and software development and database upgrade costs. Capital expenditures for 2006 and 2005 were $2.0 million and $9.9 million, respectively. The decrease in capital expenditures was primarily due to the completion in 2005 of a significant facility renovation. For 2007, we do not expect the level of capital expenditures to be significant.

We have capitalized software development costs of $1.0 million and $2.1 million for 2006 and 2005, respectively. These costs related to efforts to enhance the software platform of our BioExpress and ToxExpress System databases. Also, we have incurred database upgrade costs of $2.6 million and $4.2 million for 2006 and 2005, respectively, enhancing the content of our databases using new versions of microarrays from Affymetrix. Future investments in upgrades and new versions of our software tools are being evaluated as part of our overall strategy for the Genomics Division.

In 2006, we announced the closing of the sale of our Preclinical Division to Bridge for a sales price of $15.0 million, including $13.5 million paid at closing less transaction costs of $1.4 million and $1.5 million held in escrow for 12 months to guarantee certain obligations under the agreement.

Our financing activities, other than the repayment of an equipment loan, have primarily consisted of the exercise of stock options.

In July 2004, we purchased and licensed certain biological screening technologies utilized by our Drug Repositioning Division and hired a research team from Millennium. During 2006, we paid Millennium $3.5 million in cash representing the final installment of the purchase price. In connection with the purchase, we also contractually agreed to, and subsequently met, a commitment to spend an aggregate of $14.5 million to further develop and commercialize these technologies.

To generate our gene expression data, we use Affymetrix microarrays, instrumentation and software. Under the terms of our current supply and license agreements with Affymetrix, we do not have a purchase commitment. In 2006, under the prior agreement, we agreed to purchase a minimum of $7.1 million in products and services from Affymetrix in 2006. As of December 31, 2006, we had met this commitment.

Specific future financial commitments from continuing operations as of December 31, 2006 are set forth in the following table:

	Total	2007	2008 & 2009	2010 & 2011	Beyond 2011
Long-term debt	$586	$504	$82	$-	$-
Operating leases	6,375	1,858	2,804	1,428	285
Total	$6,961	$2,362	$2,886	$1,428	$285

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Related to Our Business and Industry” elsewhere in this Report.

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

REVENUE RECOGNITION

Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. Determination of 3) and 4) are based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. Should changes in conditions cause management to determine these criteria are not met for certain future arrangements, revenue recognized for any reporting period would be adjusted and could be adversely affected.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, revenue recognized for any multiple-element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on our analysis of objective evidence from comparable internal or third-parties’ sales of the individual element. If we are unable to determine evidence of fair value for an undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

Genomics Services Revenue. Through 2006, the majority of Genomics services revenue consists of fees earned under subscription agreements for all or parts of our gene expression databases, the BioExpress System and ToxExpress System, which are typically for a specific multi-year term for the larger databases and annual terms for smaller parts of the databases. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases and software tools. In addition, we have generated a smaller, but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the database. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered. Revenue from perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

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

GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

In 2003, we recorded goodwill of $43.0 million as a result of the acquisition of TherImmune Research Corporation (later renamed Gene Logic Laboratories Inc., our former Preclinical Division). In addition, we’ve previously recorded value for goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs. The determination of whether or not these other intangible assets are impaired involves significant judgment, including the following: (i) our licenses and internally developed intellectual property may not provide valid and economical competitive advantage; and (ii) our services may become obsolete before we recover the costs incurred in connection with their development.

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

In conjunction with our review of assets held for sale of the Preclinical Division, we determined that the remaining value of the goodwill that resulted from the acquisition of TherImmune (later renamed Gene Logic Laboratories Inc., our former Preclinical Division) was likely impaired, due to our assessment of the possible indications of fair value resulting from our decision to consider the sale of the division. As a result, we recorded a non-cash expense of $10.2 million which was included in the $11.0 million impairment charge in the third quarter of 2006 representing the implied impairment of goodwill of our Preclinical Division. During the third quarter of 2005, we recorded a non-cash expense of $32.8 million representing the implied impairment of goodwill of our Preclinical Division. These non-cash expenses are included in the loss from discontinued operations of our Preclinical Division for the respective periods.

As part of our annual testing of goodwill, we determined that no impairment existed in the carrying value of goodwill of our Genomics Division. However, due to the restructuring of our Genomics Division, we recorded impairment charges of $1.3 million in the third quarter of 2006 for certain intangible assets which we determined would no longer be utilized by our Genomics Division.

Our assessment of the fair value of our divisions is dependent on subjective estimates we make of inherently uncertain future net cash flows including estimates of terminal values. Accordingly, our estimates for future periods of net cash flows may change as market conditions and circumstances dictate. Future impairment tests of goodwill for our Genomics Division and other intangibles may result in additional impairment charges based on these changing estimates.

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

We also maintain an inventory of microarrays and reagents used to generate genomic data for our databases and for services in our Genomics Division. This inventory is valued at the lower of cost or market. Certain items in inventory may be considered impaired, obsolete, or excessive and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value. Based on certain estimates, assumptions and judgments made from information available at the time, we determine the appropriate amount of any such inventory allowance. If these estimates or assumptions or the market for the use of our microarrays and reagents change, we may be required to record additional reserves.

EQUITY INVESTMENTS

Following the write-down of $0.3 million in 2006, we hold an equity investment in one company (Xceed Molecular, formerly MetriGenix) with a remaining book value of $3.0 million as of December 31, 2006. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

STOCK-BASED COMPENSATION

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires us to expense the fair value of stock-based compensation awards of our various stock-based compensation programs over the requisite service period of the award. We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of our common stock, life of stock options and risk-free interest rate. Future adverse changes in such assumptions could result in us recording increased stock-based compensation expenses for stock-based compensation awards granted/issued in the future.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, for which the FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which we intend to adopt on January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position, results of operations and cash flows, but do not believe the effect will be material.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated results for prior periods. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and for those that were granted prior to, but have not yet vested as of, January 1, 2006, in accordance with SFAS 123R. For 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and recognize the compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly, were required to recognize compensation expense only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Since stock options granted by us in the last several years have been granted with an exercise price equal to the fair value on the grant date, we did not recognize any expense for such options prior to our adoption of SFAS 123R.

Our net loss from continuing operations and total net loss for 2006 were impacted by the recognition of $0.6 million and $0.8 million, respectively, in non-cash expense related to the fair value of our stock-based compensation awards. The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates. At December 31, 2006, we had cash and cash equivalents of approximately $25.7 million and marketable securities available-for-sale of an additional $24.4 million. We invest our excess cash primarily in money market funds, obligations of the U.S. Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at December 31, 2006, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss of approximately $0.5 million for the year ended December 31, 2006. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue with our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. As a policy, we convert our customer payments made in Japanese Yen to United States dollars upon receipt of such payments. Revenue derived from the Pacific Rim as a percentage of total revenue was 39% for the year ended December 31, 2006 and was primarily derived from our customers in Japan. Exchange rate fluctuations between the United States dollar and Japan could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of approximately $0.7 million for the year ended December 31, 2006. There can be no assurance that losses related to this currency risk will not occur.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm, appear on pages F-1 through F-22 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2006, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”). Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in Part II, Item 8 of this Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the fourth quarter of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.
PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the Company’s fiscal year ended December 31, 2006 (the “Proxy Statement”).

IDENTIFICATION OF EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Officers” in Part I, following Item 4 of this Annual Report on Form 10-K.

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

(a) 1. Financial Statements

(a) 2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or are inapplicable and therefore have been omitted.

(a) 3. Index to Exhibits

Exhibit Number	Description of Document

2.2	Stock Purchase Agreement, dated December 15, 2006, between Registrant and Bridge Pharmaceuticals, Inc.(23)
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-Laws, as amended and restated.(18)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate.(1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers.(1)
*10.2	Registrant's 1997 Equity Incentive Plan, as amended (the "Stock Plan").(16)
*10.3	Form of Stock Option Agreement under the Stock Plan.(1)
*10.4	Form of Stock Option Grant Notice.(1)
*10.5	Registrant's Employee Stock Purchase Plan, as amended, and related offering document.(13)
*10.6	Registrant's 1997 Non-Employee Directors' Stock Option Plan, as amended.(2)
*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors' Stock Option Plan.(1)
*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan.(12)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler.(1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler.(1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.(1)
10.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC.(7)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow.(3)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix.(superceded)(10)
10.50a	Letter Agreement, amending Agreement effective January 1, 2002, between Registrant and Affymetrix, Inc.(superceded)(5)(B)
10.50b	Service Provider Agreement, effective January 1, 2006, between Registrant and Affymetrix, Inc.(21)
*10.55	Executive Severance Plan, as amended February 2001.(8)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr.(4)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC.(6)
*10.75	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr.(11)
10.78	Settlement and Nonexclusive License Agreement, dated January 10, 2001, between Registrant and Incyte Corporation.(15)(A)
10.79	Lease Agreement, dated November 20, 1999, between TherImmune Research Corporation and Rickman Associates.(15)

10.80	Lease Agreement, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.(15)
10.81	Lease Agreement, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002.(15)
10.81a	Third Amendment to Lease dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.(19)
*10.83	Employment Agreement, dated November 4, 2004, between Registrant and Dennis A. Rossi.(17)
*10.84	Employment Agreement, dated November 4, 2004, between Registrant and Joanne M. Smith-Farrell.(17)
10.85	Asset Purchase Agreement, dated July 22, 2004, between Registrant and Millennium Pharmaceuticals, Inc.(17)(B)
10.86	Lease Agreement, dated July 31, 2004, between Registrant and Thirty-Eight Sidney Street Limited Partnership.(17)
10.87	Lease Agreement, dated October 5, 2004, between Registrant and ARE-Maryland No. 23, LLC.(5)
10.87a	Agreement for Termination of Lease and Voluntary Surrender of Premises dated September 28, 2006, between Registrant and ARE-Maryland No. 23, LLC.(22)
*10.88	Employment Agreement, dated March 10, 2005, between Registrant and V.W. Brinkerhoff, III.(20)
10.90	License and Sublicense Agreement, dated September 12, 2005, between Registrant and Promega Corporation.(14)(C)
10.91	License Agreement for Real-Time In Vivo Imaging Technology, effective November 17, 2004, between Registrant and Xenogen Corporation.(14)(C)
10.91a	Amendment to License Agreement for Real-Time In Vivo Imaging Technology, effective November 22, 2005, between Registrant and Xenogen Corporation.(14)(C)
*10.92	2006 Performance Year Incentive Compensation Plan.(14)
*10.93	Employment Agreement, dated June 21, 2006, between Registrant and Larry Tiffany.(24)
*10.94	Amendment to Employment Agreement, dated August 31, 2006, between Registrant and Larry Tiffany.(25)
*10.95	Amendment to Employment Agreement, dated October 24, 2006, between Registrant and each of Mark D. Gessler, Philip L. Rohrer, Jr., F. Dudley Staples, Joanne Smith-Farrell and Louis A. Tartaglia.(26)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 19, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed on July 31, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 5, 2003, filed on April 25, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 1, 2006, filed on April 24, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004, and incorporated herein by reference.

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

(21)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, and incorporated herein by reference.

(22)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed on November 9, 2006, and incorporated herein by reference.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s sale of its Preclinical Division, filed on December 21, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Larry Tiffany, filed on June 30, 2006, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Larry Tiffany, filed on September 7, 2006, and incorporated herein by reference.

(26)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of the named executives, filed on October 24, 2006, and incorporated herein by reference.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2007.

GENE LOGIC INC.
BY: /s/ MARK D. GESSLER
Mark D. Gessler
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK D. GESSLER	Chief Executive Officer,	March 16, 2007
(Mark D. Gessler)	President and Director
(Principal Executive Officer)

/s/ PHILIP L. ROHRER, JR.	Chief Financial Officer	March 16, 2007
(Philip L. Rohrer, Jr.)	(Principal Financial and
Accounting Officer)

/s/ JULES BLAKE	Director	March 16, 2007
(Jules Blake, Ph.D.)

/s/ MICHAEL J. BRENNAN	Director	March 16, 2007
(Michael J. Brennan, M.D., Ph.D.)

/s/ CHARLES L. DIMMLER, III	Director	March 16, 2007
(Charles L. Dimmler, III)

/s/ FRANK L. DOUGLAS	Director	March 16, 2007
(Frank L. Douglas, M.D, Ph.D.)

/s/ G. ANTHONY GORRY	Director	March 16, 2007
(G. Anthony Gorry, Ph.D.)

/s/ LLOYD I. MILLER,III	Director	March 16, 2007
(Lloyd I. Miller, III)

/s/ J. STARK THOMPSON	Chairman of the Board	March 16, 2007
(J. Stark Thompson, Ph.D.)

Gene Logic Inc.

Report of Independent Registered Public Accounting Firm -

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Gene Logic Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting listed as Item 9A, that Gene Logic Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gene Logic Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gene Logic Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gene Logic Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gene Logic Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 14, 2007

Report of Independent Registered Public Accounting Firm -

Consolidated Financial Statements

The Board of Directors and Stockholders Gene Logic Inc.

We have audited the accompanying consolidated balance sheets of Gene Logic Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gene Logic Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Shared-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gene Logic Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 14, 2007

GENE LOGIC INC.

Consolidated Balance Sheets
as of December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,700	$43,946
Marketable securities available-for-sale	24,410	38,179
Accounts receivable, net of allowance of $45 and $255 in 2006 and 2005, respectively	3,327	1,779
Unbilled services	589	3,001
Inventory, net	2,180	3,091
Prepaid expenses	1,260	1,548
Other current assets	3,551	839
Assets of discontinued operations held-for-sale	-	32,889
Total current assets	61,017	125,272
Property and equipment, net	12,829	15,603
Long-term investments	2,964	3,239
Goodwill	2,677	2,677
Other intangibles, net	10,060	13,399
Other assets	726	529
Total assets	$90,273	$160,719
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,703	$4,802
Payable to Bridge Pharmaceuticals	1,727	-
Accrued compensation and employee benefits	2,883	6,277
Other accrued expenses	3,751	3,554
Accrued restructuring costs	1,941	-
Current portion of long-term debt	499	497
Acquired technologies payable	-	3,492
Deferred revenue	3,299	9,738
Liabilities of discontinued operations held-for-sale	-	5,374
Total current liabilities	17,803	33,734
Deferred revenue	228	-
Long-term debt, net of current portion	78	127
Deferred rent	1,074	2,002
Total liabilities	19,183	35,863
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued
and outstanding as of December 31, 2006 and 2005	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 31,820,273 and
31,771,835 shares issued and outstanding as of December 31, 2006 and 2005, respectively	318	318
Additional paid-in-capital	386,530	385,586
Accumulated other comprehensive loss	(78)	(78)
Accumulated deficit	(315,680)	(260,970)
Total stockholders' equity	71,090	124,856
Total liabilities and stockholders' equity	$90,273	$160,719

See accompanying notes.

GENE LOGIC INC.

Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005	2004
Revenue:
Genomics services	$24,310	$56,602	$52,171
Drug repositioning services	36	588	-
Total revenue	24,346	57,190	52,171
Expenses (1):
Database production	27,408	31,689	41,870
Research and development	9,876	6,812	2,449
Selling, general and administrative	22,422	26,788	19,224
Genomics Division restructuring	5,258	-	-
Purchased research and development	-	-	8,817
Total expenses	64,964	65,289	72,360
Loss from operations	(40,618)	(8,099)	(20,189)
Interest (income), net	(2,694)	(2,625)	(1,395)
Other (income) expense	55	(813)	-
Write-down of other-than-temporary decline in the value of
marketable securities available-for-sale	-	719	-
Write-down of long-term equity investment	275	-	-
Loss from continuing operations before income tax expense	(38,254)	(5,380)	(18,794)
Income tax expense	-	-	287
Loss from continuing operations	(38,254)	(5,380)	(19,081)
Loss from discontinued operations	(16,456)	(42,924)	(9,439)
Net loss	$(54,710)	$(48,304)	$(28,520)
Basic and diluted net loss per share:
Loss from continuing operations	$(1.20)	$(0.17)	$(0.61)
Loss from discontinued operations	(0.52)	(1.35)	(0.30)
Net loss	$(1.72)	$(1.52)	$(0.91)
Shares used in computing basic and diluted net loss per share	31,807	31,744	31,493

(1) Line items include non-cash stock compensation expense as follows (see Note 1):
Database production	$149	$-	$-
Research and development	92	-	-
Selling, general and administrative	390	-	-
Loss from discontinued operations	158	-	-
Total non-cash stock compensation expense	$789	$-	$-

See accompanying notes.

GENE LOGIC INC.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2004, 2005 and 2006
(in thousands, except number of shares)

	Common Stock		Additional	Other
	Number	Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Income (Loss)	Defecit	Loss
Balance at January 1, 2004	31,131,198	$311	$383,377	$47	$(184,146)	$-
Issuance of common stock in connection with
exercise of stock options	255,479	3	948	-	-	-
Issuance of common stock in connection with
Employee Stock Purchase Plan	120,215	1	445	-	-	-
Issuance of common stock in connection with
drug repositioning technologies acquisition	147,521	2	543	-	-	-
Net change in unrealized gains from
marketable securities	-	-	-	(183)	-	$(183)
Net loss	-	-	-	-	(28,520)	(28,520)
Comprehensive loss	-	-	-	-	-	$(28,703)
Balance at December 31, 2004	31,654,413	$317	$385,313	$(136)	$(212,666)	$-
Issuance of common stock in connection with
exercise of stock options	54,609	-	111	-	-	-
Issuance of common stock in connection with
Employee Stock Purchase Plan	62,813	1	162	-	-	-
Net change in unrealized gains from
marketable securities	-	-	-	58	-	$58
Net loss	-	-	-	-	(48,304)	(48,304)
Comprehensive loss	-	-	-	-	-	$(48,246)
Balance at December 31, 2005	31,771,835	$318	$385,586	$(78)	$(260,970)	$-
Issuance of common stock in connection with
exercise of stock options	48,438	-	155	-	-	-
Non-cash stock-based compensation	-	-	789	-	-	-
Foreign currency translation adjustments	-	-	-	(38)	-	$(38)
Net change in unrealized gains from
marketable securities	-	-	-	38	-	38
Net loss	-	-	-	-	(54,710)	(54,710)
Comprehensive loss	-	-	-	-	-	$(54,710)
Balance at December 31, 2006	31,820,273	$318	$386,530	$(78)	$(315,680)

GENE LOGIC INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(38,254)	$(5,380)	$(19,081)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	10,568	10,788	13,281
Non-cash purchased research and development	-	-	7,908
Non-cash Genomics Division restructuring	3,329	-	-
Write-down of marketable securities available-for-sale	-	719	-
Write-down of equity investment	275	-	-
Inventory impairment	1,025	-	-
Non-cash stock compensation expense	631	-	-
Other non-cash items	24	350	348
Changes in continuing operating assets and liabilities:
Accounts receivable and unbilled services	864	(628)	1,280
Inventory	(114)	(1,432)	3,321
Prepaids and other assets	(1,115)	(442)	(119)
Accounts payable	(1,090)	999	14
Accrued expenses and deferred rent	(562)	3,695	1,788
Accrued technologies payable	(3,492)	-	-
Deferred revenue	(6,087)	(2,613)	614
Net cash flows from continuing operating activities	(33,998)	6,056	9,354
Loss from discontiuned operations	(16,456)	(42,924)	(9,439)
Adjustments to reconcile loss from discontinued operations to net cash flows from discontinued operating activities:
Impairment charges, depreciation and amortization and other non-cash items	14,011	36,077	3,670
Changes in discontinued operating assets and liabilities	(517)	1,199	(3,865)
Net cash flows from discontinued operating activities	(2,962)	(5,648)	(9,634)
Net cash flows from operating activities	(36,960)	408	(280)
Cash flows from investing activities:
Purchases of property and equipment	(2,015)	(9,870)	(2,994)
Purchases of licenses and patent costs	(1,127)	(813)	(569)
Software development costs	(983)	(2,070)	(3,327)
Database upgrade costs	(2,584)	(4,168)	(569)
Proceeds from sale and maturity of marketable securities available-for-sale	44,486	59,414	83,372
Purchase of marketable securities available-for-sale	(30,687)	(47,576)	(70,128)
Net proceeds received from sale of Preclinical Division	12,117	-	-
Net investing activities of discontinued operations	(460)	(4,707)	(2,217)
Net cash flows from investing activities	18,747	(9,790)	3,568
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	155	274	1,397
Repayments of an equipment loans	(47)	(44)	(42)
Net financing activities of discontinued operations	(141)	(139)	(124)
Net cash flows from financing activities	(33)	91	1,231
Net increase (decrease) in cash and cash equivalents	(18,246)	(9,291)	4,519
Cash and cash equivalents, beginning of year	43,946	53,237	48,718
Cash and cash equivalents, end of year	$25,700	$43,946	$53,237
Supplemental disclosure:
Taxes paid	$-	$-	$569
Interest paid	$19	$35	$49
Non-cash financing and investing transactions:
In connection with the acquisition of the Drug Repositioning technologies:
Purchase of research and development and purchase of laboratory equipment, in
exchange for issuance of common stock, acquired technology payable and a ToxExpress subscription license	$-	-	$7,971

GENE LOGIC INC.
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(in thousands, except share and per share data)

Note 1 - Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides pharmaceutical development services that allow the Company to uncover new development paths for drug candidates provided by its customers for which development has been discontinued for reasons other than safety. In addition, the Company has developed and commercialized proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and other services that enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity, and understand mechanisms of action of specific compounds.

From January until July 2004, the Company’s services were organized into two business segments: genomics and toxicogenomics services (“Genomics Division”) and preclinical contract research services (“Preclinical Division”). In July, 2004, as a result of the acquisition of certain technologies and the hiring of certain personnel from Millennium Pharmaceuticals, Inc. (“Millennium”) (see Note 2), the Company added a third business segment: drug repositioning services (“Drug Repositioning Division”). On December 15, 2006, the Company sold its Preclinical Division, which has now been classified as a discontinued operation (see Note 3).

The Drug Repositioning Division is a pharmaceutical development division that identifies and develops new or expanded uses for small molecule therapeutics. The Company is building a therapeutic pipeline by applying its proprietary drug indication discovery platform consisting of genomics databases and bioinformatics software, and the biological screening technologies acquired from Millennium and which subsequently have undergone further development, to find new and expanded uses for drug candidates supplied by major pharmaceutical companies.

In 2006, the Company began to redirect its Genomics Division in response to its customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts. Management examined the business for new avenues to create value and concluded that its expertise in biomarker discovery and validation could be used as a potential new platform for molecular diagnostics development. As a result, the Company has engaged outside financial advisors to identify strategic alternatives for our Genomics business. The Company continues to serve new and existing Genomics customers.

Principles of Consolidation

The consolidated financial statements include the accounts of Gene Logic Inc. and its wholly owned subsidiaries. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

Basis of Presentation

As a result of the Company’s sale of its Preclinical Division and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the net assets of the Preclinical Division as assets and liabilities held for sale at December 31, 2005 and the results of operations of the Preclinical Division as discontinued operations for all periods.

Foreign Currency Translation

The financial statements of subsidiaries outside the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date, as appropriate. The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive loss is the total net loss plus all changes in equity during the applicable period except those changes resulting from investment by owners and distribution to owners. Total comprehensive loss was $54,710, $48,246 and $28,703 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased. All other investments are reported as marketable securities available-for-sale. Cash and cash equivalents as of December 31 are comprised of:

	2006	2005
Cash	$1,076	$2,326
Money market funds	8,415	6,949
Commercial paper	16,209	34,671
Total	$25,700	$43,946

Marketable Securities Available-for-Sale

All marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses reported as accumulated other comprehensive income (loss) included in stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. In 2006, 2005 and 2004, realized gains and/or losses resulting from the sale of marketable securities were immaterial.

As of December 31, 2006, the Company’s investment portfolio consisted of commercial paper, corporate bonds and mortgage-backed securities of U.S. Government agencies. All marketable securities had original maturities greater than 90 days, but less than two years. All investments in corporate bonds mature in 2007. All marketable securities with a gross unrealized loss as of December 31, 2006 have been in an unrealized loss position for less than 12 months. The Company reviews marketable securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold the investment to recovery and the financial strength and specific prospects of the issuer of the security. During 2005, the Company determined that one of its marketable securities had an other-than-temporary decline in its value and accordingly, recorded a loss of $719 (see Note 6). As of December 31, 2006, all of the Company’s investments were classified as current because the Company may not hold its investments until maturity in order to take advantage of market conditions.

Marketable securities available-for-sale as of December 31 are comprised of:

	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Commercial paper	$8,929	$-	$-	$8,929	$22,455	$-	$(14)	$22,441
Corporate bonds	13,498	-	(28)	13,470	13,501	-	(53)	13,448
Equity securities	-	-	-	-	281	-	-	281
U.S. Government
mortgage-backed
securities	2,023	-	(12)	2,011	2,020	-	(11)	2,009
Total	$24,450	$-	$(40)	$24,410	$38,257	$-	$(78)	$38,179

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

Inventory

Inventory is stated at the lower of cost or market. Cost for microarrays and laboratory reagents is determined using the first-in, first-out method and cost for tissue samples is determined using the average cost method. All inventory is reviewed for impairment and appropriate reserves are recorded. All inventory is classified as raw materials. Inventory as of December 31 is comprised of:

	2006	2005
Microarrays	$2,233	$2,199
Laboratory reagents	510	298
Tissue samples	1,788	2,248
	4,531	4,745
Less -- microarray reserves	(647)	-
Less -- tissue samples reserves	(1,704)	(1,654)
Inventory, net	$2,180	$3,091

Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Furniture	10 years
Computer and office equipment	1-5 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of the lease term or the useful life

Long-Term Investments

The Company has made equity investments in companies whose businesses may be complementary to the Company’s business. All of the Company’s current equity investments are accounted for under the cost method of accounting, as the Company holds less than 20% of the voting stock outstanding under such arrangements and does not exert significant influence over these companies. At December 31, 2006, the Company’s only equity investment with a remaining book value was Xceed Molecular (“Xceed”) (See Note 6).

Goodwill

The goodwill on the Company’s Consolidated Balance Sheet resulted from the acquisition of Oncormed, Inc. in 1998 and represents the excess of the purchase price over the fair value of the net assets acquired. These assets are part of the Genomics Division.

The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill. The Company’s annual impairment test is performed October 1. In addition, the Company is required to test for impairment at any point at which it has an indication that impairment may exist.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. Reporting units are defined as the Company’s business segments. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Based on the results of the Company’s annual impairment test, no impairment loss was identified in the carrying value of the $2,677 of goodwill of the Company’s Genomics Division.

Other Intangible Assets

Other intangible assets consist primarily of licenses, patent costs, software development costs and database upgrade costs.

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

Patent costs include issued patents and patent applications and are stated at cost. Amortization of issued patent costs is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years. The Company wrote off certain patent costs in the amount of $1,110 ($1,086 was written-off in connection with the Genomics Division restructuring-see Note 4), $52 and $275 during 2006, 2005 and 2004, respectively, after determining that the technologies underlying such patents and applications would no longer be utilized in the Company’s business.

In accordance with the provisions of the Financial Accounting Standards Board Statement No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company has capitalized certain software development costs incurred in developing software, beginning upon the demonstration of technological feasibility. The Company ceases capitalizing such costs when the software is available for general release to its customers. Software development costs are being amortized over their expected useful life of up to three years, commencing upon release of the software or upgrades.

Database upgrade costs consist mainly of upgrades of existing gene expression data utilizing Affymetrix’s new versions of microarrays. These costs are capitalized and amortized over their expected useful life of two years, commencing upon release of the update.

Impairment of Long-Lived Assets

Long-lived assets, consisting principally of property and equipment, long-term investments and other intangible assets (including licenses, patent costs, software development costs and database upgrade costs), are evaluated for possible impairment. If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Research and Development

Research and development costs, including those costs incurred in acquiring and developing the drug repositioning technologies, are charged to operations when incurred or acquired.

Database Production

Except for database upgrade costs which are capitalized and amortized over their expected useful life, costs related to the acquisition and processing of tissues and overhead expenses needed to support the Company’s databases are expensed as incurred. These costs include labor, microarrays, tissues, licensing agreements, reagents, outside consultants and overhead.

Revenue Recognition

Through 2006, the majority of Genomics Division services revenue consists of fees earned under subscription agreements for all or parts of the Company’s gene expression reference databases, the BioExpress System and ToxExpress System, and which are typically for a specific multi-year term for subscriptions to the larger databases and annual terms for smaller parts of the databases. The Company has also granted to some customers perpetual licenses to all or parts of the Company’s BioExpress and ToxExpress System databases and software tools. In addition, the Company generates a smaller, but growing, percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the database. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If an agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered. Revenue for perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are provided. Revenue from other services is recognized when the services are performed. The Company’s agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party. Agreements with the Company’s customers, other than its Japanese customers, are dollar-denominated. Agreements with the Company’s Japanese customers, since 2005, have been denominated in Japanese Yen and may be subject to fluctuations due to changes in currency exchange rates.

Revenue recognized for any multiple-element contract is allocated to each element of the arrangement based on the relative fair value of the element. The determination of fair value of each element is based on the Company’s analysis of objective and reliable evidence from comparable internal or third-parties’ sales of the individual element. If the Company is unable to determine evidence of fair value for an undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

The Company has entered into several contractual arrangements with multiple deliverables, such as licenses to access its BioExpress and ToxExpress System databases and microarray data generation and analysis and other professional services. For some of these arrangements, the Company was unable to determine objectively and reliably the fair value of some undelivered elements, and in such arrangements, the Company recognizes all revenue using the revenue recognition method appropriate to the predominant undelivered element. The Company also defers the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognizes these expenses as the Company recognizes the related revenue. These types of arrangements have resulted in an increase in the Company’s deferred costs and deferred revenue as of December 31, 2006. The timing of revenue recognition associated with future agreements may also be dependent on its ability to objectively and reliably determine the fair value of deliverables included in those agreements.

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

Foreign Currency Transactions

Foreign currency transaction (gains) and losses are included in the Company’s Consolidated Statements of Operations. During 2006 and 2005, foreign currency losses and (gains) totaled $55 and ($813), respectively, and are included in Other (Income) Expense on the Company’s Consolidated Statements of Operations. Prior to 2005, the Company was not subject to foreign currency transactions as its agreements were dollar denominated.

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

Basic and Diluted Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding. Common equivalent shares from all outstanding stock options are excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for all of its stock-based compensation awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, the Company recognized compensation expense, if any, only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 included compensation expense for all stock-based compensation awards granted (i) prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) after January 1, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS 123R. For 2006, stock-based compensation awards consisted of options awarded under the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period and typically occurs ratably over periods ranging from one to four years. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 13 for a further discussion on stock-based compensation.

As a result of adopting SFAS 123R, the Company’s net loss from continuing operations and total net loss in the Consolidated Financial Statements for 2006 was $631 and $789, respectively, higher than if the Company had continued to account for stock-based compensation under APB 25. The impact on basic and diluted net loss per share for 2006 was $0.02 per share. The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the indicated period:

	2005	2004
Net loss, as reported	$(48,304)	$(28,520)
Add: Stock-based compensation expense
included in reported net loss	-	-
Deduct: Stock-based compensation expense
determined under fair value based method for all awards	(2,010)	(2,513)
Pro forma net loss	$(50,314)	$(31,033)
Basic and diluted net loss per share:
As reported	$(1.52)	$(0.91)
Pro forma	$(1.58)	$(0.99)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2006, 2005 and 2004 with the following assumptions:

	2006	2005	2004
Expected volatility	55%	52%	60%
Risk-free interest rate	4.49% to 5.11%	3.41% to 4.42%	2.02% to 3.26%
Expected lives	3 years	3 years	3 years
Dividend rate	0%	0%	0%

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

For 2006, 2005 and 2004 respectively, $3,711, $4,208 and $2,179 in costs previously allocated to the Preclinical Division have been re-allocated to the Genomics and Drug Repositioning Divisions. These amounts represent costs that the Company has now determined will not be eliminated as a result of the sale of its Preclinical Division.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, for which the FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company intends to adopt it on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows, but does not believe the effect will be material.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial statements.

Note 2 - Drug Repositioning technologies acquisition

In July 2004, the Company acquired certain drug repositioning technologies and related assets (the “Drug Repositioning technologies”) and hired a research team from Millennium Pharmaceuticals, Inc. (“Millennium”). The Drug Repositioning Division uses a drug-indication discovery platform that integrates biological screening technologies acquired from Millennium with the Company’s genomics and toxicogenomics capabilities.

Consideration by the Company included: (i) $3,500 paid in cash in 2006; (ii) $1,000 paid and issued in cash and stock to certain employees who left Millennium and joined the Company; (iii) limited grant-back licenses to certain technologies acquired from Millennium; and (iv) approximately $488 in transaction costs. In addition, Millennium received a license to use the Company’s ToxExpress System database for three years (subsequently amended to terminate on December 30, 2005), valued at $4,500, for which the Company recorded $4,048 and $452 in revenue in 2005 and 2004, respectively. The Company also contractually agreed to, and subsequently met, a commitment to spend an aggregate of $14,500 over the first two and one-half years following the acquisition to develop and commercialize the acquired technologies. After completing its evaluation of the Drug Repositioning technologies and purchased in-process research and development activities, and in order to reflect the cost of acquiring the Drug Repositioning technologies, the Company recorded an $8,817, one-time, purchased research and development expense in Operating Expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2004.

Note 3 - Discontinued operations

As previously discussed in Note 1, the Company changed its strategic focus and sold its Preclinical Division on December 15, 2006 for a sales price of $15,000, including $13,500 paid at closing less transaction costs of $1,383 and $1,500 held in escrow for 12 months to guarantee certain obligations under the agreement. The sales price remains subject to final adjustment to reflect certain changes in working capital and the assumption of certain liabilities associated with the business. In addition, the Company’s guarantee of two leases continue in effect pending their assignment to and assumption by the buyer and the Company provides certain transition services under an agreement with the buyer. If either of the guarantees cannot be assumed by the buyer, then the buyer is obligated to indemnify the Company with respect to such guarantee.

As a result of the Company’s sale of its Preclinical Division, the Company recorded a loss on disposal of $10,900 which represented the excess carrying value of the net assets of the Preclinical Division over the sales price received less costs to sell which is included in the loss from discontinued operations. The Company may further adjust the loss on disposal, which could result in a further gain or loss, if required to reflect higher actual fees and expenses incurred, final adjustments to the sale price or claims made against the escrow amount that are determined to be valid.

Due to the operations and cash flows of the Preclinical Division being eliminated from continuing operations of the Company, and the fact that the Company does not have any significant continuing involvement in the business, the operations of the Preclinical Division have been classified as discontinued operations for all periods presented. Summarized operating results from the discontinued operations included in the Company’s Consolidated Condensed Statements of Operations are as follows:

	2006	2005	2004

Revenue	$25,961	$22,180	$23,766
Loss from discontinued operations (1)(2)	$(16,456)	$(42,924)	$(9,439)
(1) Includes $10,900 loss on disposal in 2006.
(2) Includes $32,794 impairment charge associated with the impairment of goodwill in 2005.

Assets and liabilities of the discontinued operations are as follows as of the indicated date:

December 31,
2005
Current assets	$7,546
Property and equipment, net	15,079
Goodwill	10,236
Other long-term assets	28
Current liabilities	(3,969)
Noncurrent liabilities	(1,405)
Net assets of discontinued operations	$27,515

Note 4 - Genomics Division restructuring expenses

During 2006, the Company initiated a restructuring of its Genomics Division, which it expects to substantially complete by December 31, 2007, and recorded total restructuring costs of $5,258. The components of the restructuring are:

•	the termination of 70 employees, effective October 5, 2006, which resulted in severance costs of $1,521;
•
the acceleration of future costs of $2,426 for certain laboratory and office facilities that were no longer needed for continuing operations and which were either abandoned or for which the Company has entered into sublease arrangements; and

•	the impairment of certain intangible assets of $1,311, primarily patent and license costs, which the Company determined would no longer be utilized by its Genomics Division.

The major components of the Genomics Division restructuring liability as of December 31, 2006 are comprised of:

	2006 Charges to Operations	2006 Charges Utilized	Accrual Balance as of December 31, 2006
Severance and related beenfits	$1,521	$(1,399)	$122
Lease obligations	2,426	(607)	1,819
Total	$3,947	$(2,006)	$1,941

Note 5 - Property and equipment

Property and equipment includes the following as of December 31:

	2006	2005
Furniture	$1,651	$1,717
Computer and office equipment	13,431	14,674
Laboratory equipment	16,362	15,024
Leasehold improvements	10,474	12,975
	41,918	44,390
Less -- accumulated depreciation and amortization	(29,089)	(28,787)
Property and equipment, net	$12,829	$15,603

Depreciation expense was $3,875, $3,806 and $4,079 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 6 - Long-term investments

In November 2003, the Company’s subsidiary, then named MetriGenix, Inc. (which has since been dissolved), sold substantially all of its assets for cash to a privately held company (the “Buyer”, referred to herein as “Xceed”, formerly MetriGenix). The proceeds of sale were used to satisfy then known liabilities of the Company’s subsidiary. In connection with the sale, Xceed received a fully paid BioExpress System subscription with a term through December 31, 2006, which thereafter renewed automatically on an annual basis unless either party elected not to renew, under which no additional fees are payable for the subscription so long as the Company owns 15% of the outstanding stock of Buyer. In consideration for the consent to the assignment, the Company received convertible preferred stock of Xceed, valued at $2,911, and a warrant, valued at $275, exercisable at $0.0001 per additional share, intended to enable the Company to maintain a 15% equity interest in Xceed, which along with additional convertible preferred stock previously held by the Company of $53, represented 15.3% of the equity of Xceed. The Company also received the right to appoint a person to the Board of Directors of the Buyer. The Company accounts for its investment in Xceed using the cost method of accounting and has recorded the investment value, $3,186, as revenue over the term of the subscription agreement. During 2006, the subscription agreement was terminated by mutual agreement and the warrant was therefore terminated. As a result, the Company recorded a $275 write-down of the fair value of the warrant. During 2006, 2005 and 2004, the Company recorded $1,027, $1,027 and $1,060, respectively, in revenue relating to the subscription agreement. At December 31, 2006, the remaining book value of the Company’s investment in Xceed was $2,964, which it believes approximates fair value.

During 2004, the Company accounted for its investment in Avalon Pharmaceuticals, Inc. (“Avalon”) under the cost method of accounting. During 2005, Avalon completed an initial public offering and the Company reclassified its $1,000 investment to marketable securities available-for-sale and the Company also recorded a $719 write-down of its investment in Avalon due to an other-than-temporary decline in Avalon’s estimated market value. During 2006, the Company sold its remaining investment in Avalon and recorded a gain, after the write-down, of $31.

Note 7 - Other intangible assets

Information regarding the Company’s other intangible assets at December 31 is as follows:

	2006	2005
Carrying amount:
Licenses	$414	$1,600
Patent costs	2,684	3,185
Software development costs	6,289	13,170
Database upgrade costs	6,865	4,737
Total carrying amount	$16,252	$22,692
Accumulated amortization:
Licenses	$179	$993
Patent costs	48	272
Software development costs	3,408	7,432
Database upgrade costs	2,557	596
Total accumulated amortization	$6,192	$9,293
Net carrying value:
Licenses	$235	$607
Patent costs	2,636	2,913
Software development costs	2,881	5,738
Database upgrade costs	4,308	4,141
Total net carrying value	$10,060	$13,399

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $6,693, $6,982 and $9,202, respectively, including amortization of software development costs of $3,750, $5,197 and $6,600, respectively. Estimated amortization expense for existing intangible assets for each of the five succeeding years ending December 31 will be as follows:

2007	$5,025
2008	2,243
2009	222
2010	50
2011	50

Note 8 - Long-term debt

Long-term debt as of December 31 consists of the following:

	2006	2005
Loan for facility -- bearing interest at 5.0% per annum and due in
quarterly installments through September 2009	$127	$174
Loan for facility -- bearing interest at 4.5% and due upon demand	450	450
	577	624
Less -- current portion	(499)	(497)
Long-term debt	$78	$127

As of December 31, 2006, future principal payments on long-term debt for the years ending December 31 are as follows:

2007	$499
2008	51
2009	27
$577

Interest expense was $8, $10 and $12 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 9 - Income taxes

Income tax expense reflected in the Company’s 2004 Consolidated Statements of Operations represents withholding taxes on certain payments by Japanese customers. During 2004, the U.S. and Japan entered into a new tax treaty eliminating this withholding tax effective July 1, 2004. The actual income tax expense for the years ended December 31, 2006, 2005 and 2004 is different from the amount computed by applying the statutory federal income tax rates to loss before income tax expense. The reconciliation of these differences for the years ended December 31 is as follows:

	2006	2005	2004
Tax benefit at federal statutory rate	$(18,614)	$(16,433)	$(9,599)
State income taxes, net of federal income tax effect	(2,526)	(2,233)	(1,304)
Impairment losses	4,310	12,665	-
Other	(1,204)	(2,973)	(2,314)
Increase in valuation allowance	18,034	8,974	13,504
Income tax expense	$-	$-	$287

The tax effect of cumulative temporary differences at December 31 is as follows:

	2006	2005
Deferred tax assets:
NOL and tax credit carryforwards	$113,499	$97,147
Contract revenue	-	404
Net loss in unconsolidated investee	3,483	3,483
Purchased research and development	2,838	3,065
Depreciation	2,812	2,649
Accrued vacation	399	587
Other	4,380	4,035
	127,411	111,370
Less -- valuation allowance	(126,241)	(109,055)
Net deferred tax assets	$1,170	$2,315
Deferred tax liabilities:
Capitalized software costs	$1,113	$2,217
Other	57	98
Net deferred tax liabilities	$1,170	$2,315

At December 31, 2006, net operating loss carryforwards (“NOLs”) for income tax purposes were $267,587, including approximately $1,300 and $30,000 related to the acquisitions of TherImmune and Oncormed, respectively. The Company also has research and development tax credit carryforwards of $10,156 as of December 31, 2006. The carryforwards, if not utilized, will expire in increments from 2008 through 2026. Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized. During the fourth quarter of 2006, the Company, with the assistance of an independent third party, performed an Internal Revenue Code Section 382 study on its NOLs, excluding NOLs assumed from acquisitions. Based on the study, the Company does not believe that there are presently any material limitations on the use of its NOLs. As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 10 - Commitments and contingencies

Operating Leases

The Company conducts all of its operations from leased facilities, under operating leases with varying terms expiring through 2011, in Gaithersburg, Maryland and Cambridge, Massachusetts. These leases obligate the Company to pay building operating costs and also contain renewal provisions which may extend their term.

Future minimum lease payments under all operating lease agreements for the years ending December 31 are as follows:

2007	$1,858
2008	1,633
2009	1,171
2010	1,200
2011	228
2012 and thereafter	285
$6,375

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $2,532, $3,398 and $3,089, respectively.

Contingencies

In connection with the sale of its Preclinical Division, the Company may recognize an additional gain or loss in future periods to reflect higher actual fees and expenses incurred, final adjustment to the sales price, or claims made against the escrow amount that are determined to be valid. In addition, under the stock purchase agreement, the Company agreed to indemnify the buyer in the event of a breach of its representations and warranties to, and agreements with, the buyer and retained certain liabilities relating to the activities of the business prior to the sale.

The Company had also guaranteed leases for two properties formerly leased to, and used by, the Company’s Preclinical Division. These leases were among the obligations transferred in connection with the sale of its Preclinical Division. The buyer had agreed, subject to landlord consent, to accept assignment from the Company and to assume such guarantees, terminating Company’s liability thereunder. If either landlord does not agree to such assignment and assumption, the buyer has agreed to indemnify the Company for claims against either of such guarantees that continue. At this time, the buyer has not completed its negotiations with either landlord.

Litigation

The Company is not currently a party to any legal proceedings that would have a material adverse effect on the Company’s financial condition or results of operations.

Note 11 - 401(k) retirement plan

During 1996, the Company established the Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan all employees 18 years of age or older are eligible, starting on the calendar quarter, to contribute up to 100% of their eligible compensation and in the case of employees age 50 or older make certain catch-up contributions, subject to maximum deferrals allowed under IRS regulations. Employee contributions are 100% vested. In 2004, the Company initiated a matching contribution in the amount of 25% of up to 3% of an employee’s eligible compensation. Beginning April 2006, the Company’s matching contributions increased to 50% of up to 6% of an employee’s eligible compensation. Employees hired before January 1, 2004 are fully vested in the Company matching contributions. Employees hired after December 31, 2003 vest ratably over three years. These matching contributions, which are expensed, amounted to $370, $125 and $111 in 2006, 2005 and 2004, respectively.

Note 12 - Segment information

For 2004, the Company managed its business as two business segments: Genomics Division and Preclinical Division. Beginning in 2005, the Company added a third business segment: Drug Repositioning Division. On December 15, 2006, the Company sold its Preclinical Division, which has now been classified as discontinued operations (see Note 3). The prior period’s segment information has been restated to conform to the current period presentation.

The following table presents revenue and operating income (loss) for the Genomics and Drug Repositioning segments, which comprise the Company’s continuing operations for the indicated periods. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded purchased research and development expenses, interest (income) expense, other (income) expense and write-downs. Operating income (loss) and could also exclude certain unusual or corporate-related costs in the future.

The following table sets forth information on reportable segments for the years ended December 31:

	2006	2005	2004
Genomics services
Revenue	$24,310	$56,602	$52,171
Operating income (loss)	(25,541)	5,631	(6,437)
Depreciation and amortization expense	9,544	10,073	12,978
Drug repositioning services
Revenue	$36	$588	$-
Operating income (loss)	(15,077)	(13,730)	(4,935)
Depreciation and amortization expense	1,024	715	303

A reconciliation of segment operating income (loss) to net loss from continuing operations before income tax expense for the years ended December 31 is as follows:

	2006	2005	2004
Segment operating income (loss)
Genomics services	$(25,541)	$5,631	$(6,437)
Drug repositioning services	(15,077)	(13,730)	(4,935)
Purchased research and development	-	-	8,817
	(40,618)	(8,099)	(20,189)
Interest (income), net	(2,694)	(2,625)	(1,395)
Other (income) expense	55	(813)	-
Write-down of other-than-temporary decline in the
value of marketable securities available-for-sale	-	719	-
Write-down of long-term equity investment	275	-	-
Loss before income tax expense	$(38,254)	$(5,380)	$(18,794)

For 2006, three customers each accounted for 10% or more of the Company’s revenue (Customer A-20%, Customer B-12% and Customer C-10%). For 2005, two customers each accounted for 10% or more of the Company’s revenue (Customer D-15% and Customer E-14%). During 2004, one customer accounted for 10% or more of the Company’s revenue (Customer A-15%). The following is a breakdown of the Company’s total revenue by geographic region as determined by the location of the customer identified in the Company’s agreement:

	North America	Pacific Rim	Europe
December 31, 2006	40%	39%	21%
December 31, 2005	34%	40%	26%
December 31, 2004	35%	46%	19%

Note 13 - Stock-based compensation

At December 31, 2006, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”).

Stock Plan

The Company has a Stock Plan, under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options to employees and certain employee directors of the Company and related corporations. The Stock Plan currently authorizes the grant of stock options for up to 10,600,000 shares of Common Stock. The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Committee at the date of grant, but not more than ten years from such grant date. The Stock Plan was amended upon approval of the Stockholders in June 2006, to allow the issuance of restricted stock awards and to make certain other changes.

No restricted stock awards were issued in 2006.

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

The following is a summary of option activity for the year ended December 31, 2006:

		Shares Subject to
		Outstanding Options
				Weighted
				Average
	Shares		Weighted	Remaining	Aggregate
	Available		Average	Contractual	Intrinsic
	For Grant	Shares	Exercise Price	Life (Years)	Value
Balance at January 1, 2006	2,338,093	5,515,504	$6.86
Options granted	(117,314)	117,314	$2.53
Options exercised	-	(48,438)	$3.20
Options cancelled	1,055,424	(1,055,424)	$6.43
Balance at December 31, 2006	3,276,203	4,528,956	$6.88
Vested and expected to vest at December 31, 2006		4,454,818	$6.94	4.5	$43

Options to purchase a total of 4,199,885, 4,287,254 and 3,829,996 shares at December 31, 2006, 2005 and 2004, respectively, were exercisable. The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.05, $1.40 and $1.67, respectively.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount is subject to change based on changes to the fair market value of the Company’s Common Stock. Total intrinsic value of options exercised for 2006 was not material. Total intrinsic value of options exercised for 2005 and 2004, respectively, was $101 and $416.

As of December 31, 2006, $286 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Cash received from option exercises for 2006, 2005 and 2004 was $155, $111 and $951, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2006	Life	Price	2006	Price
$0.15--$4.50	2,001,023	5.5 Years	$3.47	1,701,030	$3.53
$4.51--$6.00	917,118	4.0 Years	$5.17	888,252	$5.17
$6.01--$7.20	88,840	3.6 Years	$6.60	88,840	$6.60
$7.21--$62.88	1,521,975	3.8 Years	$12.42	1,521,763	$12.42
$0.15--$62.88	4,528,956	4.6 Years	$6.88	4,199,885	$7.16

Note 14 - Quarterly results of operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

	March 31	June 30	September 30 (1)	December 31
2006
Revenue	$8,768	$4,692	$3,704	$7,181
Income (Loss) from continuing operations	(7,905)	(9,682)	(14,844)	(5,826)
Income (Loss) from discontinued operations	(3,892)	(1,604)	(11,811)	854
Net loss	$(11,797)	$(11,286)	$(26,655)	$(4,972)
Basic and diluted net loss per share:
Income (Loss) from continuing operations	$(0.25)	$(0.30)	$(0.47)	$(0.18)
Income (Loss) from discontinued operations	(0.12)	(0.05)	(0.37)	0.02
Net loss	$(0.37)	$(0.35)	$(0.84)	$(0.16)

2005
Revenue	$13,306	$14,313	$11,821	$17,749
Income (Loss) from continuing operations	(2,197)	(926)	(3,269)	1,013
Income (Loss) from discontinued operations	(1,904)	(1,684)	(36,211)	(3,126)
Net loss	$(4,101)	$(2,610)	$(39,480)	$(2,113)
Basic and diluted net loss per share:
Income (Loss) from continuing operations	$(0.07)	$(0.03)	$(0.10)	$0.03
Income (Loss) from discontinued operations	(0.06)	(0.05)	(1.14)	(0.10)
Net loss	$(0.13)	$(0.08)	$(1.24)	$(0.07)

The quarterly data above differs from the amounts previously reported in the Company’s Quarterly Report on Form 10-Q filed for the respective quarter because of the classification of the Preclinical Division as discontinued operations, which occurred in the quarter ended September 30, 2006. In addition, certain costs previously allocated to the Preclinical Division have been re-allocated to continuing operations based on a final determination as to what specific costs were in fact eliminated as a result of the sale of the Preclinical Division. The table above presents quarterly information as if the Preclinical Division had been classified as a discontinued operation as of January 1, 2005.

(1) Includes $11,000 impairment charge for the Preclinical Division and $32,794 impairment charge associated with the impairment of goodwill for the Preclinical Division for the three months ended September 30, 2006 and 2005, respectively.

GENE LOGIC INC.

Schedule II - Valuation and Qualifying Accounts
December 31, 2006, 2005 and 2004
(in thousands)

INVENTORY RESERVE FOR TISSUE SAMPLES AND MICROARRAYS:

	Balance at
	Beginning	New	Reserves	Balance at
	of Year	Reserves	Used	End of Year
December 31, 2006	$1,654	$1,377	$(680)	$2,351
December 31, 2005	1,489	383	(218)	1,654
December 31, 2004	994	495	-	1,489

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

	Balance at
	Beginning	New	Accounts	Collected	Adjustment	Balance at
	of Year	Reserves	Written-Off	Amounts	to Reserves	End of Year
December 31, 2006	$255	$-	$-	$(210)	$-	$45
December 31, 2005	34	221	-	-	-	255
December 31, 2004	28	6	-	-	-	34

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

	Balance at
	Beginning	New	Reserves	Balance at
	of Year	Reserves	Used	End of Year
December 31, 2006	$109,055	$17,186	$-	$126,241
December 31, 2005	100,082	8,973	-	109,055
December 31, 2004	86,578	13,504	-	100,082