Form 10-Q
period 2007-03-31
GENE LOGIC INC
filed 2007-05-10
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 32,010,276 as of April 30, 2007.

GENE LOGIC INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
GENE LOGIC INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,405	$25,700
Marketable securities available-for-sale	15,681	24,410
Accounts receivable, net of allowance of $45 as of March 31, 2007 and
December 31, 2006	943	3,327
Unbilled services	764	589
Inventory, net	2,022	2,180
Prepaid expenses	1,446	1,260
Other current assets	2,681	3,551
Total current assets	50,942	61,017
Property and equipment, net	12,345	12,829
Long-term investments	2,964	2,964
Goodwill	2,677	2,677
Other intangibles, net	8,978	10,060
Other assets	665	726
Total assets	$78,571	$90,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,334	$3,703
Payable to Bridge Pharmaceuticals	666	1,727
Accrued compensation and employee benefits	3,803	2,883
Other accrued expenses	2,986	3,751
Accrued restructuring costs	1,342	1,941
Current portion of long-term debt	500	499
Deferred revenue	4,626	3,299
Total current liabilities	16,257	17,803
Deferred revenue	-	228
Long-term debt, net of current portion	66	78
Deferred rent	1,010	1,074
Total liabilities	17,333	19,183
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of March 31, 2007 and December 31, 2006	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 31,983,139 and 31,820,273 shares
issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	320	318
Additional paid-in-capital	386,762	386,530
Accumulated other comprehensive loss	(58)	(78)
Accumulated deficit	(325,786)	(315,680)
Total stockholders' equity	61,238	71,090
Total liabilities and stockholders' equity	$78,571	$90,273

See accompanying notes.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Genomics services	$3,269	$8,748
Drug repositioning services	-	20
Total revenue	3,269	8,768

Expenses:
Database production	5,298	7,795
Research and development	2,436	2,440
Selling, general and administrative	6,221	6,939
Total expenses	13,955	17,174
Loss from operations	(10,686)	(8,406)
Interest (income), net	(615)	(773)
Other (income) expense	35	(3)
Write-down of equity investment	-	275
Loss from continuing operations	(10,106)	(7,905)
Loss from discontinued operations	-	(3,892)
Net loss	$(10,106)	$(11,797)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.32)	$(0.25)
Loss from discontinued operations	-	(0.12)
Net loss	$(0.32)	$(0.37)
Shares used in computing basic and diluted
net loss per share	31,837	31,788

See accompanying notes.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(10,106)	$(7,905)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	2,435	2,784
Non-cash stock compensation expense	234	315
Write-down of equity investment	-	275
Changes in continuing operating assets and liabilities:
Accounts receivable and unbilled services	2,209	213
Inventory	158	(694)
Prepaids and other assets	746	(1,168)
Accounts payable	(1,367)	(510)
Accrued expenses and deferred rent	204	(2,804)
Accrued restructuring	(599)	-
Deferred revenue	1,099	(4,176)
Net cash flows from continuing operating activities	(4,987)	(13,670)
Loss from discontinued operations	-	(3,892)
Adjustments to reconcile net loss from discontinued operations to net cash flows from discontinued operating activities:
Impairment charges, depreciation and amortization and other non-cash items	-	1,275
Changes in operating assets and liabilities	-	517
Net cash flows from discontinued operating activities	-	(2,100)
Net cash flows from operating activities	(4,987)	(15,770)
Cash flows from investing activities:
Purchases of property and equipment	(499)	(1,602)
Purchases of licenses and patent costs	(138)	(228)
Software development costs	(106)	(275)
Database upgrade costs	(129)	(138)
Purchase of marketable securities available-for-sale	(5,888)	(10,068)
Proceeds from sale and maturity of marketable securities available-for-sale	14,638	12,690
Payment related to sale of Preclinical Division	(1,174)	-
Net investing activities of discontinued operations	-	(244)
Net cash flows from investing activities	6,704	135
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	-	128
Repayments of an equipment loan	(12)	(13)
Net financing activities of discontinued operations	-	(33)
Net cash flows from financing activities	(12)	82
Net increase (decrease) in cash and cash equivalents	1,705	(15,553)
Cash and cash equivalents, beginning of period	25,700	43,946
Cash and cash equivalents, end of period	$27,405	$28,393
Supplemental disclosure:
Interest paid	$2	$6

See accompanying notes.

GENE LOGIC INC.

Notes to Consolidated Condensed Financial Statements
March 31, 2007
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides pharmaceutical development services that allow the Company to uncover new development paths for drug candidates provided by its customers and for which development has been discontinued for reasons other than safety. In addition, the Company has developed and commercialized proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and other services that enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and understand mechanisms of action of specific compounds.

In 2005 and 2006, the Company’s services were organized into three business segments: genomics and toxicogenomics services (“Genomics Division”), preclinical contract research services (“Preclinical Division”) and drug repositioning services (“Drug Repositioning Division”). On December 15, 2006, the Company sold its Preclinical Division, which has now been classified as discontinued operations (see Note 3).

The Drug Repositioning Division is a pharmaceutical development division that identifies and develops new or expanded uses for small molecule therapeutics. The Company is building a therapeutic pipeline by applying its proprietary drug indication discovery platform to find new and expanded uses for drug candidates supplied by major pharmaceutical companies. The platform consists of genomics databases and bioinformatics software and biological screening technologies.

The Genomics Division licenses proprietary genomic and toxicogenomics databases and software tools and provides toxicogenomics services, microarray data generation and analysis services and other professional services. In 2006, in response to its customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts and a resulting decline in demand for database subscriptions, the Company reduced the staff and operational costs of its Genomics Division and began to refocus the efforts of that Division. The Genomics Division continues to license databases and provide related services to new and existing customers and is working to expand its microarray data generation and analysis capabilities and services.

Management also examined the business for new avenues to create value and concluded that its expertise in biomarker discovery and validation could be used as a potential new platform for molecular diagnostics development. As a result, the Company has engaged outside financial advisors to explore strategic alternatives for our Genomics business, including the potential for molecular diagnostics development.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated condensed balance sheet as of March 31, 2007, consolidated condensed statements of operations for the three months ended March 31, 2007 and 2006 and the consolidated condensed statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All material intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s sale of its Preclinical Division on December 15, 2006 and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the results of operations of the Preclinical Division as discontinued operations.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

	March 31,	December 31,
	2007	2006
Microarrays	$1,642	$2,233
Laboratory reagents	405	510
Tissue samples	1,804	1,788
	3,851	4,531
Less:
Microarray reserves	(118)	(647)
Tissue sample reserves	(1,711)	(1,704)
Inventory, net	$2,022	$2,180

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards (‘SFAS’) No. 130, “Reporting Comprehensive Income”. Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners. Total comprehensive loss was $10,086 and $11,870 for the three months ended March 31, 2007 and 2006, respectively.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a minimum recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, the benefit would not be recorded in the financial statements. The Company adopted FIN 48 on January 1, 2007; the adoption did not have a material effect on the Company.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The total amount of interest and penalties recognized in the Consolidated Condensed Statement of Operations for the three months ended March 31, 2007 and the Consolidated Condensed Balance Sheet at March 31, 2007 is not material. The Company and its subsidiaries file consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions. The Company is subject to tax examinations in its major tax jurisdictions for all years since inception.

Note 2 — Stock-based compensation

At March 31, 2007, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”), 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and Employee Stock Purchase Plan (the “ESPP”). The ESPP was suspended effective February 1, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” using the modified prospective transition method and therefore did not restate results for prior periods. For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of $234 and $315, respectively. The impact on basic and diluted net loss per share for the three months ended March 31, 2007 and 2006 was $0.01.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	58%	52%
Risk-free interest rate	4.47%	4.49%
Expected lives	3 years	3 years
Dividend rate	0%	0%

The following is a summary of option activity for the three months ended March 31, 2007:

		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2007	4,528,956	$6.88
Options granted	1,196,770	$2.05
Options exercised	-	$-
Options cancelled	(501,172)	$6.20
Outstanding at March 31, 2007	5,224,554	$5.84	$309

Exercisable at March 31, 2007	3,785,154	$7.19	$75

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

During the three months ended March 31, 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance-based vesting conditions which, if not met, would result in forfeiture of the shares.

The following is a summary of restricted stock awards activity for the three months ended March 31, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2007	-	$-
Restricted stock granted	162,866	$1.91
Restricted stock vested	(40,000)	$1.91
Restricted stock forfeited	-	$-
Outstanding at March 31, 2007	122,866	$1.91

Performance-based nonvested share awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest. As of March 31, 2007, the remaining 122,866 outstanding shares of restricted stock will only vest if certain performance milestones are achieved. At March 31, 2007, the Company believes that the achievement of the performance milestones is probable.

As of March 31, 2007, $1,012 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years. This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 3 — Discontinued Operations

As previously discussed in Note 1, in 2006 the Company changed its strategic focus and sold its Preclinical Divison for a sales price of $15,000, consisting of (A) $13,500 paid at closing less transaction costs of $1,383 and (B) $1,500 held in escrow for 12 months to satisfy potential indemnification obligations under the agreement. The sales price remains subject to final adjustment to reflect certain changes in working capital and the assumption of certain liabilities associated with the business. In addition, the Company’s guarantee of two leases continue in effect pending their assumption by the buyer and the Company provides certain transition services under an agreement with the buyer. If either of the guarantees cannot be assumed by the buyer, then the buyer is obligated to indemnify the Company with respect to such guarantee.

As a result of the Company’s sale of its Preclinical Division on December 15, 2006, the operations of the Preclinical Division have been classified as discontinued operations. Summarized operating results from the discontinued operations included in the Company’s Consolidated Condensed Statements of Operations for the three months ended March 31, 2006 are as follows:

Three Months Ended
March 31,
2006

Revenue from discontinued operations	$4,034
Loss from discontinued operations	$(3,892)

Note 4 — Restructuring Expenses

During 2006, the Company initiated a restructuring of its Genomics Division, which it expects to substantially complete by December 31, 2007. The Genomics Division restructuring included the termination of 70 employees, the acceleration of future costs for certain laboratory and office facilities that were no longer needed and the impairment of certain intangible assets which were determined would no longer be utilized by the Genomics Division. The major components of the Genomics Division restructuring liability as of March 31, 2007 and activity since January 1, 2007 are comprised of:

	Accrual Balance as of December 31, 2006	2007 Charges Utilized	Accrual Balance as of March 31, 2007
Severance and related benefits	$122	$(87)	$35
Lease obligations	1,819	(512)	1,307
Total	$1,941	$(599)	$1,342

Note 5 — Segment information

In 2005 and 2006, the Company managed its business as three business segments: Genomics Division, Preclinical Division and Drug Repositioning Division. On December 15, 2006, the Company sold its Preclinical Division, which has been classified as discontinued operations (see Note 3).

The following table presents revenue and operating loss for the Genomics and Drug Repositioning segments, which comprise the Company’s continuing operations for the indicated periods. Management uses these measures to evaluate segment performance. To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis. Management has excluded interest (income) expense, other (income) expense and write-downs. Operating income (loss) could also exclude certain unusual or corporate-related costs in the future.

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended
	March 31,
	2007	2006
Genomics Services
Revenue	$3,269	$8,748
Operating loss	(6,092)	(4,530)
Depreciation and amortization expense	2,178	2,503
Drug Repositioning Services
Revenue	$-	$20
Operating loss	(4,594)	(3,876)
Depreciation and amortization expense	257	281

A reconciliation of segment operating loss to loss from continuing operations for the indicated periods is as follows:

	Three Months Ended
	March 31,
	2007	2006
Segment Operating Loss
Genomics services	$(6,092)	$(4,530)
Drug repositioning services	(4,594)	(3,876)
	(10,686)	(8,406)
Interest (income), net	(615)	(773)
Other (income) expense	35	(3)
Write-down of equity investment	-	275
Loss from continuing operations	$(10,106)	$(7,905)

During the three months ended March 31, 2007, three customers each accounted for 10% or more of the Company’s revenue (Customer A-22%, Customer B-20% and Customer C-13%). During the three months ended March 31, 2006, two customers each accounted for 10% or more of the Company’s revenue (Customer D-27% and Customer E-12%). The following table sets forth information on the composition of the Company’s total revenue from continuing operations by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
March 31, 2007	36%	31%	33%
March 31, 2006	62%	16%	22%

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Gene Logic Inc. (“Gene Logic”) that are based on current expectations, estimates, forecasts and projections about the industries in which Gene Logic operates and the beliefs and assumptions of the management of Gene Logic. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under the section entitled “Risk Factors” and in our subsequent filings with the Securities and Exchange Commission. Gene Logic undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Gene Logic,” “Gene Logic Laboratories Inc.,” “Gene Logic Ltd.,” “Gene Logic K.K.,” the “Company,” “we,” “us,” and “our” refer to Gene Logic Inc. and its wholly owned subsidiaries. Gene Logic®, BioExpress® and ToxExpress® are registered trademarks of Gene Logic. Drug Repositioning and Selection™ is a trademark of Gene Logic.

Overview

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

•
Genomics Division: Since 1996, we have been primarily devoted to developing and commercializing proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and other services. The Genomics services we provide enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and action of specific compounds.

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

In 2005 and 2006, we entered into drug development partnerships with Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Company and NV Organon. In May 2007, we entered into a new drug development partnership with Abbott Laboratories. In 2006, we began evaluating more than 40 drug candidates for our drug development partners. We have been able to develop alternative indication hypotheses for 25%-33% of these candidates for which evaluation is complete. Some of the candidates for which we have found new indications have or will progress to in vivo efficacy models to evaluate and support their suitability for re-entering clinical trials for the proposed new indications. We expect that some portion of the drug candidates will have successful outcomes in the in vivo tests and re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry. We do not expect any of these drug candidates to re-enter clinical trials until after 2007.

In 2006, in response to our customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts and a resulting decline in demand for database subscriptions, we reduced the staff and operational costs of our Genomics Division and began to refocus the efforts of that Division. The Genomics Division continues to license databases and provide related services to new and existing customers and is working to expand its microarray data generation and analysis capabilities and services. Management also examined the business for new avenues to create value and concluded that its expertise in biomarker discovery and validation could be used as a potential new platform for molecular diagnostics development. As a result, we have engaged outside financial advisors to explore strategic alternatives for our Genomics business, including the potential for molecular diagnostics development.

Also in 2006, we announced the closing of the sale of Gene Logic Laboratories Inc. to Bridge Pharmaceuticals, Inc. (“Bridge”) for a sales price of $15.0 million, consisting of (A) $13.5 million paid at closing less transaction costs of $1.4 million and (B) $1.5 million held in escrow for 12 months to satisfy potential indemnification obligations under the agreement. The purchase price remains subject to adjustment for certain changes in working capital and the assumption of certain liabilities associated with the business. In addition, we provide certain transition services under an agreement with Bridge and our guarantees of two leases continue in effect pending their assignment to and assumption by Bridge. If the guarantees are not assumed by Bridge, then Bridge will indemnify us with respect to such guarantees.

Currently, our revenue comes from our Genomics Division. Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases in the form of multi-year subscriptions and annual subscriptions to our smaller databases or a subset of our larger databases. We have also granted perpetual licenses to our data and/or software tools. We also generate revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services. Fees are payable ratably over the life of the agreement for multi-year agreements, ratably or up-front for shorter-term agreements and, in the case of perpetual licenses, upon delivery of the data or software. Generally, our Genomics Division contracts may be terminated in the event of breach by either party not cured within any applicable cure period. In the past, we have invested in new database content, upgraded our databases and developed new versions of our software tools. Future investments will be limited as we continue the transformation of Gene Logic into a biopharmaceutical company.

We have developed partnerships with five pharmaceutical partners: Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Company, NV Organon and Abbott Laboratories. Our agreement with NV Organon involves co-ownership and co-development of repositioned drug candidates, and it therefore differs substantially from our other agreements. Our other drug repositioning and development agreements vary somewhat as to specific terms, but generally conform to the following:

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

•
As to drug candidates for which we have identified new uses and that our partners take back into development, we are entitled to receive success-based payments when certain milestones are achieved. The totals range from $60-100+ million per compound and in most cases include the following individual milestones:

o	Notice of re-initiation of development,
o	Filing of an Investigational New Drug (“IND”) with the FDA,
o	Establishment of proof of concept in a Phase II clinical trial,
o	Commencement of a Phase III clinical trial, and
o	Receipt of market approval in the United States, in Europe, or in Japan; and
•
As to drug candidates returned by our partners to commercial development, we are entitled to receive royalty payments, as a percentage of sales, that range from single- to low double-digits and are generally tiered according to sales volume.

In most cases, if our partner decides not to take the drug candidate back into development, we have development rights that would entitle our partner to receive milestone payments and royalties on sales. We may choose to license such candidates to a third party for development, or we may invest in further development to increase a particular candidate’s value prior to outlicensing. We have acquired certain rights from Millennium to a drug candidate for which we have identified potential new indications.

We have incurred net losses in each year since our inception, including losses of $54.7 million in 2006, $48.3 million in 2005 and $28.5 million in 2004. At March 31, 2007, we had an accumulated deficit of $325.8 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional losses in the future.

Results of Continuing Operations

Three Months Ended March 31, 2007 and 2006

Revenue. We primarily derive our revenue from our Genomics Division services. To date, we have recorded no meaningful revenue from our Drug Repositioning Division. Revenue decreased $5.5 million, or 63%, to $3.3 million for the three months ended March 31, 2007 from $8.8 million for the same period in 2006. The 2007 decrease in revenue resulted from declining subscription revenue, the absence of anticipated sales of perpetual licenses to database products and slower than anticipated sales growth for microarray data generation and analysis services. These changes were caused primarily by our customers’ having shifted their emphasis from research on early stage drug development, for which many of our Genomics Division services are targeted, into later-stage development and validation efforts. The 2007 results reflect the absence of $3.8 million in subscription fees from expired agreements and $1.9 million less for perpetual license fees. During three months ended March 31, 2007, three customers each accounted for greater than 10% of our total revenue. During the three months ended March 31, 2006, two customers accounted for greater than 10% of our total revenue.

Revenue for our Genomics Services for the first quarter of 2007 does not include $1.9 million in revenue, which was deferred to a future period, associated with a single contract accounted for as a multiple-element arrangement, with respect to which nearly all services were performed and delivered in the first quarter of 2007. We expect to record such revenue later in 2007 as the remaining services are performed and delivered. We anticipate entering into additional multiple-element agreements in the future, as we expand our portfolio of service offerings and reduce our reliance on subscription agreements, which may result in uneven revenue due to the nature of revenue recognition associated with multiple-element arrangements.

Our remaining long-term subscriptions are due to expire by their terms in 2008. For 2007, we expect to derive increasing amounts of revenue from our other services and reduce our reliance on revenue from subscription agreements.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content for the BioExpress and ToxExpress System databases, decreased to $5.3 million for the three months ended March 31, 2007 from $7.8 million for the same period in 2006. The decrease reflects the favorable impact of the restructuring of the Genomics Division and lower amounts spent on adding new Genomics database content. For 2007, we expect database production expenses to decrease due to lower employee and facility costs as a result of the Genomics Division restructuring.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and ongoing development of our drug indication discovery platform, remained flat at $2.4 million for the three months ended March 31, 2007 and 2006. For 2007, we expect research and development expenses to increase modestly, as we continue to evaluate drug candidates supplied by our drug discovery partners and further develop our indication discovery platform. In addition, we will incur additional expenses if we decide to pursue further development of a drug candidate for which we acquired certain rights from Millennium in 2006.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $6.2 million for three months ended March 31, 2007 from $6.9 million for the same period in 2006. The decrease is largely due to a reduction of $1.2 million in employee costs for Genomics Division and Corporate staff and fees received of $0.4 million for the reimbursement of costs associated with providing Bridge certain transition services, partially offset by $0.9 million in executive severance and retention benefits. For 2007, we expect selling, general and administrative expenses to remain at the same level as in 2006.

Net Interest Income. Net interest income decreased to $0.6 million for the three months ended March 31, 2007 from $0.8 million for 2006, due to a decrease in the balance of our cash and cash equivalents and marketable securities available-for-sale, offset by increases in our rates of return on investments.

Write-down of Equity Investment. In connection with our investment in Xceed Molecular (“Xceed”, formerly MetriGenix Corporation), we recorded a $0.3 million write-down of a warrant which was terminated during the three months ended March 31, 2006. At March 31, 2007, the remaining book value of our investment in Xceed was $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

From inception through March 31, 2007, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers. As of March 31, 2007, we had approximately $43.1 million in cash, cash equivalents and marketable securities available-for-sale, compared to $50.1 million as of December 31, 2006.

Net cash from operating activities from continuing operations was negative $5.0 million for the three months ended March 31, 2007 compared to negative $13.7 million for the same period in 2006, primarily due to the timing of customer payments (including prepayments) for our services in 2005 and payments under our compensation and retention plans in 2006. We presently anticipate that our use of cash for the second quarter of 2007 will be similar to our use of cash for the first quarter of 2007; however, we expect our use of cash in the second half of 2007 will be lower than for the first half of 2007.

During the three months ended March 31, 2007 and 2006, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and a payment related to the sale of our Preclinical Division. Capital expenditures for the three months ended March 31, 2007 and 2006 were $0.5 million and $1.6 million, respectively. The decrease in capital expenditures was primarily due to 2006 equipment purchases to expand our microarray data generation and analysis capacity and capabilities.  For the remainder of 2007, we expect the level of capital expenditures to not be significant.

On December 15, 2006, we announced the closing of the sale of our Preclinical Division to Bridge for a sales price of $15.0 million, consisting of (A) $13.5 million paid at closing less transaction costs of $1.4 million and (B) $1.5 million held in escrow for 12 months to satisfy potential indemnification obligations under the agreement. For the three months ended March 31, 2007, we paid Bridge $1.2 million related to the sale of our Preclinical Division. For the remainder of 2007, we expect to pay Bridge $0.7 million related to the sale of our Preclinical Division.

Specific future financial commitments from continuing operations as of March 31, 2007 are set forth in the following table:

		Within
	Total	9 Months	2008 & 2009	2010 & 2011	Beyond 2011
Long-term debt	572	491	54	27	-
Operating leases	5,911	1,394	2,804	1,428	285
Total	$6,483	$1,885	$2,858	$1,455	$285

We believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated payments from customers will be sufficient to support our operations for the foreseeable future. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our subsequent filings with the Securities and Exchange Commission.

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

Genomics Services Revenue. The majority of Genomics services revenue consists of fees earned under subscription agreements for all or parts of our gene expression databases, the BioExpress System and ToxExpress System, which are typically for a specific multi-year term for the larger databases and annual terms for smaller parts of the databases. We have also granted to some customers perpetual licenses to certain data from our BioExpress and ToxExpress System databases and software tools. In addition, we derive a smaller but growing percentage of revenue from providing other services, including various toxicogenomics reports, microarray data generation and analysis and other professional services. Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the database. Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term. If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination. If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement. Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered. Revenue from perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are performed. Revenue from other services is recognized when the services are performed. Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

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

GOODWILL AND OTHER INTANGIBLE ASSETS IMPAIRMENT

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

As part of our annual testing of goodwill in 2006, we determined that no impairment existed in the carrying value of goodwill of our Genomics Division. However, due to the restructuring of our Genomics Division we recorded impairment charges of $1.3 million in the third quarter of 2006 for certain intangible assets which we determined would no longer be utilized by our Genomics Division.

Our assessment of the fair value of our divisions is dependent on subjective estimates we make of inherently uncertain future net cash flows, including estimates of terminal values. Accordingly, our estimates for future periods of net cash flows and the potential terminal value of our Genomics Division may change as market conditions and circumstances dictate. Future impairment tests of goodwill for our Genomics Division and other intangibles may result in additional impairment charges based on these changing estimates.

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

EQUITY INVESTMENTS

We hold an equity investment in one company (Xceed Molecular, formerly MetriGenix Corporation) with a remaining book value of $3.0 million as of March 31, 2007. We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, for which the FASB previously concluded in such accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which we intend to adopt on January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial position, results of operations and cash flows, but do not believe the effect will be material.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a minimum recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position. If a tax position does not meet the more-likely-than-not initial recognition threshold, the benefit would not be recorded in the financial statements. We adopted FIN 48 on January 1, 2007; the adoption did not have a material effect on us.

We recognize interest and penalties related to income tax matters in income tax expense. The total amounts of interest and penalties recognized in the Consolidated Condensed Statement of Operations for the three months ended March 31, 2007 and the Consolidated Condensed Balance Sheet at March 31, 2007 is not material. We and our subsidiaries file consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions. We are subject to tax examinations in our major tax jurisdictions for all years since inception.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates. At March 31, 2007, we had cash and cash equivalents of $27.4 million and marketable securities available-for-sale of an additional $15.7 million. We invest our excess cash primarily in money market funds, obligations of the United States Government and its agencies and marketable debt securities of companies with strong credit ratings. These instruments have maturities of twenty-four months or less when purchased. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Based on our cash and cash equivalents and marketable securities available-for-sale balances at March 31, 2007, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss from continuing operations of approximately $0.1 million for the three months ended March 31, 2007. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen. Such changes could result in foreign currency exchange gains or losses. As a policy, we convert our customer payments made in Japanese Yen to United States dollars upon receipt of such payment. Revenue derived from the Pacific Rim as a percentage of total revenue was 33% for the three months ended March 31, 2007 and was primarily derived from our customers in Japan. Exchange rate fluctuations between the United States Dollar and Japan Yen could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated condensed financial statements. A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of less than $0.1 million for the three months ended March 31, 2007. There can be no assurance that losses related to this currency risk will not occur.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2007, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”). Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the first quarter of 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.50c	Biotech Access Agreement, effective January 1, 2007, between Registrant and Affymetrix, Inc.
10.50d	Service Provider Agreement, effective January 1, 2007, between Registrant and Affymetrix, Inc.
*10.58a	Second Amendment to Executive Employment Agreement, dated as of February 23, 2007, between Registrant and Philip L. Rohrer, Jr.
10.80a
Guarantee, dated April 1, 2003, of lease agreement for premises at 610 Professional Drive, Gaithersburg, MD 20879, between TherImmune Research Corporation (Tenant) and Oxbridge Development at Crown Pointe, L.C. (Landlord).

10.81b
Guarantee, dated April 1, 2003, of lease agreement for premises at 620 Professional Drive, Gaithersburg, MD 20879, between TherImmune Research Corporation (Tenant) and Oxbridge Development at Crown Pointe, L.C. (Landlord).

*10.88a	Second Amendment to Employment Agreement, dated as of February 23, 2007, between Registrant and V. W. Brinkerhoff, III.
*10.92a	2007 Gene Logic Incentive Compensation Plan.
*10.93b	Amendment to Employment Agreement, dated December 6, 2006, between Registrant and Larry Tiffany.
*10.93c	Executive Employment Agreement, dated February 1, 2007, between Registrant and Larry Tiffany.
*10.96	Form of Restricted Stock Agreement under the Stock Plan.
31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________
*  Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	May 10, 2007	By:	/s/ Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)