Form 10-Q
period 2007-06-30
GENE LOGIC INC
filed 2007-08-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  NO

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 32,134,014 as of July 31, 2007.

GENE LOGIC INC.

2.

PART I            FINANCIAL INFORMATION

Item 1.    Financial Statements
GENE LOGIC INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,848	$25,700
Marketable securities available-for-sale	15,834	24,410
Accounts receivable, net of allowance of $49 and $45 as of June 30, 2007 and
December 31, 2006, respectively	566	3,327
Unbilled services	712	589
Inventory, net	1,968	2,180
Prepaid expenses	1,513	1,260
Other current assets	2,591	3,551
Total current assets	44,032	61,017
Property and equipment, net	11,390	12,829
Long-term investments	2,964	2,964
Goodwill	2,677	2,677
Other intangibles, net	7,804	10,060
Other assets	657	726
Total assets	$69,524	$90,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,233	$3,703
Payable to Bridge Pharmaceuticals	752	1,727
Accrued compensation and employee benefits	4,105	2,883
Other accrued expenses	2,658	3,751
Accrued restructuring costs	818	1,941
Current portion of long-term debt	500	499
Deferred revenue	3,971	3,299
Total current liabilities	15,037	17,803
Deferred revenue	-	228
Long-term debt, net of current portion	52	78
Deferred rent	946	1,074
Total liabilities	16,035	19,183
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of June 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 31,974,805 and 31,820,273 shares
issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	320	318
Additional paid-in-capital	386,873	386,530
Accumulated other comprehensive loss	(45)	(78)
Accumulated deficit	(333,659)	(315,680)
Total stockholders' equity	53,489	71,090
Total liabilities and stockholders' equity	$69,524	$90,273

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Genomics services	$5,403	$4,683	$8,672	$13,431
Drug repositioning services	38	9	38	29
Total revenue	5,441	4,692	8,710	13,460

Expenses:
Database production	5,401	7,629	10,699	15,424
Research and development	2,674	2,541	5,110	4,981
Selling, general and administrative	5,778	4,856	11,999	11,795
Total expenses	13,853	15,026	27,808	32,200
Loss from operations	(8,412)	(10,334)	(19,098)	(18,740)
Interest (income), net	(517)	(755)	(1,132)	(1,528)
Other (income) expense	(22)	103	13	100
Write-down of equity investment	-	-	-	275
Loss from continuing operations	(7,873)	(9,682)	(17,979)	(17,587)
Loss from discontinued operations	-	(1,604)	-	(5,496)
Net loss	$(7,873)	$(11,286)	$(17,979)	$(23,083)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.25)	$(0.30)	$(0.56)	$(0.56)
Loss from discontinued operations	-	(0.05)	-	(0.17)
Net loss	$(0.25)	$(0.35)	$(0.56)	$(0.73)

Shares used in computing basic and diluted
net loss per share	31,865	31,809	31,851	31,798

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(17,979)	$(17,587)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	4,787	5,580
Non-cash stock compensation expense	338	433
Other impairments	143	675
Write-down of equity investment	-	275
Changes in continuing operating assets and liabilities:
Accounts receivable and unbilled services	2,638	3,799
Inventory	212	(389)
Prepaids and other assets	776	(434)
Accounts payable	(1,470)	(2,665)
Accrued expenses and deferred rent	198	(3,385)
Accrued restructuring	(1,123)	-
Deferred revenue	444	(4,232)
Net cash flows from continuing operating activities	(11,036)	(17,930)
Loss from discontinued operations	-	(5,496)
Adjustments to reconcile loss from discontinued operations to net cash flows from discontinued operating activities:
Impairment charges, depreciation and amortization and other non-cash items	-	2,213
Changes in discontinued operating assets and liabilities	-	2,540
Net cash flows from discontinued operating activities	-	(743)
Net cash flows from operating activities	(11,036)	(18,673)
Cash flows from investing activities:
Purchases of property and equipment	(541)	(1,668)
Purchases of licenses and patent costs	(339)	(425)
Software development costs	(194)	(628)
Database upgrade costs	(162)	(887)
Purchase of marketable securities available-for-sale	(8,343)	(19,275)
Proceeds from sale and maturity of marketable securities available-for-sale	16,953	22,715
Payment related to sale of Preclinical Division	(1,174)	-
Net investing activities of discontinued operations	-	(334)
Net cash flows from investing activities	6,200	(502)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	8	145
Repayments of an equipment loan	(24)	(23)
Net financing activities of discontinued operations	-	(69)
Net cash flows from financing activities	(16)	53
Net (decrease) in cash and cash equivalents	(4,852)	(19,122)
Cash and cash equivalents, beginning of period	25,700	43,946
Cash and cash equivalents, end of period	$20,848	$24,824
Supplemental disclosure:
Interest paid	$3	$12

See accompanying notes.

5.

 GENE LOGIC INC.

Notes to Consolidated Condensed Financial Statements
June 30, 2007
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), provides pharmaceutical development services that allow the Company to uncover new development paths for drug candidates provided by its customers and for which development has been discontinued for reasons other than safety.  In addition, the Company has developed and commercialized proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and data generation and analysis and other related services that enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and understand mechanisms of action of specific compounds.

In 2006, the Company’s services were organized into three business segments: genomics and toxicogenomics services (“Genomics Division”), preclinical contract research services (“Preclinical Division”) and drug repositioning services (“Drug Repositioning Division”).  On December 15, 2006, the Company sold its Preclinical Division, which has now been classified as discontinued operations (see Note 3).

The Drug Repositioning Division is a pharmaceutical development division that identifies and develops new or expanded uses for small molecule therapeutics.  The Company is building a therapeutic pipeline by applying its proprietary drug indication discovery platform to find new and expanded uses for drug candidates supplied by major pharmaceutical companies.  The platform consists of biological screening technologies, genomics databases and bioinformatics software.

The Genomics Division licenses proprietary genomic and toxicogenomics databases and software tools and provides toxicogenomics services, microarray data generation and analysis services and other related services.  In 2006, in response to its customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts and a resulting decline in demand for database subscriptions, the Company reduced the staff and operational costs of its Genomics Division and began to refocus the efforts of that Division.  The Genomics Division continues to license databases and provide related services to new and existing customers and is working to expand its microarray data generation and analysis capabilities and services.

Following consideration of various strategic alternatives for its Genomics Division, the Company is concentrating its efforts on investigating the possibility of a sale of all or parts of its Genomics business.  Such a transaction is likely to require shareholder approval.  The Company is being assisted in this process by an investment bank, Aquilo Partners.  The Company has reduced expenses of its Genomics Division while continuing to serve new and existing Genomics customers.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The consolidated condensed balance sheet as of June 30, 2007, consolidated condensed statements of operations for the three and six months ended June 30, 2007 and 2006 and the consolidated condensed statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s sale of its Preclinical Division on December 15, 2006 and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for 2006 the Company has classified the results of operations of the Preclinical Division as discontinued operations.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

6.

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

	June 30,	December 31,
	2007	2006
Microarrays	$1,626	$2,233
Laboratory reagents	303	510
Tissue samples	1,754	1,788
	3,683	4,531
Less:
Microarray reserves	-	(647)
Tissue sample reserves	(1,715)	(1,704)
Inventory, net	$1,968	$2,180

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards (‘SFAS’) No. 130, “Reporting Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $7,860 and $11,314 for the three months ended June 30, 2007 and 2006, respectively, and $17,946 and $23,184 for the six months ended June 30, 2007 and 2006, respectively.

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

If applicable, the Company would recognize interest and penalties related to income tax matters in income tax expense.  No interest and penalties were recognized in the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007 and the Consolidated Condensed Balance Sheet at June 30, 2007.  The Company and its subsidiaries file consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions.  The Company is subject to tax examinations in its major tax jurisdictions for all years since inception.

7.

Note 2 — Stock-based compensation

At June 30, 2007, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).  The termination of the Employee Stock Purchase Plan was approved by the Company’s Board of Directors in June 2007.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” using the modified prospective transition method and therefore did not restate results for prior periods.  For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $104 and $338, respectively.  The impact on basic and diluted net loss per share for the three and six months ended June 30, 2007 was $0.00 and $0.01, respectively.  For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $235 and $550, respectively.  The impact on basic and diluted net loss per share for the three and six months ended June 30, 2006 was $0.01 and $0.02, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average fair value of grants	$0.82	$1.04	$0.78	$1.11
Expected volatility	59%	57%	58%	55%
Risk-free interest rate	4.51%	5.11%	4.47% to 4.51%	4.49% to 5.11%
Expected lives	3 years	3 years	3 years	3 years
Dividend rate	0%	0%	0%	0%

The following is a summary of option activity for the six months ended June 30, 2007:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2007	4,528,956	$6.88
Options granted	1,368,200	$2.06
Options exercised	(25,000)	$0.30
Options cancelled	(745,688)	$5.24
Outstanding at June 30, 2007	5,126,468	$5.86	$10

Exercisable at June 30, 2007	3,808,197	$7.14	$10

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

During the six months ended June 30, 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

8.

The following is a summary of restricted stock awards activity for the six months ended June 30, 2007:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2007	-	$-
Restricted stock granted	190,003	$1.96
Restricted stock vested	(40,000)	$1.91
Restricted stock forfeited	(60,471)	$1.91
Outstanding at June 30, 2007	89,532	$2.02

Performance-based nonvested share awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  As of June 30, 2007, the remaining 89,532 outstanding shares of restricted stock will only vest if certain performance milestones are achieved.  At June 30, 2007, the Company believes that the achievement of the performance milestones is probable.

As of June 30, 2007, $765 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 3 — Discontinued Operations

As previously discussed in Note 1, in 2006 the Company changed its strategic focus and sold its Preclinical Divison for a sales price of $15,000 (before transaction costs), consisting of (A) $13,500 paid at closing less transaction costs of $1,383 and (B) $1,500 held in escrow for 12 months to satisfy potential indemnification obligations under the agreement.  In addition, the Company’s guarantee of two leases continue in effect pending their assignment to and assumption by the buyer.  If the guarantees are not assumed by the buyer, then the buyer will indemnify the Company with respect to such guarantees.

As a result of the Company’s sale of its Preclinical Division on December 15, 2006, the operations of the Preclinical Division have been classified as discontinued operations. Summarized operating results from the discontinued operations included in the Company’s Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2006 are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

Revenue from discontinued operations	$6,600	$10,634
Loss from discontinued operations	$(1,604)	$(5,496)

Note 4 — Restructuring Expenses

During 2006, the Company initiated a restructuring of its Genomics Division, which it expects to substantially complete by December 31, 2007.  The Genomics Division restructuring included the termination of 70 employees, the acceleration of future costs for certain laboratory and office facilities that were no longer needed and the impairment of certain intangible assets which were determined would no longer be utilized by the Genomics Division.  The major components of the Genomics Division restructuring liability as of June 30, 2007 and activity since January 1, 2007 are comprised of:

	Accrual Balance as of December 31, 2006	2007 Charges Utilized	Accrual Balance as of June 30, 2007
Severance and related benefits	$122	$(98)	$24
Lease obligations	1,819	(1,025)	794
Total	$1,941	$(1,123)	$818

9.

Note 5 — Segment information

In 2006, the Company managed its business as three business segments: Genomics Division, Preclinical Division and Drug Repositioning Division.  On December 15, 2006, the Company sold its Preclinical Division, which for 2006 has been classified as discontinued operations (see Note 3).

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

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Genomics Services
Revenue	$5,403	$4,683	$8,672	$13,431
Operating loss	(3,841)	(6,680)	(9,933)	(11,210)
Depreciation and amortization expense	2,064	2,526	4,242	5,029
Drug Repositioning Services
Revenue	$38	$9	$38	$29
Operating loss	(4,571)	(3,654)	(9,165)	(7,530)
Depreciation and amortization expense	288	270	545	551

A reconciliation of segment operating loss to loss from continuing operations for the indicated periods is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment Operating Loss
Genomics services	$(3,841)	$(6,680)	$(9,933)	$(11,210)
Drug repositioning services	(4,571)	(3,654)	(9,165)	(7,530)
	(8,412)	(10,334)	(19,098)	(18,740)
Interest (income), net	(517)	(755)	(1,132)	(1,528)
Other (income) expense	(22)	103	13	100
Write-down of equity investment	-	-	-	275

Loss from continuing operations	$(7,873)	$(9,682)	$(17,979)	$(17,587)

During the three months ended June 30, 2007, three customers each accounted for 10% or more of the Company’s revenue (Customer A-41%, Customer B-13% and Customer C-12%).  During the six months ended June 30, 2007, three customers each accounted for 10% or more of the Company’s revenue (Customer A-26%, Customer B-16% and Customer C-15%).  During the three months ended June 30, 2006, four customers each accounted for 10% or more of the Company’s revenue (Customer D-16%, Customer B-16%, Customer C-13% and Customer E-11%).  During the six months ended June 30, 2006, three customers each accounted for 10% or more of the Company’s revenue (Customer F-18%, Customer D-11% and Customer B-11%).

10.

The following table sets forth information on the composition of the Company’s total revenue from continuing operations by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
June 30, 2007	75%	13%	12%
June 30, 2006	36%	34%	30%

For the six months ended:
June 30, 2007	60%	20%	20%
June 30, 2006	53%	22%	25%

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

Overview

We currently conduct our operations through two business segments:

•
Drug Repositioning Division: Our partners provide us with drug candidates that have already been assessed as safe in human clinical trials, and whose development for their original indications has been discontinued.  We apply, at our own expense, our drug indication discovery platform to identify new uses for these clinical-stage drug candidates.  This platform consists of biological screening technologies acquired from Millennium Pharmaceuticals, Inc. (“Millennium”), which we have since further developed, and genomics databases and bioinformatics software developed by Gene Logic over the past 10 years.  Our drug development partnerships are generally structured to provide us with milestone payments for drug candidates that our partners return to clinical development for indications that we have identified, and long-term value in the form of royalties or other co-ownership positions.

•
Genomics Division: Since 1996, we have been primarily devoted to developing and commercializing proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and data generation and analysis and other related services.  The Genomics services we provide enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and action of specific compounds.

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

In 2005 and 2006, we entered into drug development partnerships with Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Company and NV Organon.  In 2007, we entered into new drug development partnerships with Abbott Laboratories and H. Lundbeck A/S.  To date, we have evaluated more than 70 drug candidates for our drug development partners.  We have been able to develop alternative indication hypotheses for 25%-33% of these candidates for which evaluation is complete.  Some of the candidates for which we have found new indications have progressed or will progress to in vivo efficacy models to evaluate and support their suitability for re-entering clinical trials for the proposed new indications.  We expect that some portion of the drug candidates will have successful outcomes in the in vivo tests and re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry.  We do not expect any of these drug candidates to re-enter clinical trials until after 2007.

In 2006, in response to our customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts and a resulting decline in demand for database subscriptions, we reduced the staff and operational costs of our Genomics Division and began to refocus the efforts of that Division.  The Genomics Division continues to license databases and provide related services to new and existing customers and is working to expand its microarray data generation and analysis capabilities and services.  Following consideration of various strategic alternatives for our Genomics Division, we are concentrating our efforts on investigating the possibility of a sale of all or parts of our Genomics business.  Such a transaction is likely to require shareholder approval.  We are being assisted in this process by an investment bank, Aquilo Partners.  We have reduced expenses of our Genomics Division while continuing to serve new and existing Genomics customers.

Also in 2006, we sold Gene Logic Laboratories Inc. to Bridge Pharmaceuticals, Inc. (“Bridge”) for $15.0 million (before transaction costs), consisting of (A) $13.5 million paid at closing less transaction costs of $1.4 million and (B) $1.5 million held in escrow for 12 months to satisfy potential indemnification obligations under the agreement.  In addition, our guarantees of two leases continue in effect pending their assignment to and assumption by Bridge. If the guarantees are not assumed by Bridge, then Bridge will indemnify us with respect to such guarantees.

12.

Currently, almost all of our revenue comes from our Genomics Division.  Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases in the form of multi-year subscriptions and annual subscriptions to our smaller databases or a subset of our larger databases.  We have also granted perpetual licenses to our data and/or software tools.  We also generate revenue from providing other services, including microarray data generation and analysis services, various toxicogenomics reports and other related services.  Fees for subscriptions to our databases are payable ratably over the life of the agreement for multi-year agreements and ratably or up-front for shorter-term agreements.  In the case of perpetual licenses and data generation and analysis and other services, fees are payable upon delivery of the data, software or service.  Generally, our Genomics Division contracts may be terminated in the event of breach by either party that is not cured within the applicable cure period.  In the past, we have invested in new database content, upgraded our databases and developed new versions of our software tools.  Future investments will be limited as we continue the transformation of Gene Logic into a pharmaceutical development company.

Our drug repositioning and development agreements vary somewhat as to specific terms, but generally conform to the following:

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

In most cases, if our partner decides not to take the drug candidate back into development, we have development rights that, if we elect to exercise them, would entitle our partner to receive milestone payments and royalties on sales.  We may choose to license such candidates to a third party for development, or we may invest in further development to increase a particular candidate’s value prior to outlicensing.  We are seeking a partner for the clinical development of our first proprietary drug candidate, GL1001, a compound acquired from Millennium.  We have validated with an in vivo model our hypothesis that this compound could be used to develop a drug to treat inflammatory bowel disease.  From time to time, we may license certain of our non-core technologies to third parties, as most recently evidenced by our licensing of certain technology rights controlled by us to Lundbeck.

We have incurred net losses in each year since our inception, including losses of $54.7 million in 2006, $48.3 million in 2005 and $28.5 million in 2004.  At June 30, 2007, we had an accumulated deficit of $333.7 million.  Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development.  These costs have exceeded our revenue and we expect to incur additional losses in the future.

Results of Continuing Operations

Three Months Ended June 30, 2007 and 2006

Revenue. We primarily derive our revenue from our Genomics Division services.  To date, there has been no meaningful revenue for our Drug Repositioning Division.  Revenue increased $0.7 million, or 16%, to $5.4 million for the three months ended June 30, 2007 from $4.7 million for the same period in 2006.  The result for the three months ended June 30, 2007 reflect the recognition of $2.0 million in revenue associated with a single contract accounted for as a multiple-element arrangement for which revenue was deferred and for which nearly all services were performed and delivered during the first quarter of 2007.  The increase in revenue was partially offset by the absence of $1.1 million in subscription fees from expired agreements.  During three months ended June 30, 2007, three customers each accounted for greater than 10% of our total revenue.  During the three months ended June 30, 2006, four customers each accounted for greater than 10% of our total revenue.

We could enter into additional multiple-element agreements in the future that may result in uneven revenue due to the nature of revenue recognition associated with multiple-element arrangements.

13.

Our remaining long-term subscriptions are due to expire by their terms in 2008.  For 2007, to partially offset the decline in revenue from subscriptions to our databases, we expect to record increasing amounts of revenue for data generation and analysis services.  In addition, over the next 12 months we expect to record $2.6 million of revenue associated with our licensing of certain technology rights controlled by us to Lundbeck.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content for the BioExpress and ToxExpress System databases, decreased to $5.4 million for the three months ended June 30, 2007 from $7.6 million for the same period in 2006.  The decrease reflects the favorable impact of the restructuring of the Genomics Division with reductions in employee and facilities costs of $1.1 million, a decrease in amounts spent on adding new Genomics database content of $0.5 million and a decrease of $0.4 million in depreciation and amortization expense.  For the remainder of 2007, we expect database production expenses to continue to decrease primarily due to lower employee and facility costs as a result of the Genomics Division restructuring.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and ongoing development of our drug indication discovery platform, increased to $2.7 million for the three months ended June 30, 2007 from $2.5 million for the same period in 2006.  The increase primarily reflects increased expenses associated with in vivo efficacy models to evaluate suitability of certain drug candidates for re-entering clinical trials for their proposed indications and employee costs, partially offset by $0.5 million in lower spending due to the virtual elimination of research and development related to the Genomics Division.  For the remainder of 2007, we expect research and development expenses to increase modestly, as we continue to evaluate drug candidates supplied by our drug discovery partners and further develop our indication discovery platform.  In addition, we will incur additional expenses because of our decision to pursue further development of GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $5.8 million for three months ended June 30, 2007 from $4.9 million for the same period in 2006.  The increase is largely due to increased expenses in 2007 of $0.5 million in employee retention benefits meant to stabilize our workforce during this time of transition and the effect of the reversal in 2006 of a $0.4 million expense under our 2006 employee incentive compensation plan resulting from adverse performance in our Genomics Division. For 2007, we expect selling, general and administrative expenses to remain at the same level as in 2006.

Net Interest Income. Net interest income decreased to $0.5 million for the three months ended June 30, 2007 from $0.8 million for 2006, due to a decrease in the balance of our cash and cash equivalents and marketable securities available-for-sale, partially offset by increases in our rates of return on investments.

Six Months Ended June 30, 2007 and 2006

Revenue. We primarily derive our revenue from our Genomics Division services.  To date, we have recorded no meaningful revenue from our Drug Repositioning Division. Revenue decreased $4.8 million, or 35%, to $8.7 million for the six months ended June 30, 2007 from $13.5 million for the same period in 2006.  The revenue decrease was caused primarily by our customers’ having shifted their emphasis from research on early stage drug development, for which many of our Genomics Division services are targeted, into later-stage development and validation efforts.  The 2007 results reflect the absence of $4.9 million in subscription fees from expired agreements.  During six months ended June 30, 2007, three customers each accounted for greater than 10% of our total revenue.  During the six months ended June 30, 2006, three customers each accounted for greater than 10% of our total revenue.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content for the BioExpress and ToxExpress System databases, decreased to $10.7 million for the six months ended June 30, 2007 from $15.4 million for the same period in 2006.  The decrease reflects the favorable impact of the restructuring of the Genomics Division with reductions in employee and facilities costs of $2.5 million, a decrease in amounts spent on adding new Genomics database content of $0.9 million and a decrease of $0.6 million in depreciation and amortization expense.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and ongoing development of our drug indication discovery platform, increased slightly to $5.1 million for the six months ended June 30, 2007 from $5.0 million for the same period in 2006.  The increase primarily reflects increased expenses associated with in vivo efficacy models to evaluate suitability of certain drug candidates for re-entering clinical trials for their proposed indications and employee costs, partially offset by $0.9 million in lower spending due to the virtual elimination of research and development related to the Genomics Division.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased slightly to $12.0 million for six months ended June 30, 2007 from $11.8 million for the same period in 2006.  The increase is largely due to increased expenses of $1.0 million in employee retention benefits meant to stabilize our workforce during this time of transition and $0.9 million in executive severance and retention benefits, partially offset by a reduction of $1.7 million in employee costs for our Genomics Division and Corporate staff.

14.

Net Interest Income. Net interest income decreased to $1.1 million for the six months ended June 30, 2007 from $1.5 million for 2006, due to a decrease in the balance of our cash and cash equivalents and marketable securities available-for-sale, partially offset by increases in our rates of return on investments.

Write-down of Equity Investment. For the six months ended June 30, 2006, in connection with our investment in Xceed Molecular (“Xceed”, formerly MetriGenix Corporation) we recorded a $0.3 million write-down of a warrant which was terminated.  At June 30, 2007, the book value of our investment in Xceed was $3.0 million.

Liquidity and Capital Resources

From inception through June 30, 2007, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of June 30, 2007, we had approximately $36.7 million in cash, cash equivalents and marketable securities available-for-sale, compared to $50.1 million as of December 31, 2006.

Net cash from operating activities from continuing operations was negative $11.0 million for the six months ended June 30, 2007 compared to negative $17.9 million for the same period in 2006, primarily due to the timing of customer payments and payments under our compensation and retention plans.  We presently anticipate that our use of cash in the second half of 2007 will be lower than for the first half of 2007.  Our cash usage for the third quarter of 2007 will include the remaining $0.7 million payment to Bridge related to the sale of our Preclinical Division and a $0.4 million executive severance payment.

During the six months ended June 30, 2007 and 2006, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and a payment related to the sale of our Preclinical Division.  Capital expenditures for the six months ended June 30, 2007 and 2006 were $0.5 million and $1.7 million, respectively.  The decrease in capital expenditures was primarily due to the absence of 2006 equipment purchases used to expand our microarray data generation and analysis capacity and capabilities.  For the remainder of 2007, we expect the level of capital expenditures to be insignificant.

On December 15, 2006, we announced the closing of the sale of our Preclinical Division to Bridge for a sales price of $15.0 million (before transaction costs), consisting of (A) $13.5 million paid at closing less transaction costs of $1.4 million and (B) $1.5 million held in escrow for 12 months to satisfy potential indemnification obligations under the agreement.  In January 2007, we repaid $1.2 million to Bridge in conjunction with the final reconciliation of cash balances associated with the sale of our Preclinical Division.

Specific future financial commitments from continuing operations as of June 30, 2007 are set forth in the following table:

		Within
	Total	6 Months	2008 & 2009	2010 & 2011	Beyond 2011
Long-term debt	$558	$477	$54	$27	$-
Operating leases	5,447	930	2,804	1,428	285
Total	$6,005	$1,407	$2,858	$1,455	$285

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

15.

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

Genomics Services Revenue. The majority of Genomics services revenue consists of fees earned under subscription agreements and perpetual licenses for all or parts of our gene expression databases, the BioExpress System and ToxExpress System, and software tools.  In addition, we derive a smaller but growing percentage of revenue from providing other services, including microarray data generation and analysis services, various toxicogenomics reports and other related services.  Revenue from subscription agreements is recognized ratably over the period during which the customer has access to the database.  Certain subscription agreements have included a right of early termination (which, in some instances, is subject to conditions) by the customer, without penalty, on a specified date prior to the normal expiration of the term.  If any agreement has a right of early termination, revenue is recognized ratably over the subscription term up to the possible date of early termination, based on subscription fees earned under the agreement through the possible date of early termination.  If such early termination does not occur, the balance of the subscription fees earned under the agreement is recognized as revenue ratably over the remaining term of the agreement.  Revenue from perpetual licenses to data and software for which the Company is not obligated to provide continuing support or services is recognized when the data and/or software has been delivered.  Revenue from perpetual licenses for which the Company is obligated to provide continuing support or services is recognized during the period such support or services are performed.  Revenue from other services, including our data generation and analysis services, is recognized when the services are performed.  Our agreements generally provide for termination in the event of a breach of the agreement by either party or a bankruptcy or insolvency of either party.

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

Goodwill and Other Intangible Assets Impairment

We’ve previously recorded value for goodwill and other intangible assets, including licenses to technologies or data, patent costs and software development and database upgrade costs.  The determination of whether or not these other intangible assets are impaired involves significant judgment, including the following: (i) our licenses and internally developed intellectual property may not provide valid and economical competitive advantage or may become obsolete; and (ii) services may become obsolete before we recover the costs incurred in connection with their development.

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

16.

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

Equity Investments

We hold an equity investment in one company (Xceed Molecular, formerly MetriGenix Corporation) with a remaining book value of $3.0 million as of June 30, 2007.  We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other-than-temporary.  Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

If applicable, we would recognize interest and penalties related to income tax matters in income tax expense.  No interest and penalties were recognized in the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007 and the Consolidated Condensed Balance Sheet at June 30, 2007.  We and our subsidiaries file consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions.  We are subject to tax examinations in our major tax jurisdictions for all years since inception.

Item 3.    Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates.  At June 30, 2007, we had cash and cash equivalents of $20.8 million and marketable securities available-for-sale of an additional $15.8 million.  We invest our excess cash primarily in money market funds, obligations of the United States Government and its agencies and marketable debt securities of companies with strong credit ratings.  These instruments have maturities of twenty-four months or less when purchased.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.  Based on our cash and cash equivalents and marketable securities available-for-sale balances at June 30, 2007, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss from continuing operations of approximately $0.2 million for the six months ended June 30, 2007.  Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

17.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen.  Such changes could result in foreign currency exchange gains or losses.  As a policy, we convert our customer payments made in Japanese Yen to United States dollars upon receipt of such payment.  Revenue derived from the Pacific Rim as a percentage of total revenue was 20% for the six months ended June 30, 2007 and was primarily derived from our customers in Japan.  Exchange rate fluctuations between the United States Dollar and Japan Yen could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated condensed financial statements.  A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of less than $0.1 million for the six months ended June 30, 2007.  There can be no assurance that losses related to this currency risk will not occur.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”).  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II                     OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any material legal proceedings.

18.

Item 1A.    Risk Factors

The following risk factor should be added to those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and our other subsequent filings with the SEC.

We may be Unable to Sell All or Parts of Our Genomics Division on Terms We Deem Satisfactory and the Effort to Sell that Business may have Adverse Effects on the Business.

Although we are concentrating our efforts on investigating the possibility of a sale of all or parts of our Genomics Division, we may not be able to sell all or parts of that Division on satisfactory terms.  If we are unsuccessful in completing a sale, further restructuring or other strategic disposition of that Division may be necessary.  In addition, the effort to sell such business may further adversely affect our ability to retain employees or customers and could result in recognition of impairments to the value of the assets used in the Genomics Division.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 7, 2007 (“Annual Meeting”).  At the Annual Meeting, the Company’s stockholders elected three directors to the Company’s Board of Directors and ratified the selection of our independent registered public accounting firm, as described below.  At the Annual Meeting, 27,941,563 shares, out of a total of 31,983,139 shares of Common Stock outstanding at the record date, were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

		For	Withheld
1	To elect three directors to hold office until the 2010 Annual Meeting
	of Stockholders or his earlier resignation or removal.

	Michael J. Brennan, M.D, Ph.D.	27,366,165	575,398
	Mark J. Gabrielson	27,352,306	589,257
	David L. Urdal, Ph.D.	27,262,904	678,659

	The following individuals' term of office as a director continue after
	the meeting: Charles L. Dimmler, III; Frank L. Douglas, M.D., Ph.D.;
	Mark D. Gessler; G. Anthony Gorry, Ph.D.; Lloyd I. Miller, III and
	J. Stark Thompson, Ph.D.

		For	Against	Abstain
2	To ratify the selection of Ernst & Young LLP as the Company's	27,646,754	247,106	47,704
	independent registered public accounting firm for the year ending
	December 31, 2007.

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

GENE LOGIC INC.

Date: August 9, 2007	By:	/s/ Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

20.