Form 10-Q
period 2007-09-30
GENE LOGIC INC
filed 2007-11-09
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 32,172,588 as of October 31, 2007.

2.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements
GENE LOGIC INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,640	$25,700
Marketable securities available-for-sale	8,917	24,410
Accounts receivable, net of allowance of $49 and $45 as of September 30, 2007 and
December 31, 2006, respectively	615	3,327
Unbilled services	602	589
Inventory, net	1,156	2,180
Prepaid expenses	1,592	1,260
Other current assets	2,610	3,551
Total current assets	38,132	61,017
Property and equipment, net	10,415	12,829
Long-term investments	2,964	2,964
Goodwill	2,677	2,677
Other intangibles, net	7,122	10,060
Other assets	483	726
Total assets	$61,793	$90,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,383	$3,703
Payable to Bridge Pharmaceuticals	119	1,727
Accrued compensation and employee benefits	4,169	2,883
Other accrued expenses	2,406	3,751
Accrued restructuring costs	309	1,941
Current portion of long-term debt	501	499
Deferred revenue	5,018	3,299
Total current liabilities	14,905	17,803
Deferred revenue	137	228
Long-term debt, net of current portion	40	78
Deferred rent	882	1,074
Total liabilities	15,964	19,183
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of September 30, 2007 and December 31, 2006	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 32,172,588 and 31,820,273 shares
issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	322	318
Additional paid-in-capital	387,109	386,530
Accumulated other comprehensive loss	(37)	(78)
Accumulated deficit	(341,565)	(315,680)
Total stockholders' equity	45,829	71,090
Total liabilities and stockholders' equity	$61,793	$90,273

See accompanying notes.

3.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Genomics services	$3,684	$3,698	$12,356	$17,129
Drug repositioning services	841	6	879	36
Total revenue	4,525	3,704	13,235	17,165

Expenses:
Database production	5,067	6,029	15,765	21,453
Research and development	2,749	2,618	7,859	7,599
Selling, general and administrative	5,046	5,223	17,044	17,019
Genomics Division restructuring	-	5,377	-	5,377
Total expenses	12,862	19,247	40,668	51,448
Loss from operations	(8,337)	(15,543)	(27,433)	(34,283)
Interest (income), net	(463)	(633)	(1,594)	(2,162)
Other (income) expense	32	(66)	46	35
Write-down of long-term equity investment	-	-	-	275
Loss from continuing operations	(7,906)	(14,844)	(25,885)	(32,431)
Loss from discontinued operations	-	(11,811)	-	(17,307)
Net loss	$(7,906)	$(26,655)	$(25,885)	$(49,738)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.25)	$(0.47)	$(0.81)	$(1.02)
Loss from discontinued operations	-	(0.37)	-	(0.54)
Net loss	$(0.25)	$(0.84)	$(0.81)	$(1.56)
Shares used in computing basic and diluted
net loss per share	31,894	31,810	31,865	31,802

See accompanying notes.

4.

GENE LOGIC INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(25,885)	$(32,431)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	6,941	8,132
Non-cash Genomics Division restructuring	-	5,377
Non-cash stock compensation expense	573	542
Other	149	943
Changes in continuing operating assets and liabilities:
Accounts receivable and unbilled services	2,699	4,078
Inventory	1,024	(115)
Prepaids and other assets	852	(692)
Accounts payable	(1,320)	(2,458)
Accrued expenses and deferred rent	(16)	(3,729)
Accrued restructuring	(1,632)	-
Accrued technologies payable	-	(3,492)
Deferred revenue	1,628	(5,482)
Net cash flows from continuing operating activities	(14,987)	(29,327)
Loss from discontinued operations	-	(17,307)
Adjustments to reconcile loss from discontinued operations to net cash flows from discontinued operating activities:
Impairment charges, depreciation and amortization and other non-cash items	-	14,045
Changes in discontinued operating assets and liabilities	-	1,659
Net cash flows from discontinued operating activities	-	(1,603)
Net cash flows from operating activities	(14,987)	(30,930)
Cash flows from investing activities:
Purchases of property and equipment	(549)	(1,845)
Purchases of licenses and patent costs	(424)	(622)
Software development costs	(267)	(882)
Database upgrade costs	(498)	(1,974)
Purchase of marketable securities available-for-sale	(17,260)	(25,256)
Proceeds from sale and maturity of marketable securities available-for-sale	32,794	42,046
Payments related to sale of Preclinical Division	(1,843)	-
Net investing activities of discontinued operations	-	(371)
Net cash flows from investing activities	11,953	11,096
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	10	145
Repayments of an equipment loan	(36)	(35)
Net financing activities of discontinued operations	-	(107)
Net cash flows from financing activities	(26)	3
Net (decrease) in cash and cash equivalents	(3,060)	(19,831)
Cash and cash equivalents, beginning of period	25,700	43,946
Cash and cash equivalents, end of period	$22,640	$24,115
Supplemental disclosure:
Interest paid	$4	$16

See accompanying notes.

5.

GENE LOGIC INC.

Notes to Consolidated Condensed Financial Statements
September 30, 2007
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Gene Logic Inc., including its wholly owned subsidiaries, Gene Logic Ltd. (United Kingdom subsidiary) and Gene Logic K.K. (Japan subsidiary), (collectively “Gene Logic” or the “Company”), employs integrative pharmacology know how that enables the Company to determine new development paths for drug candidates provided by its partners and for which development has been discontinued for reasons other than safety.  “Integrative pharmacology” is the study of the changes produced in living animals by chemical substances, especially drugs, applied on a whole-animal or organ systems-level basis.  The Company also seeks to obtain drug candidates and/or rights to such candidates that it expects to reposition and, after possible further development by the Company, license to third parties for the benefit of its own proprietary portfolio.

The Company has also developed and commercialized proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and data generation and analysis and other related services that enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and understand mechanisms of action of specific compounds.  In addition, the Company has begun to utilize its Genomics assets to research and develop molecular diagnostics for human health care.

In 2006, the Company’s services were organized into three business segments: genomics and toxicogenomics services (“Genomics Division”), preclinical contract research services (“Preclinical Division”) and drug repositioning services (“Drug Repositioning and Development Division”).  On December 15, 2006, the Company sold its Preclinical Division, which has now been classified as a discontinued operation (see Note 4).

The Drug Repositioning and Development Division is engaged in the business of research and development of drug candidates owned by its partners or by the Company.  The Company applies its proprietary integrative pharmacology program for the purpose of determining new potential therapeutic indications for compounds that have failed clinical studies for reasons other than safety.

The Genomics Division licenses proprietary genomics and toxicogenomics databases and software tools and provides toxicogenomics services, microarray data generation and analysis services and other related services.  In 2006, in response to an unexpected decline in demand for database subscriptions, the Company reduced the staff and operational costs of its Genomics Division.  Following consideration of various strategic alternatives for its Genomics Division, the Company signed an agreement in October 2007 to sell certain assets (“Genomics Assets”) related to the business of its Genomics Division, subject to the approval by the Company’s stockholders (see Note 2).  The Company will retain full rights in perpetuity to utilize the genomics databases for its Drug Repositioning and Development Division.  In addition, the Company will also retain those assets (“Molecular Diagnostics Assets”) of the Genomics Division related to molecular diagnostics and continues to explore strategic alternatives for these assets.  The Company has reduced expenses for its Genomics Division while continuing to serve new and existing Genomics customers.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The consolidated condensed balance sheet as of September 30, 2007, consolidated condensed statements of operations for the three and nine months ended September 30, 2007 and 2006 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s sale of its Preclinical Division on December 15, 2006 and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, for 2006 the Company has classified the results of operations of the Preclinical Division as a discontinued operation.  The results of operations for the Genomics Division (not including the business associated with the Molecular Diagnostics Assets) will not be classified as a discontinued operation until the requisite stockholder approval has been obtained (see Note 2).

6.

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

	September 30,	December 31,
	2007	2006
Microarrays	$946	$2,233
Laboratory reagents	210	510
Tissue samples	-	1,788
	1,156	4,531
Less:
Microarray reserves	-	(647)
Tissue sample reserves	-	(1,704)
Inventory, net	$1,156	$2,180

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Statement of Financial Accounting Standards (‘SFAS’) No. 130, “Reporting Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $7,898 and $26,573 for the three months ended September 30, 2007 and 2006, respectively, and $25,844 and $49,757 for the nine months ended September 30, 2007 and 2006, respectively.

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

If applicable, the Company would recognize interest and penalties related to income tax matters in income tax expense.  No interest and penalties were recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2007 and the Consolidated Condensed Balance Sheet at September 30, 2007.  The Company and its subsidiaries file consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions.  The Company is subject to tax examinations in its major tax jurisdictions for all years since inception.

7.

Note 2 — Proposed sale of Genomics Assets

On October 15, 2007, the Company announced that it had signed an agreement to sell to Ocimum Biosolutions, Inc., Ocimum Biosolutions, LTD or its affiliate (collectively “Ocimum”) the Genomics Assets for $10,000 ($7,000 in cash and a $3,000 promissory note due 18 months from the date of closing) and the assumption, by Ocimum, of certain liabilities and ongoing contractual obligations.  The Company has incurred costs to sell its Genomics Assets through September 30, 2007 in the amount of $981 and anticipates it will incur additional costs of approximately $400 in connection with the sale.  The sales price is subject to adjustment based on certain potential revisions to the carrying value of assets and liabilities at the date of closing.  Consummation of the sale is subject to the approval by the Company’s stockholders.  The Company also is seeking stockholder approval for a sale of the assets of the Genomics Division in the event that the agreement with Ocimum is terminated.

As a result of the proposed sale of its Genomics Assets, the Company expects to record a loss of approximately $3,500, excluding previously recorded selling costs, reflecting the sale price, including estimates for the assumption of certain liabilities and ongoing contractual obligations by Ocimum, less the carrying value of the assets and selling costs as of closing.  The loss is expected to be recorded in the fourth quarter of 2007.  The Company will continue to evaluate the sale price, carrying value of the assets and certain liabilities and estimated selling costs.  Any subsequent change to these values could result in a change to the expected loss.  The value of the Molecular Diagnostic Assets is not included in the determination of the loss from the sale of its Genomics Assets.  The sale of the Genomics Assets to Ocimum is subject to certain conditions, including the approval by the Company’s stockholders and the absence of certain material adverse changes in the Company.  In addition, the agreement with Ocimum may be terminated under certain conditions, including by the Company in the event of a superior offer.  There is no assurance that the sale to Ocimum will be consummated.

In conjunction with the proposed sale of its Genomics Assets, the Company is seeking stockholder approval to change its name to Ore Pharmaceuticals Inc.

Note 3 — Stock-based compensation

At September 30, 2007, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).  The Company may grant both stock option and restricted stock awards under the Stock Plan and stock option awards under the Directors’ Plan.  The termination of the Employee Stock Purchase Plan was approved by the Company’s Board of Directors in June 2007.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” using the modified prospective transition method and therefore did not restate results for prior periods.  For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $235 and $573, respectively.  The impact on basic and diluted net loss per share for the three and nine months ended September 30, 2007 was $0.01 and $0.02, respectively.  For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $139 and $689, respectively.  The impact on basic and diluted net loss per share for the three and nine months ended September 30, 2006 was $0.00 and $0.02, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006 (1)	2007	2006
Weighted average fair value of grants	$0.59	–	$0.75	$1.11
Expected volatility	59%	–	58%	53%
Risk-free interest rate	4.47%	–	4.47% to 4.51%	4.49% to 5.11%
Expected lives	3 years	–	3 years	3 years
Dividend rate	0%	–	0%	0%

(1) No stock options awards were granted during the three months ended September 30, 2006.

8.

The following is a summary of option activity for the nine months ended September 30, 2007:

		Per Share
		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at January 1, 2007	4,528,956	$6.88
Options granted	1,603,200	$1.96
Options exercised	(34,210)	$0.30
Options cancelled	(1,543,178)	$5.21
Outstanding at September 30, 2007	4,554,768	$5.76

Exercisable at September 30, 2007	3,226,411	$7.30

The total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007 was zero.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Of the stock options outstanding at September 30, 2007, 584,332 are stock options held by employees of the Genomics Division that will be subject to cancellation in most cases, within three months after the sale of the Genomics Assets, unless exercised prior to such cancellation, in accordance with the terms of the Stock Plan and stock option award upon the closing of the sale of the Genomics Assets.

Restricted Stock Awards

During the nine months ended September 30, 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the nine months ended September 30, 2007:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2007	-	$-
Restricted stock granted	410,003	$1.62
Restricted stock vested	(40,000)	$1.91
Restricted stock forfeited	(91,898)	$1.91
Outstanding at September 30, 2007	278,105	$1.48

Performance-based nonvested share awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  The shares of restricted stock outstanding at September 30, 2007 will only vest if certain performance milestones are achieved, which the Company believes is probable.

Of the shares of restricted stock outstanding at September 30, 2007, 40,484 shares will vest in accordance with the terms of the restricted stock award upon the closing of the sale of the Genomics Assets.

As of September 30, 2007, $867 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 4 — Discontinued operation

As previously discussed in Note 1, in 2006 the Company changed its strategic focus and sold its Preclinical Divison for a sale price consisting of (A) $13,500 paid at closing less transaction costs of $1,383 and (B) $1,500 held in escrow for 12 months to satisfy potential indemnification obligations under the agreement.  In addition, payment and performance under two leases held by Gene Logic Laboratories, Inc. continue to be guaranteed by the Company, pending the consent of each landlord to and the completion of the assignment and assumption of those guarantees by Bridge.  If the guarantees are not assumed by Bridge, Bridge will indemnify the Company with respect to any claims against such guarantees.
9.

As a result of the Company’s sale of its Preclinical Division on December 15, 2006, the operations of the Preclinical Division have been classified as a discontinued operation. Summarized operating results from the discontinued operation included in the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2006 are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006 (1)	2006 (1)

Revenue from discontinued operation	$8,075	$18,708
Loss from discontinued operation	$(11,811)	$(17,307)
(1) Includes $11,000 impairment charge during the three and nine months ended September 30, 2006.

Note 5 — Restructuring expenses

During 2006, the Company initiated a restructuring of its Genomics Division, which it has substantially completed. The Genomics Division restructuring included the termination of 70 employees (none of whom were still employed by the Company as of December 31, 2006), the acceleration of future costs for certain laboratory and office facilities that were no longer needed and the impairment of certain intangible assets which the Company determined would no longer be utilized by the Genomics Division.  The major components of the Genomics Division restructuring liability as of September 30, 2007 and activity since January 1, 2007 are comprised of:

	Accrual Balance as of December 31, 2006	2007 Charges Utilized	Accrual Balance as of September 30, 2007
Severance and related benefits	$122	$(122)	$-
Lease obligations	1,819	(1,510)	309
Total	$1,941	$(1,632)	$309

Note 6 — Segment information

In 2006, the Company managed its business as three business segments: Genomics Division, Preclinical Division and Drug Repositioning and Development Division.  On December 15, 2006, the Company sold its Preclinical Division, which for 2006 has been classified as a discontinued operation (see Note 4).

The following table presents revenue and operating loss for the Genomics Division and Drug Repositioning and Development Division segments, which comprise the Company’s continuing operations for the indicated periods.  Management uses these measures to evaluate segment performance.  To arrive at operating income (loss) for each segment, management has included all direct costs for providing the segment’s services and an allocation for corporate overhead on a consistent and reasonable basis.  Management has excluded interest (income) expense, other (income) expense and write-downs.  Operating income (loss) could also exclude certain unusual or corporate-related costs in the future.

The following table sets forth information on reportable segments for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Genomics Services
Revenue	$3,684	$3,698	$12,356	$17,129
Operating loss	(4,850)	(11,832)	(14,781)	(23,042)
Depreciation and amortization expense	1,876	2,304	6,118	7,333
Drug Repositioning and Development Services
Revenue	$841	$6	$879	$36
Operating loss	(3,487)	(3,711)	(12,652)	(11,241)
Depreciation and amortization expense	278	248	823	799

10.

A reconciliation of segment operating loss to loss from continuing operations for the indicated periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment Operating Loss
Genomics services	$(4,850)	$(11,832)	$(14,781)	$(23,042)
Drug repositioning and development services	(3,487)	(3,711)	(12,652)	(11,241)
	(8,337)	(15,543)	(27,433)	(34,283)
Interest (income), net	(463)	(633)	(1,594)	(2,162)
Other (income) expense	32	(66)	46	35
Write-down of equity investment	-	-	-	275
Loss from continuing operations	$(7,906)	$(14,844)	$(25,885)	$(32,431)

During the three months ended September 30, 2007, four customers accounted for 58% of the Company’s revenue (Customer A-17%, Customer B-15%, Customer C-14% and Customer D-12%).  During the nine months ended September 30, 2007, three customers each accounted for 52% of the Company’s revenue (Customer C-22%, Customer B-16% and Customer D-14%).  During the three months ended September 30, 2006, three customers accounted for 56% of the Company’s revenue (Customer E-20%, Customer B-20% and Customer D-16%).  During the nine months ended September 30, 2006, four customers each accounted for 50% of the Company’s revenue (Customer F-14%, Customer E-13%, Customer B-13% and Customer D-10%).  Customer A is a Drug Repositioning and Development Division customer while Customers B, C, D, E and F are Genomics Division customers.

The following table sets forth information on the composition of the Company’s total revenue from continuing operations by geographic region:

	Geographic Region
	North America	Europe	Pacific Rim
For the three months ended:
September 30, 2007	46%	39%	15%
September 30, 2006	35%	24%	41%
For the nine months ended:
September 30, 2007	56%	26%	18%
September 30, 2006	49%	22%	29%

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

OVERVIEW

We currently conduct our operations through two business segments (we have entered into an agreement to sell our Genomics Assets as discussed further below):

•
Drug Repositioning and Development Division:We obtain drug compounds from our pharmaceutical company partners or from other sources that have already been assessed as safe in human clinical trials, but have been discontinued by their sponsors for reasons other than safety.  We apply our proprietary integrative pharmacology program, consisting of biological screening technologies, genomics databases and bioinformatics software, to determine new potential therapeutic indications for these clinical stage compounds to enable our partners to return such compounds to clinical development.  Under our partnership agreements, we expect to share in our partners’ successful development and commercialization of these repositioned drug compounds through both milestone payments during development and royalties from sales.  In most cases, if our partner decides not to re-enter a drug candidate into its own development pipeline, we are entitled to obtain the development rights to the compound.  Using compounds that we obtain either through our partner's decision to not pursue further development or from other sources, we also expect to use our integrative pharmacology program to reposition and possibly further develop compounds for our own account and to establish out-licensing arrangements to complete development and commercialization of these compounds.

•
Genomics Division: Since 1996, we have been primarily devoted to developing and commercializing proprietary genomic and toxicogenomic databases, toxicogenomic services, software tools and data generation and analysis and other related services.  The Genomics services we provide enable customers worldwide to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity and action of specific compounds.  In October 2007, we signed an agreement to sell certain assets (“Genomics Assets”) related to the business of our Genomics Division, subject to approval by the Company’s stockholders; however, we will retain those assets (“Molecular Diagnostic Assets”) of the Genomics Division related to molecular diagnostics and continue to explore strategic alternatives for these assets.

In 2004, Gene Logic created a pharmaceutical development division (known as our Drug Repositioning and Development Division) within the Company to identify and develop new or expanded uses for small molecule therapeutics.  Based on advances in our Drug Repositioning and Development Division and changes in our Genomics business, and after concluding a comprehensive review of our strategy, we have decided to focus our resources on becoming a pharmaceutical development company.  We are now building a pipeline of potential drug candidates by applying our proprietary integrative pharmacology program to find new and expanded uses for such drug candidates.

In 2005 and 2006, we entered into drug development partnerships with Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Company and NV Organon.  In 2007, we entered into new drug development partnerships with Abbott Laboratories, H. Lundbeck A/S, Merck Serono and Solvay Pharmaceuticals B.V.  Based upon our experience to date in evaluating more than 100 compounds, we have succeeded in determining new hypotheses at the rate of approximately one hypothesis for every three compounds evaluated.  Several of these compounds are currently in the process of animal model validation.  We anticipate that some of these compounds may re-enter development at some point in 2008, either under the sponsorship of our partner or under our own sponsorship.

In 2006, in response to an unexpected decline in demand for database subscriptions, we reduced the staff and operational costs of our Genomics Division.  Following consideration of various strategic alternatives for our Genomics Division, we signed an agreement in October 2007 to sell our Genomics Assets to Ocimum Biosolutions Inc., Ocimum Biosolutions, LTD or its affiliate (collectively “Ocimum”) for $10 million ($7 million in cash and a $3 million promissory note due 18 months from the date of closing) and the assumption, by Ocimum, of certain liabilities and ongoing contractual obligations.  We have incurred costs to sell our Genomics Assets through September 30, 2007 in the amount of $1.0 million and we anticipate we will incur additional costs of approximately $0.4 million in connection with the sale.  Under the terms of the agreement, we will retain the exclusive, perpetual right to use our genomics databases for drug repositioning and development on behalf of our pharmaceutical company partners and in our own drug development programs.  We also retain the Molecular Diagnostics Assets and continue to explore strategic alternatives for these assets.

12.

As a result of the sale of our Genomics Assets, we expect to record a loss of approximately $3.5 million, excluding previously recorded selling costs, reflecting the sale price, including estimates for the assumption of certain liabilities and ongoing contractual obligations by Ocimum, less the carrying value of the assets and selling costs as of closing.  The loss is expected to be recorded in the fourth quarter of 2007.  We will continue to evaluate the sale price, carrying value of the assets and certain liabilities and estimated selling costs.  Any subsequent change to these values could result in a change to the expected loss.  The value of our Molecular Diagnostics Assets is not included in the determination of the loss from the sale of our Genomics Assets.  The sale of our Genomics Assets to Ocimum is subject to certain conditions, including the approval by the Company’s stockholders and the absence of certain material adverse changes in the Company.  In addition, the agreement with Ocimum may be terminated under certain conditions, including by us in the event of a superior offer.  There is no assurance that the sale to Ocimum will be consummated.  We are also seeking stockholder approval for a sale of the assets of the Genomics Division in the event that the agreement with Ocimum is terminated.

In 2006, we sold Gene Logic Laboratories Inc. to Bridge Pharmaceuticals, Inc. (“Bridge”) for (A) $13.5 million paid at closing less transaction costs of $1.4 million and (B) $1.5 million held in escrow for 12 months to satisfy potential indemnification obligations under the agreement.  In addition, payment and performance under two leases held by Gene Logic Laboratories, Inc. continue to be guaranteed by us, pending the consent of each landlord to and the completion of the assignment and assumption of those guarantees by Bridge.  If the guarantees are not assumed by Bridge, Bridge will indemnify us with respect to any claims against such guarantees.

Currently, the majority of our revenue comes from our Genomics Division.  Historically, we have derived a majority of our Genomics Division revenue from licenses to our databases in the form of multi-year subscriptions and annual subscriptions to our smaller databases or a subset of our larger databases.  We have also granted perpetual licenses to our data and/or software tools.  We also generate revenue from providing other services, including microarray data generation and analysis services, various toxicogenomics reports and other related services.  Fees for subscriptions to our databases are payable ratably over the life of the agreement for multi-year agreements and ratably or up-front for shorter-term agreements.  In the case of perpetual licenses and data generation and analysis and other services, fees are payable upon delivery of the data, software or service.  Generally, our Genomics Division contracts may be terminated in the event of breach by either party that is not cured within the applicable cure period.

Our drug repositioning and development agreements vary somewhat as to specific terms, but generally consist of the following:

•
We agree with a partner on a group of drug candidates to be evaluated.  Our partner provides samples of the candidate and, at our expense, we analyze each candidate using our integrative pharmacology program;

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

In most cases, if our partner decides not to take the drug candidate back into development, we have development rights that, if we elect to exercise them, would entitle our partner to receive milestone payments and royalties on sales.  We may choose to license such candidates to a third party for development, or we may invest in further development to increase a particular candidate’s value prior to out-licensing.

We acquired our first proprietary drug candidate, GL1001, from Millennium.  Through the application of our integrative pharmacology program, we have determined a new therapeutic hypothesis, inflammatory bowel disease, for this compound.  This is not the indication for which this compound was originally intended.  Using an in vivo model, we have now validated our hypothesis to treat inflammatory bowel disease.  We are continuing to invest in further development of this compound as we seek to secure a partner to facilitate its advanced stages of development.

We may also obtain drug candidates from third parties, such as those we obtain from our partners.  In this repositioning scenario, we may choose either to out-license without further development, or we may invest in further development prior to out-licensing.

13.

From time to time, we may license certain of our non-core technologies to third parties, as most recently evidenced by our licensing of certain technology rights to Lundbeck.

We have incurred net losses in each year since our inception, including losses of $54.7 million in 2006, $48.3 million in 2005 and $28.5 million in 2004.  At September 30, 2007, we had an accumulated deficit of $341.6 million.  Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our Genomics and Preclinical Divisions, development of the Drug Repositioning and Development Division, the impairment of our Preclinical Division goodwill and acquisitions of research and development.  These costs have exceeded our revenue and we expect to incur additional losses in the future.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2007 and 2006

Revenue. We derive most of our revenue from our Genomics Division services.  Revenue increased $0.8 million, or 22%, to $4.5 million for the three months ended September 30, 2007 from $3.7 million for the same period in 2006.  This increase was largely due to the revenue recorded by the Drug Repositioning and Development Division as a result of an agreement signed at the end of the second quarter of 2007 with Lundbeck for licensing of certain technology rights unrelated to its drug repositioning partnership. During three months ended September 30, 2007, four customers accounted for 58% of our total revenue.  During the three months ended September 30, 2006, three customers accounted for 56% of our total revenue.

Compared to the same period in 2006, we expect revenue for the fourth quarter of 2007 to decrease significantly due in part to customer uncertainty concerning our decision to sell our Genomics Assets.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content for the BioExpress and ToxExpress System databases, decreased to $5.1 million for the three months ended September 30, 2007 from $6.0 million for the same period in 2006.  The decrease reflects the favorable impact of the restructuring of the Genomics Division with reductions in employee and facilities costs of $0.9 million and a decrease of $0.4 million in depreciation and amortization expense, partially offset by an increase in amounts spent on adding new Genomics database content of $0.6 million.  For the remainder of 2007, we expect database production expenses to continue to decrease primarily due to lower employee and facility costs as a result of the Genomics Division restructuring.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and, to a lesser degree, further development of our proprietary drug candidate, GL1001, increased slightly to $2.7 million for the three months ended September 30, 2007 from $2.6 million for the same period in 2006.  The increase primarily reflects increased expenses associated with in vivo efficacy models to evaluate suitability of certain drug candidates for re-entering clinical trials for their proposed indications and further development of GL1001, partially offset by $0.5 million in lower spending due to the virtual elimination of research and development related to the Genomics Division.  For the remainder of 2007, we expect research and development expenses to increase modestly, as we continue to evaluate drug candidates supplied by our drug discovery partners and we will incur additional expenses because of our decision to pursue further development of GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $5.0 million for three months ended September 30, 2007 from $5.2 million for the same period in 2006.  The decrease is largely due to a reduction of $0.8 million in employee costs for our Genomics Division and Corporate staff plus other cost savings, partially offset by increased expenses in 2007 of $0.5 million in costs associated with the sale of our Genomics Assets and $0.4 million in employee retention benefits meant to stabilize our workforce during this time of transition. For 2007, we expect selling, general and administrative expenses to remain at the same level as in 2006.

Net Interest Income. Net interest income decreased slightly to $0.5 million for the three months ended September 30, 2007 from $0.6 million for 2006, due to a decrease in the balance of our cash and cash equivalents and marketable securities available-for-sale, partially offset by increases in our rates of return on investments.

Nine Months Ended September 30, 2007 and 2006

Revenue. We derive most of our revenue from our Genomics Division services.  Revenue decreased $3.9 million, or 23%, to $13.2 million for the nine months ended September 30, 2007 from $17.2 million for the same period in 2006.  The revenue decrease was caused primarily by our customers’ having shifted their emphasis from research on early stage drug development, for which many of our Genomics Division services are targeted, into later-stage development and validation efforts.  The 2007 results reflect the absence of $5.7 million in subscription fees from expired agreements, partially offset from $0.8 million in revenue for the Drug Repositioning and Development Division agreement with Lundbeck for licensing of certain technology rights unrelated to its drug repositioning partnership and $0.7 million in fees for subscriptions from new and expanded arrangements with our customers. During the nine months ended September 30, 2007, three customers accounted for 52% of our total revenue.  During the nine months ended September 30, 2006, four customers accounted for 50% of our total revenue.

14.

Database Production Expense. Database production expenses, which consist primarily of costs to provide microarray data generation and analysis services and costs related to the acquisition and processing of tissues and overhead expenses needed to generate the content for the BioExpress and ToxExpress System databases, decreased to $15.8 million for the nine months ended September 30, 2007 from $21.5 million for the same period in 2006.  The decrease reflects the favorable impact of the restructuring of the Genomics Division with reductions in employee and facilities costs of $3.4 million and a decrease of $1.0 million in depreciation and amortization expense.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and, to a lesser degree, further development of our proprietary drug candidate, GL1001, increased slightly to $7.9 million for the nine months ended September 30, 2007 from $7.6 million for the same period in 2006.  The increase primarily reflects increased expenses associated with in vivo efficacy models to evaluate suitability of certain drug candidates for re-entering clinical trials for their proposed indications and further development of GL1001, partially offset by $1.4 million in lower spending due to the virtual elimination of research and development related to the Genomics Division.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, remained flat at $17.0 million for nine months ended September 30, 2007 and 2006.  The increase in expenses of $1.4 million in employee retention benefits meant to stabilize our workforce during this time of transition, $1.0 million in costs associated with the Genomics sales process and $0.9 million in executive severance and retention benefits were offset by a reduction of $2.5 million in employee costs for our Genomics Division and Corporate staff plus other costs savings.

Net Interest Income. Net interest income decreased to $1.6 million for the nine months ended September 30, 2007 from $2.2 million for 2006, due to a decrease in the balance of our cash and cash equivalents and marketable securities available-for-sale, partially offset by increases in our rates of return on investments.

Write-down of Equity Investment. For the nine months ended September 30, 2006, in connection with our investment in Xceed Molecular (“Xceed”, formerly MetriGenix Corporation) we recorded a $0.3 million write-down of a warrant which was terminated.  At September 30, 2007, the book value of our investment in Xceed was $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

From inception through September 30, 2007, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of September 30, 2007, we had approximately $31.6 million in cash, cash equivalents and marketable securities available-for-sale, compared to $50.1 million as of December 31, 2006.

Net cash from operating activities from continuing operations was negative $15.0 million for the nine months ended September 30, 2007 compared to negative $29.3 million for the same period in 2006, primarily due to the timing of customer payments and payments in 2006 to Millennium and under our compensation and retention plans.  We presently anticipate that our use of cash in the fourth quarter of 2007 will be lower than the third quarter of 2007.

During the nine months ended September 30, 2007 and 2006, our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, capital expenditures and payments related to the sale of our Preclinical Division.  Capital expenditures for the nine months ended September 30, 2007 and 2006 were $0.5 million and $1.8 million, respectively.  The decrease in capital expenditures was primarily due to the absence of 2006 equipment purchases used to expand our microarray data generation and analysis capacity and capabilities.  For the remainder of 2007, we expect the level of capital expenditures to be less than $0.5 million.

On December 15, 2006, we announced the closing of the sale of our Preclinical Division to Bridge for a sale price consisting of (A) $13.5 million paid at closing less transaction costs of $1.4 million and (B) $1.5 million held in escrow for 12 months to satisfy potential indemnification obligations under the agreement.  In January 2007, we repaid $1.2 million to Bridge in conjunction with the final reconciliation of cash balances associated with the sale of our Preclinical Division.  In July 2007, we paid $0.7 million to Bridge for the final adjustment to the sale price.

In October 2007, we signed an agreement to sell our Genomics Assets to Ocimum for $10 million ($7 million in cash and a $3 million promissory note due 18 months from the date of closing) and the assumption, by Ocimum, of certain liabilities and ongoing contractual obligations.  The sale price is subject to adjustment based on certain potential revisions to the carrying value of assets and liabilities at the date of closing.  Consummation of the sale is subject to the approval by the Company’s stockholders.  In connection with the sale of our Genomics Assets, we expect to pay accrued employee retention benefits of approximately $1.6 million meant to stabilize the Genomics Division employees during this transition and $1.1 million in associated transaction costs that are either accrued to date, but not yet paid or anticipated through closing.

15.

Specific future financial commitments from continuing operations as of September 30, 2007 are set forth in the following table:

		Within
	Total	3 Months	2008 & 2009	2010 & 2011	Beyond 2011
Long-term debt	$544	$463	$81	$-	$-
Operating leases	4,982	465	2,804	1,428	285
Total	$5,526	$928	$2,885	$1,428	$285

We believe that existing cash, cash equivalents and marketable securities available-for-sale, anticipated payments from customers and net proceeds from the proposed sale of the Genomics Assets will be sufficient to support our operations for the foreseeable future.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our subsequent filings with the Securities and Exchange Commission.

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

16.

GOODWILL AND OTHER INTANGIBLE ASSSETS IMPAIRMENT

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

Our assessment of the fair value of our divisions is dependent on subjective estimates we make of inherently uncertain future net cash flows, including estimates of terminal values, estimates of fair value obtained in a formal sales process or in the recent case of the Genomics Division, the sale price under an agreement to sell such assets.  Accordingly, our estimates of future net cash flows may change as market conditions and circumstances dictate.  In connection with the sale of our Genomics Assets, we expect a majority of the carrying value of our goodwill as of September 30, 2007 will be allocated to the disposition of such assets.  Future impairment tests of goodwill and other intangibles may result in additional impairment charges based on changing estimates.

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

INVENTORY

We maintain an inventory of microarrays and reagents used to generate genomic data for our databases and for services in our Genomics Division.  This inventory is valued at the lower of cost or market.  Certain items in inventory may be considered impaired, obsolete, or excessive and as such, we may establish an allowance to reduce the carrying value of these items to their net realizable value.  Based on certain estimates, assumptions and judgments made from information available at the time, we determine the appropriate amount of any such inventory allowance.  If these estimates or assumptions, or the market for the use of our microarrays and reagents change, we may be required to record additional reserves.

EQUITY INVESTMENTS

We hold an equity investment in one company (Xceed Molecular, formerly MetriGenix Corporation) with a remaining book value of $3.0 million as of September 30, 2007.  We record an investment impairment charge when it is believed that an investment has experienced a decline in value that is other-than-temporary.  Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

STOCK-BASED COMPENSATION

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires us to expense the fair value of stock-based compensation awards of our various stock-based compensation programs over the requisite service period of the award.  We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of our common stock, life of stock options and forfeiture rates.  Future adverse changes in such assumptions could result in us recording increased stock-based compensation expenses for stock-based compensation awards granted/issued in the future.

17.

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

If applicable, we would recognize interest and penalties related to income tax matters in income tax expense.  No interest and penalties were recognized in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2007 and the Consolidated Condensed Balance Sheet at September 30, 2007.  We and our subsidiaries file consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions.  We are subject to tax examinations in our major tax jurisdictions for all years since inception.

Item 3.            Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates.  At September 30, 2007, we had cash and cash equivalents of $22.6 million and marketable securities available-for-sale of an additional $8.9 million.  We invest our excess cash primarily in money market funds, obligations of the United States Government and its agencies and marketable debt securities of companies with strong credit ratings.  These instruments have maturities of twenty-four months or less when purchased.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.  Based on our cash and cash equivalents and marketable securities available-for-sale balances at September 30, 2007, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the net loss from continuing operations of approximately $0.2 million for the nine months ended September 30, 2007.  Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Since the beginning of 2005 and as a result of changing our distribution arrangements in Japan, we have been subject to risk from changes in foreign exchange rates relating to revenue from our Japanese customers, as such agreements are now denominated in Japanese Yen.  Such changes could result in foreign currency exchange gains or losses.  As a policy, we convert our customer payments made in Japanese Yen to United States dollars upon receipt of such payment.  Revenue derived from the Pacific Rim as a percentage of total revenue was 18% for the nine months ended September 30, 2007 and was primarily derived from our customers in Japan.  Exchange rate fluctuations between the United States Dollar and Japan Yen could result in positive or negative fluctuations in the amounts relating to revenue reported in our consolidated condensed financial statements.  A hypothetical 10% adverse change in average foreign currency movements would have resulted in an increase in the net loss of $0.1 million for the nine months ended September 30, 2007.  There can be no assurance that losses related to this currency risk will not occur.

Item 4.    Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2007, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”).  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting during the third quarter of 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.          Risk Factors

The following risk factors, which have been included in a preliminary proxy statement recently filed with the SEC and expected to be mailed to the Company’s stockholders in order to seek their approval of the sale of our Genomics Assets, should be added to those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and our other subsequent filings with the SEC:

IF THE GENOMICS ASSETS ARE SOLD, OUR REMAINING BUSINESS AND ASSETS WILL BE LESS DIVERSIFIED AND HAVE YET TO PRODUCE SUBSTANTIAL REVENUE AND AN INVESTMENT IN OUR BUSINESS IS RISKY WITH NO GUARANTEE OF SUCCESS.

After selling the Genomics Assets, we will focus our efforts on operating our Drug Repositioning and Development Division.  We may invest in other assets in the future or seek to merge, be acquired by or combine with another company that has products or technologies, but we have no current specific plans to do so at this time.  We may encounter unanticipated difficulties or challenges as we work to implement our new business focus.  If we are unable to address and overcome such difficulties or challenges, we may not be successful with our new business focus.

THE SALE OF THE GENOMICS ASSETS TO OCIMUM MAY NOT BE COMPLETED IF THE CONDITIONS TO CLOSING ARE NOT SATISIFIED OR WAIVED.

There is a risk that the sale of the Genomics Assets to Ocimum may not be completed because the conditions to closing, including approval of the transaction by our stockholders and the absence of a material adverse event affecting the Company or the Genomics Assets before the closing, may not be satisfied or waived.  If the transaction is not completed, we may be unable to find another buyer for the Genomics Assets or the terms offered by another buyer may not be as favorable to us as those in the asset purchase agreement with Ocimum, we may divert resources away from our Drug Repositioning and Development  Division, our business could be seriously harmed, and we may be forced to shut down the Genomics Division and incur substantial costs associated with such a shut-down, including lease payments of approximately $4 million and employee severance payments of approximately $2.5 million.

THE AMOUNT OF NET PROCEEDS THAT WE WILL RECEIVE IS SUBJECT TO UNCERTAINTIES.

Pursuant to the asset purchase agreement with Ocimum, the amount that we receive from Ocimum is subject to the possibility of reduction by virtue of a purchase price adjustment based on certain balance sheet adjustments.  In addition, the amount of net proceeds is subject to further reduction after the closing if Ocimum successfully asserts claims to indemnification pursuant to the indemnification provisions of the asset purchase agreement and because a portion of the consideration is payable with a promissory note, there can be no assurance that Ocimum will pay the amount due under the promissory note in a timely way or at all.  Further, we may have unforeseen liabilities and expenses that must be satisfied from the after-tax net proceeds of the sale to Ocimum, leaving less to fund our remaining operations.  If we do not have sufficient cash to fund our remaining operations, we may need to seek to obtain equity or debt financing, which may not be possible under satisfactory terms, if at all; our business may be seriously harmed, and we may be forced into bankruptcy.

19.

WE MAY NOT PARTICIPATE IN A SUPERIOR OFFER FOR THE GENOMICS ASSETS UNLESS WE PAY A TERMINATION FEE TO OCIMUM.

The asset purchase agreement requires us to pay Ocimum a termination fee equal to $400,000 if we terminate the asset purchase agreement prior to closing as a result of our determining to accept an unsolicited acquisition proposal that we determine to be a superior proposal.

IF THE SALE TO OCIMUM IS NOT COMPLETED, WE INTEND TO EXPLORE OTHER POTENTIAL TRANSACTIONS; HOWEVER, THERE MAY NOT BE ANY OTHER OFFERS FROM POTENTIAL ACQUIERERS OR THE OFFERS MAY NOT BE AS GOOD AS THE OCIMUM OFFER.

If the sale of the Genomics Assets to Ocimum is not completed, we intend to explore other strategic alternatives, including, if approved by our stockholders, a sale of all or substantially all of the Genomics Division assets to another party on or before June 30, 2008 at a price not less than $6,000,000 and on such terms as the Board of Directors approve at such time.  There can be no assurance that any potential transaction will provide consideration equal to or greater than the purchase price proposed to be paid by Ocimum in the transaction, or that we will be able to complete an alternate transaction.

OUR COMMON STOCK MAY BE LESS LIQUID AFTER THE TRANSACTION, AND YOU MAY FIND IT MORE DIFFICULT TO DISPOSE OF YOUR SHARES.

Our Common Stock is currently traded on the NASDAQ Stock Market under the symbol “GLGC.”  Following the completion of the proposed transaction, we expect that the Common Stock will continue to be traded on the NASDAQ Stock Market.  Our listing on the NASDAQ Global Market is conditioned upon our continued compliance with the NASDAQ Marketplace Rules, including a rule that requires that the minimum bid price per share for our Common Stock not be less than $1.00 for 30 consecutive trading days. Given the recent price levels for our Common Stock, and the fact that it is impossible to predict the trading price of our Common Stock following the closing of the sale of the Genomics Assets to Ocimum, we cannot assure you that we will be able to continue to comply with such rules.  If we fail to comply and cannot remedy our noncompliance during any applicable notice or grace periods, our Common Stock could be delisted from the NASDAQ Global Market.  The delisting of our Common Stock would likely have a material adverse effect on the trading price, volume and marketability of our Common Stock.  Upon a delisting from the NASDAQ Global Market, our Common Stock would become subject to the penny stock rules of the SEC, in which event it is possible that the price of our Common Stock would further decline and likely that our stockholders would find it more difficult to sell their shares.

FAILURE TO COMPLETE THE SALE OF THE GENOMICS ASSETS TO OCIMUM COULD CAUSE OUR STOCK PRICE TO DECLINE.

If a sale of the Genomics Assets to Ocimum is not completed, our stock price may decline due to the following potential consequences:

•	we may not be able to sell our Genomics Assets for values equaling or exceeding those currently estimated by us; in particular, the Genomics Assets could be substantially diminished in value;
•	the failure to complete the asset sale may create substantial doubt as to our ability to effectively implement our current business strategies; and
•	our costs related to the asset sale, such as legal, accounting and financial advisor fees, must be paid even if the asset sale is not completed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

20.

Item 5.            Other Information

None.

Item 6.            Exhibits

31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENE LOGIC INC.

Date:	November 9, 2007	By:	/s/ Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting
Officer)

22.