Form 10-K
period 2007-12-31
GENE LOGIC INC
filed 2008-03-17
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2007

OR

[ ]	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

ORE PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1411336
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 West Watkins Mill Road
Gaithersburg, Maryland 20878
(Address of Principal Executive Offices)

Registrant’s phone number, including area code: (240) 361-4400
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐ NO ☒

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2007 was approximately $36,745,000, based on the closing price on that date of Common Stock on The NASDAQ Stock Market.*

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 32,172,588 as of March 10, 2008.

*
Excludes 5,348,710 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2007.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2007.

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceuticals Inc. (“Ore Pharmaceuticals”) and our subsidiary that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Pharmaceuticals operates and its business and the beliefs and assumptions of the management of Ore Pharmaceuticals. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in this Form 10-K under the section entitled “Risk Factors”. Ore Pharmaceuticals undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-K to “Ore Pharmaceuticals,” “Ore Pharmaceuticals Inc.,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc. Gene Logic® and BioExpress are registered trademarks of Ocimum Biosolutions, Inc. Viagra® is a registered trademark of Pfizer Inc. Evista® is a registered trademark of Eli Lilly & Co. Hytrin® is a registered trademark of Abbott Laboratories.

ITEM 1.	BUSINESS

Corporate History

Ore Pharmaceuticals Inc. was incorporated in September 1994 as a Delaware corporation. The Company, formerly named Gene Logic Inc., changed its name to “Ore Pharmaceuticals Inc.” in December 2007 to reflect its new identity as a drug repositioning and development company.  In 1997, we completed our initial public offering. Our stock is now traded on The NASDAQ Global Market under the symbol “ORXE.”

We acquired in 2004 certain indication seeking technologies from Millennium Pharmaceuticals, Inc. (“Millennium”), which, together with the genomics databases and proprietary software we developed, form the basis for our current drug repositioning and development business.

Until 2006, our core business had consisted of the development and licensing of genomics databases and software and related services. In December 2007, we sold the assets of our Genomics Division (the “Genomics Assets”) and the related name “Gene Logic” to Ocimum Biosolutions, Inc. (“Ocimum”). In 2003, we had purchased TherImmune Research Corporation, renamed it Gene Logic Laboratories Inc., which we subsequently referred to it in our SEC filings as our Preclinical Division, and sold it in December 2006.

We are headquartered in Gaithersburg, Maryland. Our principal executive offices are currently located at 50 West Watkins Mill Road, Gaithersburg, Maryland 20878, and our telephone number is (240)361-4400. Our Internet site is www.orepharma.com. Material contained on our Internet site is not incorporated by reference into this Form 10-K.

Our Business

Overview

Ore Pharmaceuticals is a drug repositioning and development company.  We apply our proprietary know how in integrative pharmacology to identify potential new uses for drug candidates that have failed clinical development for reasons other than safety.  We deploy this proprietary know how in integrative pharmacology at our research facilities in Cambridge, Massachusetts.  This indication seeking program characterizes systematically the biologic activity of chemical compounds in order to identify potential new indications of therapeutic effect.

Our business purpose is to supply the demand by the pharmaceutical industry for development stage drug compounds to enrich the industry’s drug development pipelines.  Our goal is to provide to pharmaceutical companies drug compounds that have already been successfully tested for safety in Phase I clinical trials and for which we have identified new therapeutic uses that can be reinstated or introduced into their development pipelines at Phase Ib or IIa (described below in “Scientific Background”) of human clinical trial testing.  We plan to meet our goal by either (1) identifying new therapeutic uses for compounds provided by our pharmaceutical partners who will then return compounds to their pipelines or (2) identifying new uses for our proprietary compounds, for subsequent out-licensing or other form of collaboration.

We acquired certain rights to develop our first proprietary compound from Millennium in 2006. We have identified potential new therapeutic uses for this compound (GL1001) to treat inflammatory bowel disease (IBD, includes ulcerative colitis and Crohn’s disease) and other diseases and conditions, including non-ulcer dyspepsia, gastric ulcers, esophagitis and chronic pancreatitis; GL1001 has shown indications of efficacy at relevant doses in in vivo testing for IBD. The Company is conducting additional validation and other development testing and intends to initiate clinical testing in 2008 while actively seeking to out-license or partner the further clinical development and commercialization of GL1001.

Our objective is to produce income by:
•	Monetizing compounds from our own development pipeline through out-licensing or various forms of collaboration; and
•	Earning milestones and royalties from our pharmaceutical company partners who reinstate their compounds back into their own development pipelines for therapeutic uses we have identified.

We also continue to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to additional sources of funding and new strategic relationships with pharmaceutical companies and other third parties.

We have two primary sources of drug compounds to which we apply our indication seeking program. We carefully select all compounds for development, based on certain business, economic and technical criteria.
•
Compounds from established business partnerships with eight pharmaceutical companies.  Each company provides certain compounds for our evaluation (“partnered compounds”). Partnered compounds have already been assessed as safe in human clinical trials, but have been discontinued by our partners in development for their original indications. We currently have drug repositioning and development partnerships with Pfizer, F. Hoffmann-La Roche Ltd, Eli Lilly and Co., NV Organon, Abbott Laboratories, H. Lundbeck, Merck-Serono, and Solvay.  Most of these agreements permit us to acquire for consideration the rights to develop compounds that our partners ultimately decide not to reinstate into their own development pipelines.

•
Compounds available in the public domain (“unpartnered compounds”) that have been previously assessed as safe and are not subject to patent or other rights that would block our development and commercialization of such compounds for a new use.

Once we obtain actual supplies of the compounds, we apply at our own risk and expense our indication seeking program to identify potential new uses for them.  Our indication seeking program consists of:
•	Genomics databases and bioinformatics software developed over the past ten years by our former Genomics Division; and
•	Proprietary biological screening technologies acquired in 2004 from Millennium that have undergone subsequent further development by us.

To date, we have initiated evaluation of more than 100 compounds provided by our pharmaceutical company partners.  We have been able to propose alternative indications for approximately one third of the compounds for which the full evaluations have been completed.

Some of the compounds for which we have found new indications have or will progress to in vivo validation and/or efficacy studies to evaluate and support their suitability for re-entering clinical trials for the proposed new indications. The validation study is the study we have agreed to perform to confirm our hypothesis. For partnered compounds, we typically agree on the design of the study with our partner and, in most cases, we pay for the validation studies, subject in most cases to reimbursement from our pharmaceutical partners of amounts in excess of an agreed amount. After completion of the initial validation study, a partner may wish to conduct additional studies to learn more about the efficacy of the compound for the new indication before deciding whether to reinstate the compound into its development pipeline. Generally, our partners would conduct these in vivo efficacy studies at their own expense. We expect that some portion of the partnered compounds will have successful outcomes in the in vivo tests and will be selected by our partners to re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry.  To date, no compound has yet been selected by a partner to re-enter clinical trials. For unpartnered compounds, we would generally decide whether to conduct efficacy studies or other development activities at our expense prior to seeking to out-license, or otherwise identify a development partner for, the compound.

Drug Repositioning Background

The pharmaceutical development process is expensive, time-consuming and risky, with a high failure rate. See “Scientific and Industry Background” below. Billions of dollars are spent annually to identify and develop biologically active compounds although only a small number of these compounds are ever approved.* Many compounds do not ultimately succeed for a variety of reasons, including (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety and toxicity issues; (iii) patient variability in responding to a compound; and (iv) insufficient potential economic return for the company developing the compound.

Pharmaceutical companies have traditionally relied on two mainstream approaches to establish a product pipeline:
•	Internal development, which continues to be time-consuming and expensive, and
•	Product in-licensing, which is limited by increased competition between pharmaceutical companies to in-license a finite number of quality compounds.

Furthermore, in traditional drug development, development of a compound that is determined to have limited effectiveness in human clinical trials for a selected indication will be stopped, even though the compound could be effective in treating other medical conditions. Until now, any alternative uses were most often discovered by serendipity, such as in the cases of Pfizer’s Viagra®, Eli Lilly & Co.’s Evista®, and Abbott’s Hytrin®.

Drug repositioning offers pharmaceutical companies a third approach to expanding their drug development pipelines and is the primary process through which Ore Pharmaceuticals strives to build its own pipeline. Ore Pharmaceuticals has the ability to evaluate a compound in less than one year using our indication seeking program, allowing us to quickly and efficiently discover possible new indications for a compound or expand the possible therapeutic uses for approved drugs. Following confirmation of the potential new use via in vivo validation and/or efficacy tests, we believe that some of these compounds will be found suitable for re-entry into clinical development for a new indication.

*PricewaterhouseCoopers: “Pharma 2020: The Vision” ©2007.

Our Drug Repositioning Technology

We believe that no single technology is adequate to assess the effect of a compound across complex biological processes.

Our indication seeking program integrates technologies acquired from Millennium in 2004 (which we continue to improve) with genomic and toxicogenomic capabilities developed by our former Genomics Division (see below). Our multi-platform solution allows us to systematically and efficiently evaluate a range of biological activity that potentially may be affected by a compound, including its potential effect on a wide variety of diseases, without requiring a prior disease-specific hypothesis. The technologies we use to develop hypotheses about which diseases a compound may treat include in vivo (in life), ex vivo (outside the organism), in vitro (in dish), and in silico (in computer data) assessments of a compound at the DNA, RNA, protein, pathway, and cellular levels.

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

In Vitro Molecular Pharmacology - Powered by sophisticated robotics and software, part of our technology out-licensing allows us to apply a compound to a large number of cell types to identify pathways that may be activated or repressed by the compound. Another technology enables us to apply a compound to cells in a broad panel of cellular assays, each of which represents one or more relevant diseases, to measure the effect of the compound on the diseases.

In Silico Biology - The genomics databases developed by our former Genomics Division enable us to find close relatives of the target protein in the genome, major and minor sites of expression of the target in the body, disease conditions that alter the expression of the target, and other drug target parameters. We use genomics databases to identify pathways and cell regulatory patterns to understand a compound’s mechanism of activity in any organ of interest.

Potential alternative therapeutic uses may then be confirmed through a validation study, using an in vivo model related to the new disease indication.

Our Compound Development Pipeline

To date, we have begun evaluation of more than 100 compounds for our drug development partners. We have been able to propose alternative indications for approximately one third of the compounds for which the full evaluations have been completed.. Some of these compounds for which we have found new indications have or will progress to in vivo validation and/or efficacy models to evaluate and support their suitability for re-entering clinical trials for the proposed new indications. Typically, we pay for the validation studies, subject in most cases to reimbursement from our pharmaceutical partners of amounts in excess of an agreed amount.  In some instances, our partners may then rely on the validation study to make a decision about the development of a particular compound, and in others our partners may elect to perform and fund further in vivo efficacy studies.  In either event, we expect that some portion of the compounds will re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry. We do not expect to derive revenue from reinstatement of compounds into our pharmaceutical partners’ pipelines until after 2008.

We also expect to acquire compounds to develop our own pipeline and derive revenue by monetizing them through out-licensing or collaborations. For compounds in our pipeline, we may choose to out-license some compounds immediately, while we may choose to further validate and/or develop others to increase their value prior to out-licensing or other collaboration.

We expect that our pharmaceutical partners will choose not to develop some of the compounds for which we identify new uses, either before or after in vivo validation or efficacy studies. Partners may choose not to develop some of the compounds for a variety of reasons that may include:
•	The new therapeutic indication is outside of their existing therapeutic franchises;
•	The market opportunity may not be substantial enough due to a small patient population or related factors;
•	The pharmaceutical partner may already have a product on the market in the targeted therapeutic area;
•	In vivo efficacy test results may not be compelling enough for them to pursue development;
•	The intellectual property and/or regulatory protection for the new therapeutic use may not be adequate; or
•	New in vivo tests may identify previously unknown toxic or other side effects or not confirm sufficient efficacy in treating the disease or condition.

In most cases, we have the option to acquire development rights to candidates rejected by our pharmaceutical partners for consideration, consisting of an initial development fee and future development milestones and royalties. We will have to consider the reasons why our partner chose not to proceed, but we believe there will be circumstances when we will identify sufficient opportunity to warrant developing candidates that our partners choose not to reinstate into their own pipelines.

In addition to compounds acquired from our partners, we anticipate acquiring additional compounds through our own analysis of compounds which are in the public domain and for which we find new therapeutic uses. We have identified a number of public domain compounds that we expect to analyze for possible inclusion into our drug development pipeline.

We currently have our first compound, GL1001, in development. GL1001 is a clinical-stage small molecule drug candidate from Millennium that we agreed to analyze in conjunction with the July 2004 acquisition of certain of our drug repositioning technologies. This candidate was originally intended for another purpose.  After Millennium reviewed our in vivo validated hypothesis and chose not to develop GL1001, we elected to in-license the compound for our pipeline. Using our indication seeking program, we have repositioned GL1001 for potential utility in the treatment of inflammatory bowel disease (IBD includes ulcerative colitis and Crohn’s Disease) and other diseases, including non-ulcer dyspepsia, gastric ulcers, esophagitis and chronic pancreatitis. Based on extensive preclinical safety tests, the compound has a favorable safety profile.  In addition, no safety concerns were noted in a single escalating dose clinical study conducted in humans for the drug’s original purpose. The compound has demonstrated efficacy in an ulcerative colitis in vivo study, and work continues to confirm efficacy for this and other gastrointestinal indications. Working with a third-party consulting firm, we performed a commercial assessment by identifying the market opportunity and unmet need for the various diseases that could benefit from a compound with the projected efficacy and safety profile associated with GL1001. We expect to file an IND application during 2008 and we are seeking a partner for further development and commercialization for this compound.  In connection with our licensing certain rights to the compound from Millennium, we agreed to make a payment to Millennium if we out-licensed the compound prior to completing Phase IIa clinical testing and certain milestone payments upon completion of Phase IIa clinical trials and thereafter and royalty payments in the event of commercialization.

Drug Repositioning Partnership Agreements

We have agreements to reposition compounds for our pharmaceutical company partners. Between 2005 and 2007, we developed partnerships with eight pharmaceutical partners: Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Co., NV Organon, Abbott Laboratories, H. Lundbeck, Merck-Serono, and Solvay. Under these agreements, our partners provide us with compounds that we analyze using our indication seeking program to identify new therapeutic uses. Our drug repositioning and development agreements vary as to specific terms, but generally conform to the following:
•
We agree with a partner on a group of compounds to be evaluated. Our partner provides samples and, at our expense, we analyze each compound using our indication seeking program, and we conduct in vivo animal validation studies at our expense, subject to reimbursement of expenses beyond a stated amount. We receive no up-front payments;

•
For compounds for which we have identified new uses and that our partners take back into development at their election, we are entitled to receive success-based payments when certain milestones are achieved. If all milestones are achieved for a compound, the totals range from $60-100+ million per compound and in most cases include the following individual milestones:

o	Notice of re-initiation of development,
o	Filing of an Investigational New Drug (“IND”) with the FDA,
o	Establishment of proof of concept in a Phase II clinical trial,
o	Commencement of a Phase III clinical trial, and
o	Receipt of market approval in the U.S., in Europe, or in Japan; and
•
As to compounds returned by our partners to commercial development, we are entitled to receive royalty payments, as a percentage of sales that range from single- to low double-digits and are generally tiered according to sales volume.

In most cases, if our partner decides not to take the compound back into development, we have an option to obtain development rights. If we elect to exercise such option, our partner would receive consideration, consisting of an initial fee and future development milestones and royalties as a percentage of commercial sales.

Our agreement with Organon involves co-ownership and co-development of repositioned compounds, and therefore it differs substantially from our other agreements.

Former Genomics Division

Our former Genomics Division  developed and licensed proprietary gene expression and toxicogenomics databases and  software tools and provided related services including toxicogenomics services, microarray data generation and analysis services (for gene expression and SNP genotyping), and other professional services. These services assist researchers to discover and prioritize drug targets, identify biomarkers, predict toxicity and understand mechanisms of toxicity, and understand mechanisms of action of specific compounds, based on gene expression patterns and biological pathways.

In 2006, we began to redirect our Genomics Division in response to our customers’ shifting their research activities from early-stage drug discovery into later-stage development and validation efforts and a resulting decline in sales of our Genomics Division. In December 2007, we sold the Genomics Assets. The sale included our genomics services capabilities and assets, the accumulated data and our genomics and toxicogenomics databases, and software, the assignment of one of our leased facilities and the transfer of approximately 80 employees. We have retained full rights in perpetuity to use the databases of our former Genomics Division, existing as of closing, for our drug repositioning and development business.

Molecular Diagnostics Assets and Capabilities

In conjunction with the sale of our Genomics Assets, we retained certain assets related to the development of molecular diagnostic tests and services, including certain intellectual property and licenses and a license to use the Genomics databases sold to Ocimum for the purpose of developing molecular diagnostic tests and services.

Molecular diagnostics encompass a variety of technologies and methods for using profiles of DNA and RNA changes in individual patients to facilitate determining what condition a patient has (diagnosis), the likely outcome (prognosis), response to therapy (monitoring), and the best responders to various treatments (personalized medicine). Development of new types of molecular markers requires a process of discovery followed by validation in carefully selected patient populations in controlled clinical trials. Such clinical trials may take weeks or years to conduct and results are generally published in peer-reviewed medical journals.

We have formed a new subsidiary named DioGenix Inc. to hold the molecular diagnostic assets. We are exploring strategic alternatives for a sale of, or other transaction to fund the development of, DioGenix. We do not expect that such a transaction will have a significant impact on our results of operations.

The Drug Discovery and Development Process and Role of Drug Repositioning

The process of drug development is expensive, time consuming and risky. On average it takes 13 years from the beginning of the discovery effort to get a drug to market, and, while research and development costs have been doubling every five years, success rates for getting drugs to market have been flat or declining.  A significant number of compounds are halted at some point in the discovery and development process. Compounds may have toxicity issues, lack efficacy in the targeted therapeutic application, be difficult to manufacture, have a narrow market, or be inferior to competitive products, among other issues. Drug repositioning is generally defined by the industry as either (i) finding new uses for compounds discontinued during the clinical phases or (ii) finding uses for marketed drugs in additional therapeutic applications.

Today, drug discovery and development in the United States generally consists of the following steps:

•	Discovery. Discovery is the process of identifying new biological targets and the compounds that can affect them. Targets must be identified, prioritized and validated.

•
Preclinical Testing. Compounds that are being considered as drugs must be studied in the laboratory and in vivo studies to determine if the compound will have unacceptable safety profile and if it will be effective in treating the targeted disease or condition (i.e. efficacy).  For certain diseases, animal models may exist which are believed to be predictive of human efficacy.  For these diseases, a drug candidate is tested in such an in vivo model.

•
Investigational New Drug (“IND”) Application. After completing preclinical testing, the company files an IND application with the FDA for permission to test the compound in humans. The IND application will include the result of any in vivo studies and any other relevant safety and efficacy tests.

•
Clinical Trials. These tests involve a series of studies (Phase I, II and III) involving up to several thousand patients over a multi-year period. These tests assess safety, appropriate dosage, and effectiveness in humans.

o
Phase I Trials. The initial introduction of an investigational new drug into healthy human subjects for safety (adverse effects), dosage tolerance, absorption, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, to gain early information on effectiveness. In some instances, a drug developer may conduct a Phase Ib study in a small number of patients with the disease or other condition for which the drug is intended, as a “proof of concept”, or confirmation of the drug developer’s hypothesis in humans.

o
Phase II Trials. Includes the early, controlled, smaller-scale, clinical studies conducted to obtain preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase II studies are sometimes divided into Phase IIa and Phase IIb. Phase IIa is designed to assess “proof of concept” as well as dosing requirements (how much drug should be given), whereas Phase IIb is specifically designed to study efficacy (how well the drug works at the prescribed doses(s)).

o
Phase III Trials. Larger scale clinical trials after preliminary evidence of effectiveness of the drug has been obtained in Phase II, to gather additional information about effectiveness and safety needed to evaluate the overall benefit-risk relationship of the drug. Phase III studies usually include several hundred to several thousand people.

•
New Drug Application (“NDA”). Following successful completion of clinical trials, the company files an NDA application with the FDA to obtain approval to market. FDA approval of an NDA is required before any new drug can be commercialized.  Preparing an NDA involves considerable data collection, verification, analysis and expense, and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or require additional testing or information.

•
Approval. Once the FDA approves the NDA, the new medicine becomes available for physicians to prescribe. The company must continue to periodically report about the medicine to the FDA, including instances of adverse reactions and appropriate quality-control records. For some medicines, the FDA requires additional studies (Phase IV) to evaluate long-term effects.

The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years from the commencement of the clinical trials and require the expenditure of substantial resources.

Customers, Sales, Marketing and Customer Support

We market our drug repositioning capabilities to pharmaceutical companies based in North America, Japan and Europe. To date, we have entered into drug repositioning partnership agreements with eight pharmaceutical companies located in North America and Europe. We have business development professionals who lead contract negotiations with potential pharmaceutical partners. Once a contract is signed, members of both the technology and business development groups interact with each pharmaceutical partner to report results and consider next steps as we analyze their compounds and progress through in vivo testing to validate our hypotheses. If our partner declines to reinstate a repositioned compound back into its pipeline, we will assess whether and how to obtain rights to develop the compound ourselves, through an existing option or further negotiation.

Research & Development

Research and development expenses for the years ended 2007, 2006 and 2005 were $10.3 million, $8.4 million and $6.6 million, respectively. Most of our research and development expenses consist of costs associated with the evaluation of customer-supplied compounds and the development of our drug repositioning program.

A small portion of our research and development expense relate to continuing development of our molecular diagnostics assets as we continue to explore strategic alternatives, including a possible sale of these assets.

Competition

Currently, an increasing number of pharmaceutical and biotechnology companies are evaluating whether to implement internal repositioning programs for their compounds. In addition, there are companies attempting to reposition compounds on behalf of drug development partners, but we are not aware of any existing competitor that has developed, or is in the process of developing, a suite of technologies comparable to ours. Other companies, including Melior, KineMed, Perlegen Sciences, Inc., Vanda Pharmaceuticals Inc. and CombinatoRX Inc, offer repositioning services that have individual technologies that directly compete with components of our indication seeking program.

Suppliers

We have a non-exclusive license and sublicense from Promega Corporation (the “Promega License”) to use the luminescence technology we use in our real-time in vivo imaging. The term of the agreement is for the life of the relevant patents, unless earlier terminated upon breach by either party, bankruptcy or termination of Promega’s rights by an academic institution that holds certain rights to a portion of the technology (in which case we would seek separate licenses from Promega for its technology and directly from the institution for its technology). Under the terms of the agreement, we paid Promega an initial fee and we pay Promega an annual license maintenance fee and royalties on luminescent assay reagents we use that are not purchased from Promega. We also have a non-exclusive license with Xenogen Corporation (the “Xenogen License”) for which we pay an annual license fee to use the Xenogen Imaging Technology and certain related software in connection with our use of certain imaging equipment we purchased from Xenogen for use in performing real-time in vivo imaging. The term of the Xenogen license ends in 2008, with a three year renewal option, subject to earlier termination if we fail to make timely payment or otherwise breach the terms of the agreement. We have agreed to indemnify Xenogen and certain other persons and entities for liability resulting from our use of the technology.

Intellectual Property Rights

As of December 31, 2007, our drug repositioning and development business owns or has license rights to 9 issued patents, all of which are United States patents, and 27 patent applications, 10 of which are United States utility (non-provisional) or provisional patent applications; except for one application, all of these patents and applications relate to either of two compounds or their potential uses.

As of December 31, 2007, our molecular diagnostics business owns or has license rights to 29 issued patents, 9 of which are United States patents, and 15 patent applications, 7 of which are United States utility (non-provisional) or provisional patent applications.

We do not at this time believe that any single patent or application is individually material to our business. However, we do believe the collective portfolio of multiple patent applications that claim various uses of GL1001 is material to our business.

With respect to proprietary know-how and products and processes for which patents are of questionable value or are difficult or impossible to obtain or enforce, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We take security measures to protect our proprietary know-how and technologies and confidential data and information, including requiring all employees, consultants and customers to enter into confidentiality agreements. In arrangements with our customers or suppliers that require the sharing of know-how and other confidential information, our policy is to make available only such information as is relevant to our agreements with such customers and suppliers, subject to appropriate contractual restrictions, including requirements for them to maintain confidentiality and use such information  solely in accordance with our agreement. However, such measures may not adequately protect our information.

We have acquired or obtained licenses to use certain intellectual property rights and technologies from Millennium, Promega, Xenogen, Ocimum and others, and we will, from time to time, continue to acquire and obtain licenses to use intellectual property rights and technologies as needed for our indication seeking program. We will also pursue patents, where appropriate, on new enabling technology that we wish to incorporate into our indication seeking program. Certain agreements with partners having rights to known drugs, under which our indication seeking program seeks new therapeutic uses for such compounds, provide us with certain intellectual property rights to those new uses. Where such agreements permit, we will pursue broad patent protection for selected new uses that we have found for known drugs.

With respect specifically to our GL1001 compound, we obtained a license to develop such compound through a Compound Transfer and Development Agreement with Millennium dated July 26, 2006. Under the terms of this agreement, we have broad rights to develop and/or out-license the development of GL1001 in any disease indication except for of oncology diseases. In addition, the agreement restricts our right to develop GL1001 to treat type 1 diabetes, type 2 diabetes or obesity for a period expiring on September 29, 2008. Under the agreement, the developer of GL1001 is obligated to pay Millennium specific milestone development fees at the following points in development: upon completion of Phase IIa Clinical Trials, upon initiation of Phase III trials, and upon first obtaining regulator approval to market the compound. In addition, the developer of GL1001 will be obligated to make royalty payments to Millennium equal to a percentage of net commercial sales of approved products containing GL1001. The natural expiration of our agreement with Millennium will be extended to a mutually agreed upon later date if a GL1001 product receives marketing approval.

When we sold our Genomics Assets, we also obtained perpetual, royalty free licenses to the genomics databases we had developed in our former Genomics Division over the last several years. The licenses allow us to use the genomics databases as they existed at the date of sale for drug repositioning and development and for diagnostics development. The license for use in drug repositioning is exclusive for that field of use and the license for use in diagnostic development is exclusive for one year and non-exclusive thereafter.

Government Regulation

Our only laboratory is located in our facilities in Cambridge, Massachusetts. The laboratory is subject to a variety of national, state and local laws and regulations, including the Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture. These regulations establish the standards for the humane treatment, care, use and handling of animals by research facilities. In addition, our Cambridge facilities are registered with the United States National Institutes of Health Office of Protection for Research Risks and comply with The Office of Laboratory Animal Welfare regulations. Our laboratory maintains standard operating procedures and the documentation necessary to comply with such regulations. Our laboratory is subject to regulation under the Ordinance for the use of Laboratory Animals for the City of Cambridge that is administered by the Commissioner of Laboratory Animals. Under this ordinance, we maintain standard operating procedures and the documentation necessary to comply with such regulations.

Our laboratory is subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling, storage and disposal of medical specimens, laboratory materials and hazardous waste and radioactive materials and the safety and health of laboratory employees.

The use of controlled substances in our laboratory is regulated in the United States by the United States Drug Enforcement Administration (“DEA”) and relevant state and local agencies. Our laboratory using controlled substances for testing purposes is subject to licensure by the DEA and applicable state agencies.

The regulations of the United States Department of Transportation and the United States Postal Service apply to the transportation of laboratory specimens via surface and air.

The Occupational Safety and Health Administration has established extensive requirements relating to workplace safety, which require us follow certain procedures, including providing ongoing training and proper equipment for employees working in our facilities. Our employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

Seasonality

Our business is not subject to predictable seasonal variation.

Human Resources

As of December 31, 2007, we had 71 employees, all of whom reside within the United States. Most of our employees are engaged directly in research, development, production and marketing and sales activities. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

We maintain a web site at www.orepharma.com. However, material contained on our Internet site is not incorporated by reference into this Form 10-K. We make available free of charge on or through our Web site our SEC filings, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC").

ITEM 1A.	RISK FACTORS

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.  You should carefully consider these risk factors, together with all other information included in this Form 10-K.  Each of these risk factors could have material adverse effects on our business, results of operations, financial condition and cash flows, as well as adversely affect the value of our common stock.

Our drug development business is in an early stage of development and we do not have any compounds in clinical trials; there is no assurance as to whether or when we will be able to generate revenues from our compounds.

Our business is in an early stage of development. Our only proprietary product currently in development is GL1001, a compound with potential for treating Inflammatory Bowel Disease (“IBD”) and other gastro-intestinal conditions.  We expect to file an Investigational New Drug (“IND”) application with respect to GL1001 with the Food and Drug Administration (“FDA”) in mid-2008.  However, we may be delayed in filing our IND or approval may be delayed. While our goal is to monetize this compound through out-licensing or other forms of development partnerships in late 2008, we do not know whether or if we will realize our goal and whether we will be able to monetize this compound at all or on satisfactory terms in a timely way to meet our revenue objectives.

As to each of the compounds we are evaluating on behalf of our partners, we cannot predict when, if at all, the compound will be returned to our partner’s pipeline for development and, unless we acquire rights to the compound from our partner, we cannot realize revenue from such compounds until the compound has been reinstated into our partner’s pipeline.  Compounds that are not reinstated by our partners generally will become available for inclusion in our pipeline, but to acquire them we would likely have to pay certain fees and/or future milestones and royalties.

From the public domain, we have selected, and may select additional, compounds for evaluation.  Currently these compounds are at a relatively early stage of our evaluation and have not advanced to in vivo validation studies.  Further development by us of these compounds obtained from the public domain would require significant additional evaluation and development efforts before we could, if at all, monetize them through out-licensing or other development partnerships.

We may invest significant resources in identifying alternative uses for our partners’ compounds. We will not receive any revenue from our partners unless they decide to return candidates to their pipeline and our ability to earn revenue under our drug development partnership agreements is based in part on factors over which we may have little or no control.

Under our drug development partnership agreements, we typically perform evaluations of compounds and, when we find new uses of interest, perform in vivo validation studies at our expense. Accordingly, we may need to invest significant resources in seeking and validating new uses for one or more partners’ compounds using our indication seeking program, and we may find no sufficiently attractive new uses for these compounds. If we identify new uses for a given compound, we may not be able to realize any value from the identification of such new use until our partner determines, if ever, that the use makes the candidate sufficiently desirable to warrant its further development and commercialization. We do not control when, on what schedule, or whether, a partner will reinstate a compound or at what pace, if at all, the partner will conduct further development efforts. Such decisions may be affected by factors of which we may not be aware and over which we have no influence. Among the reasons why a partner might choose not to reinstate a compound into development for a new use we identify are: (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety and toxicity issues; (iii) patient variability in responding to a compound; (iv) the new use may be in a therapeutic area in which the partner is not involved; (v) the compound may compete with another product that the partner has in development; (vi) competing products may already be on the market and have established market acceptance; (vii) the intellectual property and/or regulatory protection for the new therapeutic use may not be adequate and (viii) insufficient potential economic return for the company developing the compound.

Even if a partner reinstates a compound into its pipeline, it may ultimately not progress through the partner’s pipeline at a rate, if at all, that would enable us to realize the full amount of revenue that we would expect from such development, due to factors affecting drug development in general and factors specific to a given partner’s business objectives.  Any milestone revenue would depend on whether further development of the compound is successful and royalty revenue would depend on whether the compound is commercially successful, both of which are outside of our control.

These factors may limit our ability to earn significant revenue and therefore, derive cash under our agreements.

We may be required to invest significant resources to develop our own pipeline of compounds. We will not receive adequate revenue from our own compounds unless we are able to out-license them or enter into other development arrangements on acceptable terms and unless our licensees or development partner is able to achieve specified milestones and then can successfully commercialize the compounds for the new uses.

To develop our own pipeline of compounds, we are dependent on obtaining rights to compounds that our partners choose not to reinstate into development and on compounds in the public domain that we select, evaluate and for which we find new uses.  If our partners choose not to reinstate compounds into their own development pipeline, we will have to evaluate the reasons for that decision as well as other factors in deciding whether to seek to obtain rights to such compounds so that we can continue to develop such compounds and then seek to out-license the compounds or enter into other development partnerships. There is no guarantee that we will be able to develop and out-license or partner such compounds successfully.

With regard to public domain compounds, we will need to effectively select compounds for evaluation that have good prospects for yielding new uses. We will then have to evaluate and find new uses for such compounds and validate such new uses, all at our expense. We will also have to assess the commercial potential for out-licensing or partnering such compounds, including whether we can obtain sufficient protection for such new uses under government regulations relating to drug development and intellectual property law. There is no guarantee that we will be able to accomplish these activities within a time frame and at a cost that is acceptable to us.

Others may provide drug repositioning services that could compete with ours, which may affect the likelihood that we can expand our existing or enter into new partnership agreements to obtain rights to evaluate more compounds and that we have access to the most promising compounds for repositioning. We may also not be able to protect the technologies we use from use by others.

Efforts are underway at various organizations to develop technologies intended to better understand how drugs impact complex biological processes and how to more efficiently and accurately select, purpose and reposition drug candidates. These organizations may elect to use such technologies internally, in lieu of using our services, or may successfully offer such services in competition with us. While we have licensed rights for certain of the technologies that comprise our indication seeking program, we do not currently have patent protection for any of the technologies we use and, except for licenses to our genomics databases and software that are exclusive for use in drug repositioning, our rights to other technologies that we utilize are non-exclusive. We may not be able to obtain adequate license rights for these technologies or intellectual property rights for new or improved technologies we may develop or the technologies may become obsolete or competing technologies may be developed that are equally or more effective than the ones we use.

Competition from others may affect whether our current or potential future partners perceive our indication seeking program to be a relatively reliable and cost effective source of potential drug candidates.  Competition from others in the area of drug repositioning could also limit our access to additional compounds for repositioning, which could limit our ability to access sufficient numbers of compounds with the greatest potential for successful repositioning.

We may be unable to obtain access to a sufficient numbers of acceptable compounds for evaluation by our program to meet our business objectives.

Our business plan is dependent, in part, on having a sufficient number of acceptable compounds available for evaluation. Although we currently find new uses for about a third of the compounds we evaluate, there will be further attrition of compounds in the process as we move through validation studies and as our partners and we evaluate other relevant factors including the commercial potential of such compounds, intellectual property protection, competition and the risks and costs associated with further development.  Because of a relatively low success rate in terms of the number of compounds reinstated into clinical development expressed as a percentage of the total number of compounds evaluated, we require a sufficient number of compound opportunities to provide a reasonable assurance of success.

We presently obtain compounds primarily from our drug development partners. It may take a considerable amount of time for a given partner to identify acceptable compounds the partner is willing to make available to us, which may limit the number, or timely availability, of compounds we can use to meet our business and financial objectives. Further, there are challenges to obtaining additional new drug development partnership agreements. While we currently have agreements with eight pharmaceutical companies, intentional drug repositioning is a relatively new activity and obtaining additional agreements requires time and substantial effort. There can be no assurance that any new agreements will result in terms acceptable to us or that will provide sufficient new opportunities for us.

We also select compounds available in the public domain that either were never patented or for which applicable patents have lapsed.  While these compounds enable us to increase the numbers of compounds available to us for evaluation, they will require us to incur additional time and effort to select, evaluate and develop these compounds and such development would be at our own expense. There is no guarantee that we will be able to identify and select sufficient appropriate compounds likely to yield new uses of interest to merit further development and eventual out-licensing.

Our indication seeking program currently relies in part on technologies of third parties that may not always be available to us.

Our indication seeking program currently relies in part on technologies to which third parties have obtained or are obtaining patent or other rights and, in the process of further developing the program, we may need to license rights to use these and other such technologies. We may not be able to retain or to obtain license rights needed for one or more of these technologies on terms acceptable to us. We currently license certain technology in connection with certain products purchased from Promega Corporation and Xenogen Corporation. The Promega license is for a period ending on the expiration or abandonment of the last of the valid claims of the licensed patent rights. The Xenogen license is for a term ending in 2008 with an option to renew for an additional three years.  Each of these licenses is terminable if we breach the agreement and fail to cure such breach within the applicable cure period. In addition, the Promega license includes a sublicense to rights owned by an academic institution and the license from Promega would terminate if the license to Promega from the academic institution terminated. If either of these agreements were to terminate while the relevant patent claims were enforceable and if we were not able to obtain new licenses, we would have to abandon or substantially revise one of the key technologies used in our drug repositioning business.

Our ability to recruit and retain qualified personnel may be adversely affected by the substantial changes we have been undergoing and by the uncertainty of our business.

In 2006, we sold our Preclinical Division. In 2007, we sold our Genomics Assets. These changes and the uncertainty of our future may make it difficult to retain and to recruit qualified personnel as we continue to develop our drug repositioning and development business.

We have a history of operating losses that are likely to continue for some time.

We have incurred operating losses in each year since our inception, including losses of $34.7 in 2007, $54.7 million in 2006, and $48.3 million in 2005. At December 31, 2007, we had an accumulated deficit of $350.4 million. Our losses have resulted principally from costs incurred in the development, marketing and sale of services from our former Genomics and Preclinical Divisions, development of the drug repositioning program, the impairment of goodwill of our former Preclinical Division, and acquisitions of research and development. These costs have exceeded our revenue and we expect to incur additional losses in the future, including losses relating to the ongoing development of our drug repositioning program.

Our ability to use our Federal Net Operating Loss carry forwards may be limited.

We intend to utilize our Federal Net Operating Loss carry forwards (“NOLs”) to reduce any potential future United States income tax liability. These NOLs begin to expire in 2008. Based on a Section 382 analysis performed in the fourth quarter of 2006 (that excluded NOLs obtained through acquisitions), we do not believe we are currently subject to any current material limitations on the use of our NOLs to offset our potential future income tax liability, although such limitations could occur in the future. However, we may not generate sufficient taxable income to utilize our NOLs prior to their expiration. In addition, there are other legal limitations on the use of the NOLs, including a change of control, that may affect our ability to realize value from these NOLs.

In the future we may not be able to obtain the additional funding we need to continue to operate and grow our drug repositioning and development business as planned.

While as of December 31, 2007, we had approximately $33 million in cash, cash equivalents, and marketable securities available-for-sale, our business consumes a significant amount of cash and unless we are able to generate sufficient revenues in 2008 and 2009 to supplement our cash on hand, we expect to need to seek additional sources of financing in the near future.  There is no assurance that such funding will be available or will be on terms acceptable to us. If we are unable to obtain necessary financing, or financing on favorable terms, when needed, our business would materially suffer. If additional financing is obtained through the issuance of equity securities or debt convertible to equity, our existing stockholders could experience significant dilution.  If we are unable to obtain additional capital in the future, we may be forced to reduce our headcount and operating expenses, reduce the number of compounds we evaluate, curtail development of our proprietary compounds or otherwise limit our operations.

We sold our Preclinical Division in December 2006, but are still subject to certain risks from that sale.

In connection with the sale of our Preclinical Division in December 2006, we remain potentially liable under the purchase agreement for breaches of warranty relating to payment of taxes and environmental and certain other matters, although no claims for breach have been made to date.

We also guarantee two leases of facilities to our former Preclinical Division that have terms ending in 2011 and 2013. The buyer agreed to indemnify us for any claims made against our guarantees. If the buyer defaults under such leases and claims are made against our guarantees and the buyer fails to adequately indemnify us, we could suffer additional losses, the amount of which depends in part on the then-remaining terms of the leases and the potential to re-lease the facilities and mitigate damages. As of December 31, 2007, the remaining lease payment obligation amounted to $5.9 million.

We sold our Genomics Assets in December 2007, but are still subject to certain risks from that sale.

In December 2007, we sold our Genomics Assets. A portion of the purchase price remains payable pursuant to a $3 million non-interest bearing promissory note issued jointly by the buyer and its parent, due 18 months after closing. The buyer’s ability to pay the note may depend on its success in operating the business it acquired. We also remain potentially liable under the purchase agreement for breaches of representations, warranties and agreements made in the purchase agreement, though our liability for certain of those is subject to an aggregate limit of $1 million dollars and expires with respect to any claims not made by March 31, 2009. The buyer also agreed to assume our obligations as tenant under a lease for laboratory and office facilities that expires in 2011; under the terms of that lease, although we are permitted to assign the lease, we remain liable with the assignee.  If the buyer were to default under the lease, we could suffer additional losses, the amount of which depends in part on the then-remaining terms of the leases and the potential to re-lease the facilities and mitigate damages. Ocimum has deposited in escrow $0.8 million to partially secure both Ocimum’s performance under the lease and payment of the $3.0 million promissory note.

Certain investments made by the Company may fluctuate in value, may be subject to impairment and may create an adverse impact on our financial results.

We have an investment in Xceed Molecular (formerly named MetriGenix, Inc.) with a book value as of December 31, 2007 of $3.0 million. This investment is subject to periodic evaluation for impairment. Since Xceed is a small private company in which we are a minority stockholder, the factors affecting an impairment analysis, which include potential revenue, cost of capital and fair market value of the entity, are not within our control and may be difficult to assess. There is no guarantee that, in the future, this investment might not be subject to an impairment charge.

We achieve our business objectives by relying on a combination of well understood and commercially available technologies, certain proprietary technologies, and trade secret expertise around how we use these technologies. We may not be able to protect our trade secrets that allow us to utilize these various technologies to achieve our business objectives.

The business relies on a variety of technologies that are well understood and available in commercial markets.  There is no way for the business to protect itself from competitors using the same technologies that we employ to evaluate compounds.  The business also relies in part on genomics databases and related software exclusively licensed to us for drug repositioning purposes.  However, it may be difficult for us to monitor or enforce the exclusive nature of our license. We rely on confidentiality agreements and other trade secret protective measures to protect our interests in proprietary trade secrets that are not patentable or for which patents are difficult to enforce. We have taken security measures to protect our proprietary know-how and confidential data and continue to explore further methods of protection. While we require all employees, consultants and customers with access to our trade secrets to enter into confidentiality agreements, we cannot be certain that we will be able to protect our trade secrets. Any material leak of confidential information into the public domain, or to third parties, could cause our business, financial condition and results of operations to suffer adverse consequences.

We may not be able to obtain adequate patent protection and/or regulatory exclusivity for the compounds we analyze to be commercially viable development opportunities.

Our patent position on compounds involves complex legal and factual questions. Legal standards relating to the validity of patent applications claiming new methods of using known chemical compounds or drugs are still evolving. Also, the compounds the Company analyzes typically are subject to pre-existing composition-of-matter patents, some of which were written to provide broad protection beyond the original compound’s indication.  Hence, the likelihood of patenting potential new therapeutic uses of drug repositioning candidates and the degree of protection afforded by such patents also is uncertain.

Specific risks and uncertainties that we face in the area of patent exclusivity include:
•	The pending patent applications we have filed, or to which we have licensed rights, may not result in issued patents or may take longer than we expect to result in issued patents;
•	The claims of any patents which are issued on our pending applications may not provide commercially meaningful protection or value;
•	The patents licensed or issued to us may not provide adequate exclusivity for all aspects of our proprietary technology;
•	Other companies may challenge patents issued or licensed to us; and
•	The patent protection available may not be deemed adequate protection by our partners or by the Company to invest in development for commercialization.

In addition to patent protection and in some cases in lieu of patent protection, we may rely on government regulations that provide for periods of exclusivity that are available to the developers of pharmaceutical products, such as the Hatch-Waxman regulations in the United States.  Regulatory rules that provide for market exclusivity vary by country both in terms of the criteria that must be present for obtaining such exclusivity and the periods of time during which such exclusivity continues.  The standards relating to regulatory exclusivity are constantly evolving and may be difficult to attain.  Not being able to rely on such regulatory exclusivity may detrimentally impact decisions made by the Company and/or its partners to invest in compound development opportunities.

We may need to initiate patent enforcement litigation or be subject to future infringement claims.

Various organizations, including companies, academic and non-profit institutions are developing technologies in the drug repositioning field. Many of these technologies are subject to the same evolving legal standards and related uncertainties about patent protection associated with compounds in which we have an interest. Therefore, it may be necessary for us to initiate litigation to protect and enforce our intellectual property rights.

We also face risks that patents issued to other organizations may restrict our ability to do business, and that we may be unable to obtain or maintain licenses providing freedom to operate on acceptable terms. Thus, the technologies upon which our drug repositioning business relies, may be subject to claims that they infringe the patents or proprietary rights of others. In addition, the Company or its partners’ ability to file patents on new uses for compounds that the Company discovered may be subject to claims that they infringe the patents or proprietary rights of others.  Therefore, we could be sued by parties alleging patent infringement.

The risk of involvement in patent litigation may increase as our drug repositioning and development business expands, more patents are issued and other organizations begin to compete in our business. We could incur substantial litigation costs to defend ourselves in patent infringement suits brought by other parties or to initiate such suits. In addition, patent litigation could cause disruption in our business activities and divert management’s time and attention from the operation of our business.

In the past we purchased reagents made by Enzo BioChem, Inc. from Affymetrix Inc., and also directly from Enzo. In late 2003, Enzo sued Affymetrix, alleging, among other things, that Affymetrix had agreements with the Company and other named customers to supply the Enzo reagent for use by such customers in potential violation of Enzo’s rights. That suit continues, but we have not been made a party to that suit. It is possible that Enzo could in the future make claims or initiate litigation against us in connection with our prior use of their reagent.

Our Common Stock is subject to the possibility of delisting from the NASDAQ Global Market.

Our common stock is currently listed on the NASDAQ Global Market and is subject to certain listing requirements. These requirements include maintaining a minimum closing bid price of $1.00 per share. On December 14, 2007 we received a notice from the NASDAQ Stock Market, or NASDAQ, that for the previous 30 business days our common stock had not met the $1.00 minimum closing bid price requirement for continued listing on the NASDAQ Global Market, as specified by Marketplace Rule 4450(a)(5). Although the notification of non-compliance has no effect on the listing of our common stock at this time and we have 180 calendar days, or until June 11, 2008, to regain compliance by having the closing bid price of our common stock equal or exceed $1.00 per share for a minimum of 10 consecutive trading days, there is no guarantee that we will be able to regain compliance. Additionally, NASDAQ may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days before determining that we have demonstrated an ability to maintain long-term compliance.

If we do not regain compliance with the minimum bid price requirement by June 11, 2008, NASDAQ will provide us written notification that our common stock is subject to delisting. We plan to seek shareholder approval at our annual stockholders meeting of an amendment to the charter of the Company to effect a reverse stock split, intended to enable the Company to return to compliance with the listing requirements, but there is no assurance that such a proposal will be approved by the shareholders or that it will be successful in enabling the Company to continue to retain its listing.

If we fail to meet the continued listing requirements of the NASDAQ Global Market and our common stock is delisted, trading in our common stock, if any, could be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the NASDAQ Global Market, and our stock price, as well as the liquidity of our common stock, would be adversely affected as a result. Delisting would also negatively impact our ability to sell our common stock and secure additional financing.

We may be unable to identify a satisfactory strategic alternative to enable us to capitalize on our molecular diagnostics assets.

Although we have been seeking to identify strategic alternatives for our molecular diagnostics assets, there is no assurance that we will be successful in finding a partner willing to assist in the development of those assets or a buyer for those assets, on terms and conditions that are acceptable to us. If we are unable to identify an acceptable strategic alternative we may be forced to close or otherwise liquidate the business.

Our research and development activities are subject to governmental regulation. Our failure to comply with such regulations could adversely affect our ability to operate and conduct our research and development activities and could subject us to regulatory action and potential liability.

Laws and regulations in the U.S. and other countries have a significant impact on our research and development activities and will be a significant factor in the development activities of our partners. All of our compounds will require regulatory approval prior to clinical development by the FDA and similar regulatory authorities in other countries.  Various statutes and regulations govern or influence the manufacturing, safety, labeling, storage, and record keeping of compounds in development. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure to obtain, or delay in obtaining, regulatory approvals or failure to comply with such laws and regulations could materially adversely affect the ability to develop compounds in which we have an interest in a timely manner, or at all.

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

Our business involves limited animal testing and changes in laws, regulations or accepted clinical procedures or social pressures could restrict our use of animals in testing and adversely affect our research and development efforts.

Certain of the research and development efforts we conduct or sponsor involve the use of laboratory animals. Changes in laws, regulations or accepted clinical procedures may adversely affect these research and development efforts. Social pressures that would restrict the use of animals in testing or actions against us or our partners by groups or individuals opposed to testing using animals could also adversely affect these research and development efforts.

In addition, preclinical animal studies conducted by us or third parties on our behalf may be subject to additional regulations for certain animal species. Failure to comply with applicable regulations could impact the development of our compounds.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law and in our employment arrangements could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing stockholders.

Our amended and restated certificate of incorporation, our amended and restated bylaws and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of our stockholders.  These include provisions limiting the stockholders’ powers to remove directors, to take action by written consent instead of a stockholders’ meeting and to call a special meeting of the stockholders.  Additionally, the company’s staggered board of directors limits the ability of a person to replace a majority of the directors in any one particular election.  Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.  These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

In addition, we have agreements with certain employees to provide them with payments in the event of changes of control which could add to the cost of acquiring the Company and could also have a deterrent effect on a third party's decision to aquire the Company.

We do not expect to pay any dividends for the foreseeable future.  Our stockholders may never obtain a return on their investment.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.  Instead, we plan to retain any earnings to maintain and expand our existing operations and the development of our products.  Accordingly, for the foreseeable future, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.

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

Location	Approximate Square Footage	Operation	Type of Holding	Expiration

Gaithersburg, MD.*	57,410	Office	Sublease	2008

Gaithersburg, MD.	5,108	Office	Sublease	2013

Cambridge, MA.	19,093	Administrative, R&D	Lease	2013
	81,611
*We agreed to reimburse Ocimum for 50 % of the lease obligations for this facility for 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of the Company was held on Monday, December 10, 2007, at which the shareholders approved the following proposals:
•
The sale of the Company's Genomics Division associated with the Genomics Assets, which may be deemed to constitute a sale of substantially all of the Company's assets, to Ocimum Biosolutions, Inc. or its affiliate substantially upon the terms set forth in an asset purchase agreement dated as of October 14, 2007 by and between the Company, Ocimum and Ocimum (India) Biosolutions, Ltd.; and

•	An amendment of the Amended and Restated Certificate of Incorporation of the Company to change the Company’s name to Ore Pharmaceuticals Inc.

Because the following proposal required approval by holders of the majority of outstanding shares, and did not receive sufficient votes in favor, the shareholders did not approve the following proposal:
•
In the event, among others, that the Asset Purchase Agreement terminates for any reason, the sale by of all or substantially all of the Genomics Division assets to one or more third parties other than Ocimum on or before June 30, 2008 at a price not less than $6,000,000 and on such terms and conditions as the Board of Directors may approve.

The results of the voting at the special meeting were as follows:
	For	Against	Abstain
Sale of the Genomics Assets to Ocimum Biosolutions Inc. or its affiliate	18,287,190	510,211	892,574
Sale of all or substantially all of the Genomics Business assets to one or more third parties other than Ocimum Biosolutions Inc.	12,463,737	6,302,656	923,582
Amendment of the Amended and Restated Certificate of Incorporation to change the Company’s name to Ore Pharmaceuticals Inc.	17,498,983	1,477,214	713,778

No other matters were submitted to the shareholders at the special meeting.

Executive Officers

The following table sets forth, as of March 10, 2008, information regarding the names and ages of all our executive officers and their respective positions and offices with us.

Name	Age	Position
Charles L. Dimmler, III	65	Chief Executive Officer and President
Philip L. Rohrer, Jr.	51	Chief Financial Officer
F. Dudley Staples, Jr.	60	Senior Vice President, Secretary and General Counsel
Larry Tiffany	41	Interim Head, Commercial Operations, Ore Pharmaceuticals Inc.
		President & Chief Executive Officer, DioGenix Inc.

Charles L. Dimmler, III has served as President and Chief Executive Officer of the Company since March 2007. From March 2004 until November 2006, Mr. Dimmler served as Executive Chairman, and from August 2005 to November 2006, as Chief Executive Officer, of NOBEX Corporation, a privately-held biopharmaceutical company.  Since December 2003, Mr. Dimmler has served as Managing Principal of Newcastle Harbor, LLC, a privately-held family asset management firm specializing in investments in healthcare and life sciences enterprises.  From February 2001 through December 2003, Mr. Dimmler served as Chief Investment Officer of H. Lundbeck A/S, a pharmaceutical company listed on the Copenhagen stock exchange and Chief Executive Officer and Chairman of the Board of Directors of Lundbeck, Inc., a wholly-owned subsidiary of H. Lundbeck A/S.  Mr. Dimmler has served as a Director of the Company since May 1996.

Philip L. Rohrer, Jr. has served as Chief Financial Officer since prior to March 2003. Mr. Rohrer holds a B.A. in biology from Hood College and an M.S.M. from Frostburg State University.

F. Dudley Staples, Jr. has served as our Senior Vice President, Secretary and General Counsel since prior to March 2003. Mr. Staples holds a J.D. degree from the University of Virginia School of Law and a B.A. from Williams College.

Larry Tiffany has served as a senior vice president of the Company and President and Chief Executive Officer, DioGenix Inc. since December 2007. Currently he is also designated as Interim Head, Commercial Operations, Ore Pharmaceuticals. He was previously Senior Vice President, General Manager, Genomics beginning in June 2006. Prior to returning to Gene Logic, Mr. Tiffany was President and Chief Business Officer of Genetraks, an Australian-based veterinary molecular diagnostics firm, from August 2004 through June 2006. Prior to joining Genetraks, Mr. Tiffany was VP, Worldwide Business Development for Gene Logic from prior to March 2003 until July 2004. Mr. Tiffany holds a J.D. degree from Franklin Pierce Law Center; a M.S. in Biotechnology from The Johns Hopkins University; and a B.S. in Chemistry from Nazareth College.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our Common Stock is traded on the NASDAQ Stock Market under the symbol ORXE. Prior to January 3, 2008, it traded under the symbol GLGC. The following table sets forth information regarding the high and low closing prices for our Common Stock, for the periods indicated.

Year Ended December 31, 2007	High	Low
First Quarter	$2.88	$1.50
Second Quarter	$2.65	$1.25
Third Quarter	$1.76	$1.17
Fourth Quarter	$1.26	$0.74

Year Ended December 31, 2006
First Quarter	$4.80	$3.24
Second Quarter	$4.65	$1.27
Third Quarter	$1.86	$1.11
Fourth Quarter	$2.08	$1.38

Holders

On March 10, 2008, the last reported sale price of our Common Stock on the NASDAQ Stock Market was $0.50. As of March 10, 2008, there were approximately 61 registered holders of record of our Common Stock, including one company, Cede & Co., which is the Registered Nominee for the Depository Trust Company, acting as holder of record for beneficial holders whose stock is held in street name.

Dividend Policy

Since we became a public company, we have not paid dividends on our Common Stock. Currently, we intend to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.

	Annual Return Percentage,
	Years Ending December 31,
Company Name/Index	2003	2004	2005	2006	2007
Ore Pharmaceuticals Inc.	-17.48	-29.09	-8.95	-54.03	-47.41
NASDAQ Composite	50.79	9.16	2.12	10.39	13.87
NASDAQ Biotechnology	45.74	6.11	2.82	1.01	4.59

	Base Period
	Annual Return Percentage,
	Years Ending December 31,
Company Name/Index	2003	2004	2005	2006	2007
Ore Pharmaceuticals Inc.	82.52	58.51	53.27	24.49	12.88
NASDAQ Composite	150.79	164.60	168.08	185.55	211.29
NASDAQ Biotechnology	145.74	154.64	159.01	160.62	167.99

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 and with respect to the consolidated balance sheets as of December 31, 2007 and 2006 have been derived from audited consolidated financial statements included as part of this Form 10-K . The statements of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this Form 10-K, after classifying the operations of the Genomics and Preclinical Divisions as discontinued operations (see Note 2 to the Consolidated Financial Statements included in Item 15(a) of this Form 10-K).

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Revenue:
Drug repositioning and development services	$1,596	$36	$588	$-	$-

Expenses:
Research and development	10,260	8,403	6,552	1,215	-
Selling, general and administrative	11,101	12,167	13,159	979	-
Total expenses	21,361	20,570	19,711	2,194	-
Loss from operations	(19,765)	(20,534)	(19,123)	(2,194)	-
Interest (income), net	(1,988)	(2,694)	(2,625)	(1,395)	(1,652)
Other (income) expense	-	-	-	-	(327)
Write-down of other-than-temporary decline
in value of marketable securities available-for-sale	-	-	719	-	-
Write-down of long-term equity investments	-	275	-	-	4,268
Loss from continuing operations	(17,777)	(18,115)	(17,217)	(799)	(2,289)
Loss from discontinued operations	(16,911)	(36,595)	(31,087)	(27,721)	(22,482)
Net loss	$(34,688)	$(54,710)	$(48,304)	$(28,520)	$(24,771)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.56)	$(0.57)	$(0.54)	$(0.03)	$(0.08)
Loss from discontinued operations	(0.53)	(1.15)	(0.98)	(0.88)	(0.74)
Net loss	$(1.09)	$(1.72)	$(1.52)	$(0.91)	$(0.82)
Shares used in computing basic and diluted
net loss per share	31,875	31,807	31,744	31,493	30,112

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securites
available-for-sale	$32,800	$50,110	$82,125	$102,915	$111,823
Working capital	28,299	43,214	67,600	96,059	111,015
Total assets	45,979	90,273	160,719	207,081	227,366
Total long-term debt and capital lease agreements	528	577	825	1,008	1,174
Total stockholders' equity	37,371	71,090	124,856	172,828	199,589

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Ore Pharmaceuticals is a drug repositioning and development company focused on discovery of new indications for drugs and drug candidates.  Our indication seeking program provides an efficient and cost-effective approach for systematically uncovering a compound’s biological activity and identifying potential new indications of therapeutic effects.  Our goal is to provide to pharmaceutical companies drug compounds that have already been successfully tested for safety in Phase I clinical trials and for which we have identified new therapeutic uses that can be reinstated or introduced into their development pipelines at Phase Ib or IIa of human clinical trial testing.

Our objective is to produce income by:
•	Monetizing compounds from our own development pipeline through out-licensing or various forms of collaboration; and
•	Earning milestones and royalties from our pharmaceutical company partners who reinstate their compounds back into their own development pipelines for therapeutic uses we have identified.

We will develop our own pipeline of drug compounds by identifying and analyzing promising unpartnered compounds in the public domain and by acquiring rights to develop partnered compounds for which we identify new therapeutic uses when our partners choose not to reinstate compounds into their own pipeline.  In 2006, we acquired certain rights to develop our first proprietary compound from Millennium.  We have identified potential new therapeutic uses for this clinical-stage, small molecule drug candidate (GL1001) to treat inflammatory bowel disease (IBD) and other gastro-intestinal diseases and conditions; GL1001 has shown indications of efficacy at relevant doses in in vivo testing for IBD.  The Company is conducting additional validation and development testing and intends to initiate clinical testing in 2008 while actively seeking to out-license or partner the further clinical development and commercialization of GL1001.  We currently expect to file with the U.S. Food and Drug Administration an Investigative New Drug Application (IND) for GL1001 during mid-2008.

We also work with pharmaceutical companies to find new therapeutic uses for their compounds.  To do that, we enter into partnership agreements with pharmaceutical companies that provide us with access to their proprietary compounds that have previously been assessed as safe in human clinical trials and that have been subsequently discontinued in development.  We currently have drug repositioning and development partnerships with eight pharmaceutical partners: Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Co., NV Organon, Abbott Laboratories, H. Lundbeck, Merck-Serono and Solvay.  Under these agreements, our partners provide us with compounds that we analyze using our indication seeking program to identify new therapeutic uses.  Our drug repositioning and development agreements vary somewhat as to specific terms, but generally, we are entitled to receive success-based payments when certain milestones are achieved.  If all milestones are achieved for a compound, the totals could range from $60-100+ million per compound.  If a compound is returned by our partners to commercial development, we are entitled to receive royalty payments, as a percentage of sales that range from single- to low double-digits and are generally tiered according to sales volume.  In most cases, if our partner decides not to take the compound back into development, we have an option to obtain development rights for a pre-negotiated amount and our partner would receive success-based milestone payments and royalties on sales.

Our agreement with Organon involves co-ownership and co-development of repositioned compounds, and it therefore differs substantially from our other agreements.

Once we obtain actual supplies of the compounds, we apply at our own risk and expense our indication seeking program to identify potential new uses for them.  This program consists of genomics databases and bioinformatics software developed by Ore Pharmaceuticals over the past ten years, and proprietary biological screening technologies acquired from Millennium in 2004 that have undergone subsequent further development.  To date, we have initiated evaluation of more than 100 compounds provided by our pharmaceutical company partners.  We have been able to propose alternative indications for approximately one third of the compounds for which the full evaluations have been completed.  Some of the compounds for which we have found new indications have or will progress to in vivo validation and/or efficacy studies to evaluate and support their suitability for re-entering clinical trials for the proposed new indications.  Typically, we pay for the validation studies, subject in most cases to reimbursement from our partners for costs in excess of an agreed amount.  After completion of the initial validation study, a partner may wish to conduct additional studies to learn more about the efficacy of the compound for the new indication before deciding whether to reinstate the compound into its development pipeline.  Generally, our partners would conduct these in vivo efficacy studies at their own expense.  We expect that some portion of the partnered compounds will have successful outcomes in the in vivo tests and will be selected by our partners to re-enter clinical trials, but we do not yet have sufficient data to estimate the rate of clinical trial re-entry.  We do not expect to derive revenue from reinstatement of compounds into our pharmaceutical partners’ pipelines until after 2008.

We expect that our pharmaceutical partners will choose not to develop some of the compounds for which we identify new uses for a variety of reasons that may include: (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety and toxicity issues; (iii) patient variability in responding to a compound; (iv) the new use may be in a therapeutic area in which the partner is not involved; (v) the compound may compete with another product that the partner has in development; (vi) competing products may already be on the market and have established market acceptance; (vii) the intellectual property and/or regulatory protection for the new therapeutic use may not be adequate and (viii) insufficient potential economic return for the company developing the compound.  In most cases, we have the option to acquire development rights to candidates rejected by our pharmaceutical partners for consideration, consisting of an initial development fee and future development milestones and royalties on sales.

Our transformation into a drug repositioning and development company, which began in 2004 with the biological screening technologies acquired from Millennium, continued with the sale of our Genomics Assets in 2007 and Preclinical Division in 2006. We also continue to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to additional sources of funding and new strategic relationships with pharmaceutical companies and other third parties.

In December 2007, we completed the sale of our Genomics Assets to Ocimum for a sales price of $10.0 million, of which $7.0 million was received at closing and the balance is payable pursuant to a $3.0 million non-interest bearing promissory note due 18 months from the date of closing.  The note has been recorded in other assets, net of a discount of $0.3 million due to imputed interest.  In connection with the sale of our Genomics Assets, we agreed to indemnify Ocimum in the event of a breach of its representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations of our former Genomics laboratory and office facility, subject to our agreement to reimburse Ocimum for 50% of the lease obligations for 2008 for space that we currently intend to occupy.  In the event of Ocimum’s default under the lease, which expires in February 2011, we could be liable for the amounts due under the lease that could total $2.8 million (not including our lease obligations in 2008).  Ocimum has deposited in escrow $0.8 million to partially secure both Ocimum’s performance under the lease and payment of the $3.0 million promissory note.  We have retained full rights in perpetuity to use the databases of our former Genomics business, existing as of closing, for our drug repositioning business.  We also retained certain assets associated with our molecular diagnostics business and continue to explore strategic alternatives for these assets. The Genomics Division provided proprietary genomic and toxicogenomic databases, toxicogenomics services, software tools and data generation and analysis and other related services.

In December 2006, we completed the sale of Gene Logic Laboratories Inc., our Preclinical Division, to Bridge Pharmaceuticals, Inc. (“Bridge”) for a sales price of $15.0 million, of which $13.5 million was received at closing and $1.5 million was held in escrow for 12 months to guarantee certain obligations under the agreement.  Of the amount held in escrow, $1.1 million was paid to us in December 2007.  Substantially all of the remaining balance was paid to us in early 2008.  Our guarantees of two leases formerly used by our Preclinical Division continue in effect and Bridge agreed to indemnify us with respect to such guarantees.  In the event of Bridge’s default under these leases, which expire in February 2011 and December 2013, we could be liable for the amounts due under the lease that total $1.7 million and $4.2 million, respectively.  The Preclinical Division provided contract research services enabling customers to assess the safety and pharmacologic effects of compounds.

Operations of both the Genomics Division and Preclinical Division up through the date of sale, as well as the resulting loss on disposal have been classified as discontinued operations in the accompanying financial statements.

We have incurred net losses in each year since our inception, including losses of $34.7 million in 2007, $54.7 million in 2006 and $48.3 million in 2005.  At December 31, 2007, we had an accumulated deficit of $350.4 million.  Our losses have resulted principally from costs incurred from our recently disposed of Genomics and Preclinical Divisions, and the development of our Drug Repositioning and Development business.  These costs have exceeded our revenue and we expect to incur additional losses in the future.

Results of Continuing Operations

With the completion of the sale of our Genomics Assets in December 2007, the Genomics Division has been classified as a “Discontinued Operation” for historical financial statement purposes.  Previously, following its sale in December 2006, our Preclinical Division had also been classified as a Discontinued Operation.  Our remaining continuing operations consist of our Drug Repositioning and Development business and, to a much lesser extent, our molecular diagnostics business.  In addition, certain expenses previously allocated to the operations that were discontinued that we have subsequently determined would not be eliminated as a result of the divestitures, have been re-allocated to Drug Repositioning and Development for all periods presented.  Expenses for our molecular diagnostic business are also included in our operating expenses from continuing operations; however, these expenses are not considered material to Ore Pharmaceuticals.

Years Ended December 31, 2007 and 2006

Revenue.  Revenue from continuing operations increased to $1.6 million in 2007 from less than $0.1 million in 2006.  During 2007 and 2006, one customer accounted for greater than 10% of our total revenue.  The 2007 increase in revenue resulted from a licensing agreement with H. Lundbeck for certain technology rights unrelated to our core drug repositioning and development business.  We expect to derive revenue primarily from the out-licensing of our drug candidate, GL1001, and other compounds we may add to our pipeline and the achievement of milestones and royalties under our drug repositioning and development agreements.  We expect to begin to generate revenue from out-licensing our drug candidate, GL1001, in late 2008, which may not occur.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and, to a lesser degree, further development of our proprietary drug candidate, GL1001, increased to $10.3 million for 2007 from $8.4 million for 2006.  The increase was primarily the result of an increase in the number of in vivo validation studies begun under the terms of our drug repositioning partnerships and the 2007 amount includes $1.0 million in costs associated with further development efforts for our clinical-stage compound, GL1001.  For 2008, we expect research and development expenses to increase modestly, primarily as a result of further development of GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $11.1 million for 2007 from $12.2 million for 2006.  The decrease is largely due to lower employee and facility related costs.  For 2008, we do not expect an increase in selling, general and administrative expenses.

Net Interest Income. Net interest income decreased to $2.0 million for 2007 from $2.7 million for 2006, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale, partially offset by increases in our rates of return on investments.

Write-down of Equity Investment. In connection with our investment in Xceed Molecular (“Xceed”, formerly MetriGenix Corporation), we had been issued a warrant which would enable us to maintain our ownership position in Xceed.  Under the terms of the agreement, in 2006, the warrant was terminated and we recorded a $0.3 million write-down of the fair value of this warrant.  At December 31, 2007, the remaining book value of our investment in Xceed was $3.0 million, which we believe approximates fair value.

Years Ended December 31, 2006 and 2005

Revenue.  Revenue from continuing operations decreased to less than $0.1 million in 2006 from $0.6 million in 2005.  During 2006 and 2005, one customer accounted for greater than 10% of our total revenue.  The decrease in 2006 reflects the timing of work under a drug development agreement with Millennium which was substantially completed in 2006.

Research and Development Expense. Research and development expenses increased to $8.4 million for 2006 from $6.6 million for 2005.  The increase was primarily the result of large numbers of evaluations of drug candidates begun under the terms of our drug repositioning partnerships.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $12.2 million for 2006 from $13.2 million for 2005.  The decrease is largely due to lower employee and facility related costs.

Net Interest Income. Net interest income remained relatively flat at $2.7 million for 2006 compared to $2.6 million for 2005.

Write-down of Other-than-Temporary Decline in the Value of Marketable Securities Available-for-Sale. In 2005, we recorded a $0.7 million write-down of our investment in Avalon Pharmaceuticals, Inc., due to an other-than-temporary decline in its estimated market value.

Liquidity and Capital Resources

From inception through December 31, 2007, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of December 31, 2007, we had approximately $32.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $50.1 million as of December 31, 2006.

Net cash from operating activities from continuing operations decreased to a negative $17.7 million for 2007 from a negative $22.6 million for 2006, primarily due to the timing of customer payments and a $3.5 million payment in 2006 to Millennium.  We presently anticipate that our use of cash for 2008 will be lower than for 2007, based on certain assumptions as to revenue and cash receipts for 2008, including the possible out-licensing of GL1001 in late 2008, which may not occur. However, we currently expect our cash usage for the first half of 2008 to be higher than that for the second half due in significant part to the timing of payments related to the expenses incurred in connection with the sale of our Genomics Assets and compensation expenses including retention, severance and bonus payments.

During 2007 and 2006, our investing activities consisted primarily of purchases and sales of available-for-sale securities and capital expenditures.  Capital expenditures for each of 2007 and 2006 were relatively flat at $0.6 million.  For 2008, we do not expect the level of capital expenditures to be significant.

In December 2007, upon completion of the sale of our Genomics Assets to Ocimum as described above, we received $7.0 million in cash at closing less transaction costs of $1.9 million; the balance of the sales price is payable pursuant to a $3.0 million non-interest bearing promissory note due 18 months from the date of closing.  Ocimum also assumed the lease obligations of our former Genomics laboratory and office facility, subject to our agreeing to reimburse Ocimum for 50% of the lease obligations for 2008 for space that we currently intend to occupy and subject to any remaining liability we may have under the lease if Ocimum fails to perform.

In December 2006, upon completion of the sale of Gene Logic Laboratories Inc., our Preclinical Division, to Bridge as described above, we received $13.5 million in cash at closing less transaction costs of $1.4 million and $1.5 million was held in escrow for 12 months to guarantee certain obligations under the agreement.  Of the amount held in escrow, $1.1 million was paid to us in December 2007.  Substantially all of the remaining balance was paid to us in early 2008.  In January 2007, we repaid $1.2 million to Bridge in conjunction with the final reconciliation of cash balances associated with the sale of our Preclinical Division.  In July 2007, we paid $0.7 million to Bridge for the final adjustment to the sale price.

On March 14, 2008, we entered into an agreement with a member of our Board of Directors to repurchase 4,602,127 shares owned directly or indirectly for $3.3 million (the “Repurchase”).  In addition, we agreed to reimburse certain fees and expenses amounting to $0.1 million associated with the Repurchase and to pay Board retainer and meeting fees amounting to less than $0.1 million through the remainder of the director’s term (through June 2009).  In connection with the Repurchase, the director has resigned from the Company’s Board of Directors and surrendered stock options for 30,000 shares of the Company’s common stock previously granted.

Specific future financial commitments from continuing operations as of December 31, 2007 are set forth in the following table:

	Total	2008	2009 & 2010	2011 & 2012	Beyond 2012
Long-term debt	$531	$504	$27	$-	$-
Operating leases	7,460	1,479	2,484	2,573	924
Total	$7,991	$1,983	$2,511	$2,573	$924

Assuming we realize our objectives as to revenue and cash receipts for 2008, we believe that existing cash, cash equivalents and marketable securities available-for-sale and anticipated potential payments from the out-licensing of our compounds will be sufficient to support our operations for at least the next two years. We expect long-term support of our operations to come from additional out-licensing payments (including up-front payments, milestones and royalties) and milestones and royalties from our drug repositioning partnerships.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Factors” elsewhere in this Form 10-K.

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

We expect to enter into contractual arrangements with multiple deliverables.  If we are unable to determine objectively and reliably the fair value of individual undelivered elements, we recognize all revenue using the revenue recognition method appropriate to the predominant undelivered element.  We also defer the direct and incremental expenses associated with the delivery of services for which revenue has been deferred and recognize these expenses as we recognize the related revenue.  The timing of revenue recognition associated with agreements we enter into in future periods may also be dependent on our ability to objectively and reliably determine the fair value of deliverables included in those agreements.

Goodwill and Intangible Assets Impairment

In connection with the sale of our Genomics Assets, we allocated $2.1 million of goodwill to the disposition of such assets with the remaining amount of $0.6 million being allocated to our molecular diagnostics business.  The allocation of goodwill was based on the respective fair values of each of our Genomics Assets and molecular diagnostics business.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual impairment test of our goodwill and periodic reviews of our other intangible assets.  In addition, we are required to test for impairment at any point we have an indication that impairment may exist.  We have elected to perform our annual impairment test of goodwill as of October 1.  As part of our annual testing of goodwill, we determined that no impairment existed in the carrying value of goodwill.  This assessment was based on estimates of fair value we obtained as a result of exploring our strategic alternatives for both our Genomics business, as well as our molecular diagnostics business.

Our assessment of fair value is dependent on subjective estimates we make of inherently uncertain future net cash flows as a result of exploring our strategic alternatives for our molecular diagnostics business.  Accordingly, our estimates of future net cash flows may change as market conditions and circumstances dictate.  Future impairment tests of goodwill and other intangibles may result in additional impairment charges based on these changing estimates.

Equity Investments

Following the write-down of $0.3 million in 2006, we hold an equity investment in one company (Xceed Molecular, formerly MetriGenix) with a remaining book value of $3.0 million as of December 31, 2007.  We record an investment impairment charge when indicators of impairment exist and it is believed that an investment has experienced a decline in value that is other-than-temporary.  Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Stock-Based Compensation

In 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires us to expense the fair value of stock-based compensation awards of our various stock-based compensation programs over the requisite service period of the award.  We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of our common stock, life of stock options and forfeiture rates.  Future adverse changes in such assumptions could result in us recording increased stock-based compensation expenses for stock-based compensation awards granted/issued in the future.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We are currently evaluating the impact of this standard and do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure and transition.  If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements.  We adopted FIN 48 on January 1, 2007 for which there was no cumulative effect of applying the provisions of this interpretation.  We classify interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.  There were no interest or penalties recognized in the Consolidated Statement of Operations for the year ended December 31, 2007 and the Consolidated Balance Sheet at December 31, 2007.  We do not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.  We and our subsidiaries filed consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions.  We are subject to tax examination in its major tax jurisdictions for all years since inception.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R revises SFAS 141, “Business Combinations”.  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e., the date the acquirer obtains control).  Presently, an acquisition is valued as of the date the parties agree upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  We will adopt SFAS 141R for business combinations for which the acquisition date occurs after January 1, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to financial market risks, including changes in interest rates and the underlying credit of the U.S. Government and its agencies and corporate debt issuers.  At December 31, 2007, we had cash and cash equivalents of approximately $26.3 million and marketable securities available-for-sale of an additional $6.5 million.  We invest our excess cash primarily in money market funds, obligations of the U.S. Government and its agencies and marketable debt securities of companies with strong credit ratings.  These instruments have maturities of twenty-four months or less when purchased.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.  Based on our cash and cash equivalents and marketable securities available-for-sale balances at December 31, 2007, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the loss from continuing operations of approximately $0.3 million for the year ended December 31, 2007.  Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm, appear on pages F-1 through F-20 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8 of this Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting.  This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”).  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of the December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15(a) of this Form 10-K.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification Of Directors

The information required by this item is incorporated by reference to the information set forth in the section entitled “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days following the Company’s fiscal year ended December 31, 2007 (the “Proxy Statement”).

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

(a)3. Index to Exhibits

Exhibit Number	Description of Document

2.2	Stock Purchase Agreement, dated December 15, 2006, between Registrant and Bridge Pharmaceuticals, Inc. (23)
2.3	Asset Purchase Agreement by and between Gene Logic inc. and Ocimum Biosolutions (India) Limited and Ocimum Biosolutions Inc. dated as of October 14, 2007. (30)
2.3a	Letter Agreement dated as of December 12, 2007 by and between Gene Logic Inc., Ocimum Biosolutions, Inc. and Ocimum Biosolutions (India) Limited. (31)
2.3b	Letter Agreement dated as of December 14, 2007 by and between Gene Logic Inc., Ocimum Biosolutions, Inc. and Ocimum Biosolutions (India) Limited. (31)
3.1	Amended and Restated Certificate of Incorporation filed November 26, 1997. (1)
3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed on December 18, 2007 changing Company name to Ore Pharmaceuticals (30)
3.2	By-Laws, as amended and restated as of December, 20 2007. (32)
4.1	Reference is made to Exhibits 3.1, 3.1.1 and 3.2.
4.2	Specimen stock certificate. (1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers. (1)
*10.2	Registrant's 1997 Equity Incentive Plan, as amended (the "Stock Plan"). (16)
*10.3	Form of Stock Option Agreement under the Stock Plan. (1)
*10.4	Form of Stock Option Grant Notice. (1)
*10.5	Registrant's Employee Stock Purchase Plan, as amended, and related offering document. (13)
*10.6	Registrant's 1997 Non-Employee Directors' Stock Option Plan, as amended. (2)
*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors' Stock Option Plan. (1)
*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan. (12)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler. (1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler. (1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC. (1)
10.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC. (7)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow. (3)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix. (superceded)(10)
10.50a	Letter Agreement, amending Agreement effective January 1, 2002, between Registrant and Affymetrix, Inc. (superceded)(5)(B)
10.50b	Service Provider Agreement, effective January 1, 2006, between Registrant and Affymetrix, Inc. (21)
10.50c	Biotech Access Agreement, effective January 1, 2007, between Registrant and Affymetrix, Inc. (27)
10.50d	Service Provider Agreement, effective January 1, 2007, between Registrant and Affymetrix, Inc. (27)
*10.55	Executive Severance Plan, as amended February 2001. (8)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr. (4)
*10.58a	Second Amendment to Executive Employment Agreement, dated as of February 23, 2007, between registrant and Philip L. Rohrer, Jr. (28)
*10.58b	Third Amendment to Executive Employment Agreement, dated as of January 1, 2008, between Registrant and Philip L. Rohrer, Jr. to be filed with Q1 10Q. (28)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC. (6)
*10.75	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr. (11)
10.78	Settlement and Nonexclusive License Agreement, dated January 10, 2001, between Registrant and Incyte Corporation. (15)(A)
10.79	Lease Agreement, dated November 20, 1999, between TherImmune Research Corporation and Rickman Associates. (15)
10.80	Lease Agreement for 620 Professional Drive, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C. (15)
10.80a	Guarantee of Lease Agreement dated April 1, 2003, between Gene Logic Inc. and Oxbridge Development at Crown Pointe, L.C. (28)
10.81
Lease Agreement for 610 Professional Drive, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002. (15)

10.81a	Third Amendment to Lease dated June 22, 2001, between TherImmune Research Corporation and Oxbridge

10.81b	Guarantee of Lease Agreement dated April 1, 2004, between Gene Logic Inc. and Oxbridge Development at Crown Pointe, L.C. (28)
*10.83	Employment Agreement, dated November 4, 2004, between Registrant and Dennis A. Rossi. (17)
*10.84	Employment Agreement, dated November 4, 2004, between Registrant and Joanne M. Smith-Farrell. (17)
10.85	Asset Purchase Agreement, dated July 22, 2004, between Registrant and Millennium Pharmaceuticals, Inc. (17)(B)
10.85a	Compound Transfer and Development Agreement, dated July 26, 2006, between Registrant and Millennium Pharmaceuticals, Inc. (34)(C)
10.86	Lease Agreement, dated July 31, 2004, between Registrant and Thirty-Eight Sidney Street Limited Partnership. (17)
10.87	Lease Agreement, dated October 5, 2004, between Registrant and ARE-Maryland No. 23, LLC. (5)
10.87a	Agreement for Termination of Lease and Voluntary Surrender of Premises dated September 28, 2006, between Registrant and ARE-Maryland No. 23, LLC. (22)
*10.88	Employment Agreement, dated March 10, 2005, between Registrant and V.W. Brinkerhoff, III. (20)
*10.88a	Second Amendment to Employment Agreement, dated February 23, 2007, between Registrant and V. W. Brinkerhoff, III. (28)
10.90	License and Sublicense Agreement, dated September 12, 2005, between Registrant and Promega Corporation. (14)(C)
10.91	License Agreement for Real-Time In Vivo Imaging Technology, effective November 17, 2004, between Registrant and Xenogen Corporation. (14)(C)
10.91a	Amendment to License Agreement for Real-Time In Vivo Imaging Technology, effective November 22, 2005, between Registrant and Xenogen Corporation. (14)(C)
*10.92	2006 Performance Year Incentive Compensation Plan. (14)
10.92a	2007 Performance Year Incentive Compensation Plan. (28)
*10.93	Employment Agreement, dated June 21, 2006, between Registrant and Larry Tiffany. (24)
*10.93b	Amendment to Employment Agreement, dated December 6, 2006 between Registrant and Larry Tiffany. (28)
*10.93c	Executive Employment Agreement, dated February 1, 2007, between Registrant and Larry Tiffany. (28)
*10.94	Amendment to Employment Agreement, dated August 31, 2006, between Registrant and Larry Tiffany. (25)
*10.95	Amendment to Employment Agreement, dated October 24, 2006, between Registrant and each of Mark D. Gessler, Philip L. Rohrer, Jr., F. Dudley Staples, Joanne Smith-Farrell and Louis A. Tartaglia. (26)
*10.96	Form of Restricted Stock Agreement under the Stock Plan. (28)
*10.97	Employment Agreement, signed July 9, 2007, between Registrant and Charles L. Dimmler, III (28)
10.98	Advisory Services Agreement between Registrant and Louis Tartaglia, dated as of October 26, 2007. (33)
10.99	Asset Purchase Agreement by and between Gene Logic inc. and Ocimum Biosolutions (India) Limited and Ocimum Biosolutions Inc. dated as of October 14, 2007. (30)
10.99a	Amendment 1 to the Asset Purchase Agreement dated as of December 12, 2007 by and between Gene Logic Inc., Ocimum Biosolutions, Inc. and Ocimum Biosolutions (India) Limited. (31)
10.99b	Amendment 2 to the Asset Purchase Agreement dated as of December 14, 2007 by and between Gene Logic Inc., Ocimum Biosolutions, Inc. and Ocimum Biosolutions (India) Limited. (31)
10.100	License Agreement dated as of December 14, 2007 by and between Gene Logic Inc. and Ocimum Biosolutions, Inc. (31)
10.101	License Agreement dated as of December 14, 2007 by and between Gene Logic Inc. and Ocimum Biosolutions, Inc. (31)
10.102	Secured Note dated as of December 14, 2007 from Ocimum Biosolutions (India) Limited and Ocimum Biosolutions, Inc. to Gene Logic Inc. (31)
10.103	Sublease dated as of December 14, 2007 by and between Gene Logic Inc. and Ocimum Biosolutions, Inc. (31)
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________________________
*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 19, 2003, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed on July 31, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 5, 2003, filed on April 25, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(16)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 1, 2006, filed on April 24, 2006, and incorporated herein by reference.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004, and incorporated herein by reference.

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

(27)
Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to Board approval of the 2006 Performance Year Incentive Compensation Plan, filed on March 1, 2006, and incorporated herein by reference.

(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A with respect to the Company’s employment of the named executives, filed on July 12, 2007, and incorporated herein by reference.

(30)
Filed as an exhibit to Registrant’s Proxy Statement on Form DEFA14A with respect to the Special Meeting of Stockholders held on December 14, 2007, filed on October 18, 2007, and incorporated herein by reference.

(31)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s entry into certain material agreements, filed on December 18, 2007, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to an amendment to the By-laws, filed on December 20, 2007, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A with respect to an advisory services agreement, filed on October 18, 2007, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 14, 2008, and incorporated herein by reference.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2008.

ORE PHARMACEUTICALS INC.

By: /s/ CHARLES L. DIMMLER, III
Charles L. Dimmler, III
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ CHARLES L. DIMMLER, III	Chief Executive Officer,	March 14, 2008
(Charles L. Dimmler, III)	President and Director
(Principal Executive Officer)

/s/ PHILIP L. ROHRER, JR.	Chief Financial Officer	March 14, 2008
(Philip L. Rohrer, Jr.)	(Principal Financial and
Accounting Officer)

/s/ MICHAEL J. BRENNAN	Director	March 14, 2008
(Michael J. Brennan, M.D., Ph.D.)

/s/ FRANK L. DOUGLAS	Director	March 14, 2008
(Frank L. Douglas, M.D, Ph.D.)

/s/ MARK GABRIELSON	Director	March 14, 2008
(Mark Gabrielson)

/s/ MARK D. GESSLER	Director	March 14, 2008
(Mark D. Gessler)

/s/ G. ANTHONY GORRY	Director	March 14, 2008
(G. Anthony Gorry, Ph.D.)

/s/ J. STARK THOMPSON	Chairman of the Board	March 14, 2008
(J. Stark Thompson, Ph.D.)

/s/ DAVID URDAL	Director	March 14, 2008
(David Urdal, Ph.D.)

Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.)

Report of Independent Registered Public Accounting Firm –

Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.):

We have audited Ore Pharmaceuticals Inc.’s (formerly Gene Logic Inc.) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ore Pharmaceuticals Inc.’s (formerly Gene Logic Inc.) management is responsible for maintaining effective internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.) and subsidiaries, and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 14, 2008

Report of Independent Registered Public Accounting Firm –

Consolidated Financial Statements

The Board of Directors and Stockholders Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.):

We have audited the accompanying consolidated balance sheets of Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ore Pharmaceuticals Inc. (formerly Gene Logic Inc.) and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for stock-based compensation upon the adoption of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ore Pharmaceuticals Inc.’s (formerly Gene Logic Inc.) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 14, 2008

ORE PHARMACEUTICALS INC. (FORMERLY GENE LOGIC INC.)

Consolidated Balance Sheets
as of December 31, 2007 and 2006
(in thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,323	$25,700
Marketable securities available-for-sale	6,477	24,410
Accounts receivable, net of allowance of $0 and $45 in 2007 and 2006, respectively	1,953	3,327
Prepaid expenses	910	367
Other current assets	1,185	2,658
Assets of discontinued operations	-	4,555
Total current assets	36,848	61,017
Property and equipment, net	2,101	2,922
Long-term investment	2,964	2,964
Goodwill	554	554
Other intangibles, net	836	355
Other assets	2,676	726
Assets of discontinued operations	-	21,735
Total assets	$45,979	$90,273
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,120	$3,703
Payable to Bridge Pharmaceuticals	-	1,727
Accrued compensation and employee benefits	2,516	2,080
Other accrued expenses	2,912	3,947
Accrued restructuring costs	-	1,941
Current portion of long-term debt	501	499
Deferred revenue	1,500	-
Liabilities of discontinued operations	-	3,906
Total current liabilities	8,549	17,803
Long-term debt, net of current portion	27	78
Deferred rent	32	79
Liabilities of discontinued operations	-	1,223
Total liabilities	8,608	19,183
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued
and outstanding as of December 31, 2007 and 2006	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 32,242,588 and
31,820,273 shares issued and outstanding as of December 31, 2007 and 2006, respectively	322	318
Additional paid-in-capital	387,463	386,530
Accumulated other comprehensive loss	(46)	(78)
Accumulated deficit	(350,368)	(315,680)
Total stockholders' equity	37,371	71,090
Total liabilities and stockholders' equity	$45,979	$90,273
See accompanying notes.

ORE PHARMACEUTICALS INC. (FORMERLY GENE LOGIC INC.)

Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

	2007	2006	2005
Revenue:
Drug repositioning and development services	$1,596	$36	$588

Expenses (1):
Research and development	10,260	8,403	6,552
Selling, general and administrative	11,101	12,167	13,159
Total expenses	21,361	20,570	19,711
Loss from operations	(19,765)	(20,534)	(19,123)
Interest (income), net	(1,988)	(2,694)	(2,625)
Write-down of other-than-temporary decline in the value of
marketable securities available-for-sale	-	-	719
Write-down of long-term equity investment	-	275	-
Loss from continuing operations	(17,777)	(18,115)	(17,217)
Loss from discontinued operations (1)	(16,911)	(36,595)	(31,087)
Net loss	$(34,688)	$(54,710)	$(48,304)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.56)	$(0.57)	$(0.54)
Loss from discontinued operations	(0.53)	(1.15)	(0.98)
Net loss	$(1.09)	$(1.72)	$(1.52)
Shares used in computing basic and diluted net loss per share	31,875	31,807	31,744

(1) Line items include non-cash stock compensation expense as follows (see Note 1):
Research and development	$268	$92	$-
Selling, general and administrative	415	165	-
Loss from discontinued operations	244	532	-
Total non-cash stock compensation expense	$927	$789	$-

See accompanying notes.

ORE PHARMACEUTICALS INC. (FORMERLY GENE LOGIC INC.)

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005, 2006 and 2007
(in thousands, except number of shares)

	Stockholder's Equity
				Accumulated
	Common Stock		Additional	Other
	Number	Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Income (Loss)	Defecit	Loss
Balance at January 1, 2005	31,654,413	$317	$385,313	$(136)	$(212,666)	$-
Issuance of common stock in connection with
exercise of stock options	54,609	-	111	-	-	-
Issuance of common stock in connection with
Employee Stock Purchase Plan	62,813	1	162	-	-	-
Net change in unrealized gains from
marketable securities	-	-	-	58	-	$58
Net loss	-	-	-	-	(48,304)	(48,304)
Comprehensive loss	-	-	-	-	-	$(48,246)
Balance at December 31, 2005	31,771,835	$318	$385,586	$(78)	$(260,970)	$-
Issuance of common stock in connection with
exercise of stock options	48,438	-	155	-	-	-
Non-cash stock-based compensation	-	-	789	-	-
Foreign currency translation adjustments	-	-	-	(38)	-	$(38)
Net change in unrealized gains from
marketable securities	-	-	-	38	-	38
Net loss	-	-	-	-	(54,710)	(54,710)
Comprehensive loss	-	-	-	-	-	$(54,710)
Balance at December 31, 2006	31,820,273	$318	$386,530	$(78)	$(315,680)	$-
Issuance of common stock in connection with
restricted stock awards (net of 91,898 resticted
stock awards forfeited)	388,105	4	(4)	-	-	-
Issuance of common stock in connection with
exercise of stock options	34,210	-	10	-	-	-
Non-cash stock-based compensation	-	-	927	-	-	-
Foreign currency translation adjustments	-	-	-	(7)	-	$(7)
Net change in unrealized gains from
marketable securities	-	-	-	39	-	39
Net loss	-	-	-	-	(34,688)	(34,688)
Comprehensive loss	-	-	-	-	-	$(34,656)
Balance at December 31, 2007	32,242,588	$322	$387,463	$(46)	$(350,368)
See accompanying notes.

ORE PHARMACEUTICALS INC. (FORMERLY GENE LOGIC INC.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(17,777)	$(18,115)	$(17,217)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	1,114	1,265	961
Write-down of long-term equity investment and marketable securities available-for-sale	-	275	719
Non-cash stock-based compensation expense	683	257	-
Other non-cash items	-	-	145
Changes in continuing operating assets and liabilities:
Accounts receivable	1,374	(1,548)	1,476
Prepaids and other assets	(220)	(332)	(144)
Accounts payable	(2,583)	(1,090)	999
Accrued expenses and deferred rent	147	178	3,074
Accrued restructuring	(1,941)	-	-
Accrued techologies payable	-	(3,492)	-
Deferred revenue	1,500	-	-
Net cash flows from continuing operating activities	(17,703)	(22,602)	(9,987)
Loss from discontiuned operations	(16,911)	(36,595)	(31,087)
Adjustments to reconcile loss from discotined operations to net cash flows from discontinued operating activities:
Impairment charges, loss on disposal, depreciation and amortization and other non-cash items	12,024	28,066	46,109
Changes in discontinued operating assets and liabilities	2,920	(5,829)	(4,627)
Net cash flows from discontinued operating activities	(1,967)	(14,358)	10,395
Net cash flows from operating activities	(19,670)	(36,960)	408
Cash flows from investing activities:
Purchases of property and equipment	(552)	(648)	(4,970)
Purchases of licenses and patent costs	(276)	(377)	(284)
Proceeds from sale of marketable securities available-for-sale	38,222	44,486	59,414
Purchase of marketable securities available-for-sale	(20,250)	(30,687)	(47,576)
Net proceeds received from sale of Genomics Assets	5,110	-	-
Net proceeds received from sale of Preclinical Division	1,146	12,117	-
Payments related to the sale of Preclinical Division	(1,843)	-	-
Net investing activities of discontinued operations	(1,225)	(6,144)	(16,374)
Net cash flows from investing activities	20,332	18,747	(9,790)
Cash flows from financing activities:
Proceeds from issuance of common stock to employees	10	155	274
Repayments of an equipment loan	(49)	(47)	(44)
Net financing activities of discontinued operations	-	(141)	(139)
Net cash flows from financing activities	(39)	(33)	91
Net increase (decrease) in cash and cash equivalents	623	(18,246)	(9,291)
Cash and cash equivalents, beginning of year	25,700	43,946	53,237
Cash and cash equivalents, end of year	$26,323	$25,700	$43,946
Supplemental disclosure:
Interest paid	$6	$19	$35
Non-cash investing transaction:
Fair value of promissory note received in connection with the sale of Genomics Assets	$2,668	$-	$-
See accompanying notes.

ORE PHARMACEUTICALS INC. (FORMERLY GENE LOGIC INC.)

Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(in thousands, except share and per share data)

Note 1 – Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc. (formerly known as Gene Logic Inc.), including its wholly owned subsidiary, DioGenix Inc. (its molecular diagnostics business), (collectively the “Company”), is a drug repositioning and development company focused on discovery of new indications for drugs and drug candidates.  The Company’s indication seeking program provides an efficient and cost-effective approach for systematically uncovering a compound’s biological activity and identifying potential new indications of therapeutic effects.  Thus far, the Company has used its indication seeking program in efforts to build its own proprietary pipeline and to contribute to the pipeline success of our drug repositioning partners.  The Company continues to explore strategic alternatives for its molecular diagnostics business.

In 2007, the Company sold the assets of its Genomics Division (“Genomics Assets”) and in 2006, the Company sold its Preclinical Division (see Note 2).

Principles of Consolidation

The consolidated financial statements include the accounts of Ore Pharmaceuticals Inc. and its wholly owned subsidiary. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

Basis of Presentation

As a result of the Company’s sale of its Genomics Assets and Preclinical Division and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has classified the net assets of the Genomics Division (not including the business associated with its molecular diagnostic business) as assets and liabilities of a discontinued operation at December 31, 2006 and the results of operations of the Genomics Division (not including the business associated with its molecular diagnostic business) and Preclinical Division as discontinued operations for all periods presented (see Note 2).

Concentration of Credit Risk and Fair Value of Financial Instruments

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased.  All other investments are reported as marketable securities available-for-sale and are not reflected in the table below.  Cash and cash equivalents as of December 31 are comprised of:

	2007	2006
Cash	$763	$1,076
Money market funds	19,081	8,415
Commercial paper	6,479	16,209
Total	$26,323	$25,700

Marketable Securities Available-for-Sale

All marketable securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses reported as accumulated other comprehensive income (loss) included in stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the Consolidated Statements of Operations.  The cost of securities sold is based on the specific identification method.  In 2007, 2006 and 2005, realized gains and/or losses resulting from the sale of marketable securities were immaterial.

As of December 31, 2007, the Company’s investment portfolio consisted of commercial paper.  All marketable securities had original maturities greater than 90 days, but less than two years.  All marketable securities with a gross unrealized loss as of December 31, 2007 have been in an unrealized loss position for less than 12 months.  The Company reviews marketable securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold the investment to recovery and the financial strength and specific prospects of the issuer of the security.  During 2005, the Company determined that one of its marketable securities had an other-than-temporary decline in its value and accordingly, recorded a loss of $719 (see Note 4).  As of December 31, 2007, all of the Company’s investments were classified as current because the Company may not hold its investments until maturity in order to take advantage of market conditions.

Marketable securities available-for-sale as of December 31 are comprised of:

	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Commercial paper	$6,478	$-	$(1)	$6,477	$8,929	$-	$-	$8,929
Corporate bonds	-	-	-	-	13,498	-	(28)	13,470
U.S. Government
mortgage-backed
securities	-	-	-	-	2,023	-	(12)	2,011
Total	$6,478	$-	$(1)	$6,477	$24,450	$-	$(40)	$24,410

Allowance for Doubtful Accounts Receivable

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and by establishing general provisions for estimated losses by analyzing current customer credit worthiness and historical bad debt trends.  Actual collection experience has not varied significantly from the Company’s estimates, due primarily to collection policies and the financial strength of the Company’s customers.  Receivables that are ultimately deemed uncollectible are written-off as a reduction of accounts receivable and the allowance for doubtful accounts.

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

Goodwill

The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill.  The Company’s annual impairment test is performed October 1.  In addition, the Company is required to test for impairment at any point at which it has an indication that an impairment may exist.

The goodwill impairment test involves a two-step approach.  Under the first step, the Company determines the fair value of the reporting unit to which goodwill has been assigned.  Reporting units are defined as the Company’s operating segments.  The Company then compares the fair value of the reporting unit to its carrying value, including goodwill.  The Company estimates the fair value of the reporting unit by estimating the reporting unit’s future net cash flows.  If the fair value exceeds the carrying value, no impairment loss is recognized.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is to measure the impairment loss.  Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step.  The Company then compares the implied fair value of goodwill to the carrying value of goodwill.  If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Other Intangible Assets

Other intangible assets consist of licenses and patent costs.

With regard to licenses, the Company has licensed from third parties certain proprietary rights and technical information covered by various patents and patent applications.  These licenses will continue for the term of the agreement or the life of the respective patent, whichever is shorter.  License costs are being amortized over their expected useful lives, but not greater than the lesser of the term of the agreement or the life of the respective patent.  Certain agreements call for the payment of milestones, royalties and/or other fees.

Patent costs include issued patents and patent applications and are stated at cost.  Amortization of costs for issued patents is recorded using the straight-line method over the shorter of their expected useful life or the legal lives of the patents, generally for periods ranging up to 20 years.

Impairment of Long-Lived Assets

Long-lived assets, consisting principally of property and equipment, long-term investments and other intangible assets (including licenses and patent costs), are evaluated for possible impairment.  If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Research and Development

Research and development costs, including those costs incurred in acquiring and developing the drug repositioning technologies and analyzing and further developing our compounds, are charged to operations when incurred or acquired.

Revenue Recognition

Revenue associated with non-refundable license fees for which the Company is not obligated to provide continuing research and development activities is generally recognized when the license becomes effective. Revenue associated with non-refundable license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting are deferred and recognized as revenue over the expected term of the Company’s continued performance of such research and development activities.

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

In 2007, the Company entered into a contractual arrangement with multiple deliverables.  The Company was unable to determine objectively and reliably the fair value of the undelivered elements, and as such, the Company recognizes revenue using the revenue recognition method appropriate to the predominant undelivered element.  The Company also defers the direct and incremental expenses associated with the license for which revenue has been deferred and recognizes these expenses as the Company recognizes the related revenue.  This arrangement has resulted in an increase in the Company’s deferred costs and deferred revenue as of December 31, 2007.  The timing of revenue recognition associated with future agreements may also be dependent on its ability to objectively and reliably determine the fair value of deliverables included in those agreements.

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

Basic and Diluted Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding.  Common equivalent shares from all outstanding stock options and unvested restricted stock awards are excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for all of its stock-based compensation awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Accordingly, the Company recognized compensation expense, if any, only to the extent that the fair value of the underlying stock on the date of grant exceeded the exercise or acquisition price of the stock or stock-based award.  Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting period.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) (revised 2004), “Share-Based Payment,” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods.  Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted (i) prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) after January 1, 2006 based on the grant date fair value determined in accordance with the provisions of SFAS 123R.  The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which typically occurs ratably over periods ranging from one to four years.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.  See Note 10 for a further discussion on stock-based compensation.

As a result of adopting SFAS 123R, the Company’s net loss in the Consolidated Financial Statements for 2007 and 2006 was $927 and $789, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25.  The impact on basic and diluted net loss per share for 2007 and 2006 was $0.03 and $0.02 per share, respectively.  The impact of stock compensation expense in future periods will be dependent on the number and type of share-based payments issued to employees and non-employee directors.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the indicated period:

2005
Net loss, as reported	$(48,304)
Add: Stock-based compensation expense
included in reported net loss	-
Deduct: Stock-based compensation expense
determined under fair value based method for all awards	(2,010)
Pro forma net loss	$(50,314)
Basic and diluted net loss per share:
As reported	$(1.52)
Pro forma	$(1.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2007, 2006 and 2005 with the following assumptions:

	2007	2006	2005
Expected volatility	59%	55%	52%
Risk-free interest rate	3.04% to 4.51%	4.49% to 5.11%	3.41% to 4.42%
Expected lives	3 years	3 years	3 years
Dividend rate	0%	0%	0%

Segment information

Subsequent to the sale of the Genomics Assets (see Note 2), the Company manages its business as two operating segments: Drug Repositioning and Development and molecular diagnostics; however, because these operating segments meet the aggregation criteria of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into one reporting segment.  For each of 2007, 2006 and 2005 one customer accounted for 10% or more of the Company’s revenue.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  The Company is currently evaluating the impact of this standard and does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure and transition.  If a tax position does not meet the more-likely-than-not initial recognition threshold, no benefit is recorded in the financial statements.  The Company adopted FIN 48 on January 1, 2007 for which there was no cumulative effect of applying the provisions of this interpretation.  The Company classifies interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes.  There were no interest or penalties recognized in the Consolidated Statement of Operations for the year ended December 31, 2007 and the Consolidated Balance Sheet at December 31, 2007.  The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months.  The Company and its subsidiaries filed consolidated and separate income tax returns in the United States and in a number of state and foreign jurisdictions.  The Company is subject to tax examination in its major tax jurisdictions for all years since inception.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R revises SFAS 141, “Business Combinations”.  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e., the date the acquirer obtains control).  Presently, an acquisition is valued as of the date the parties agree upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  The Company will adopt SFAS 141R for business combinations for which the acquisition date occurs after January 1, 2009.

Note 2 – Discontinued operations

Genomics Assets

In December 2007, the Company completed the sale of its Genomics Assets to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10,000, of which $7,000 was received at closing less transaction costs of $1,890 and the balance of the sales price is payable pursuant to a $3,000 non-interest bearing promissory note due 18 months from the date of closing.  The note has been recorded in other assets, net of a discount of $322 due to imputed interest.  In connection with the sale of its Genomics Assets, the Company agreed to indemnify Ocimum in the event of a breach of its representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations of the Company’s former Genomics laboratory and office facility, subject to the Company’s agreement to reimburse Ocimum for 50% of the lease obligations for 2008 for space that it currently intends to occupy.  In the event of Ocimum’s default under the lease, which expires in February 2011, the Company could be liable for amounts due under the lease that could total $2,755 (not including the Company’s lease obligations in 2008).  Ocimum has deposited in escrow $750 to partially secure both Ocimum’s performance under the lease and payment of the $3,000 promissory note.  The Company retained full rights in perpetuity to use the databases of its former Genomics business, existing as of closing, for its drug repositioning business.  The Company also retained certain assets associated with its molecular diagnostic business and continues to explore strategic alternatives for these assets.

As a result of the Company’s sale of its Genomics Assets, the Company recorded a loss on disposal of $3,880 which represented the excess carrying value of the net assets of the Genomics Assets over the net sales proceeds, which is included in the loss from discontinued operations for the year ended December 31, 2007.

The operations of the Genomics Division have been classified as discontinued operations for all periods presented.  Summarized operating results from the discontinued operations included in the Company’s Consolidated Condensed Statements of Operations are as follows:

	2007	2006	2005

Revenue	$16,738	$24,310	$56,602
Income (Loss) from discontinued operations (1)	$(16,911)	$(20,139)	$11,837
(1) Includes $3,880 loss on disposal in 2007.

During 2006, the Company initiated a restructuring of its Genomics Division, which has been completed, and recorded total restructuring costs of $5,258 (included in the loss from discontinued operations in 2006).  As of December 31, 2007, the restructuring liabilities were fully paid.

The net Genomics assets and liabilities were classified as assets or liabilities of discontinued operations and are as follows:

December 31,
2006
Current assets	$4,555
Property and equipment, net	9,907
Goodwill	2,123
Other long-term assets	9,705
Current liabilities	(3,906)
Noncurrent liabilities	(1,223)
Net assets of discontinued operations	$21,161

Preclinical Division

The Company completed the sale of its Preclinical Division in December 2006 for a sales price of $15,000, including $13,500 received at closing less transaction costs of $1,383 and $1,500 held in escrow for 12 months to guarantee certain obligations under the agreement. Of the amount held in escrow, $1,146 was paid to the Company in December 2007.  Substantially all of the remaining balance was paid to the Company in early 2008.  In connection with the sale of its Preclinical Division, the Company agreed to indemnify the purchaser in the event of a breach of its representations and warranties to, and agreements with, the purchaser and retained certain liabilities relating to the activities of the business prior to the sale.  The Company’s guarantees of two leases formerly used by the Company’s Preclinical Division also continue in effect and purchaser agreed to indemnify the Company with respect to such guarantees.  In the event the purchaser’s default under these leases, which expire in February 2011 and December 2013, the Company could be liable for the amounts due under the leases that total $1,738 and $4,201, respectively.

As a result of the Company’s sale of its Preclinical Division, the Company recorded a loss on disposal (including an impairment charge) during 2006 of $10,900 which represented the excess carrying value of the net assets of the Preclinical Division over the net sales proceeds, which is included in the loss from discontinued operations for the year ended December 31, 2006.

The operations of the Preclinical Division have also been classified as discontinued operations for all periods presented.  Summarized operating results from the Preclinical Division which have been included in the loss from discontinued operations are as follows:

	2006	2005

Revenue	$25,961	$22,180
Loss from discontinued operations (1)(2)	$(16,456)	$(42,924)
(1) Includes $10,900 loss on disposal in 2006.
(2) Includes $32,794 impairment charge associated with the impairment of goodwill in 2005.

Note 3 – Property and equipment

Property and equipment includes the following as of December 31:

	2007	2006
Furniture	$985	$1,057
Computer and office equipment	855	1,814
Laboratory equipment	2,750	2,614
Leasehold improvements	754	696
	5,344	6,181
Less -- accumulated depreciation and amortization	(3,243)	(3,259)
Property and equipment, net	$2,101	$2,922

Depreciation expense was $922, $1,060 and $940 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 4– Long-term investments

In November 2003, the Company’s subsidiary, then named MetriGenix, Inc. (which has since been dissolved), sold substantially all of its assets for cash to a privately held company (the “Buyer”, referred to herein as “Xceed”, formerly MetriGenix).  The proceeds of sale were used to satisfy then known liabilities of the Company’s subsidiary.  In connection with the sale, Xceed received a fully paid BioExpress® System subscription with a term through December 31, 2006, which thereafter renewed automatically on an annual basis unless either party elected not to renew, under which no additional fees are payable for the subscription so long as the Company owns 15% of the outstanding stock of Buyer.  In consideration for the consent to the assignment, the Company received convertible preferred stock of Xceed, valued at $2,911, representing at the time 15% of the equity of Xceed, and a warrant, valued at $275, exercisable at $0.0001 per additional share, intended to enable the Company to maintain a 15% equity interest in Xceed.  The Company also received the right to appoint a person to the Board of Directors of the Buyer.  The Company accounts for its investment in Xceed using the cost method of accounting.  During 2006, the subscription agreement was terminated by mutual agreement and the warrant was therefore terminated. As a result, the Company recorded a $275 write-down of the fair value of the warrant.  At December 31, 2007, the remaining book value of the Company’s investment in Xceed was $2,964.

The Company accounted for its investment in Avalon Pharmaceuticals, Inc. (“Avalon”) under the cost method of accounting until Avalon completed an initial public offering in 2005 and as a result, reclassified its $1,000 investment to marketable securities available-for-sale.  Subsequently, the Company recorded a $719 write-down of its investment in Avalon due to an other-than-temporary decline in Avalon’s estimated market value.  During 2006, the Company sold its remaining investment in Avalon and recorded a gain, after the write-down, of $31.

Note 5 – Other intangible assets

Information regarding the Company’s other intangible assets at December 31 is as follows:

	2007	2006
Carrying amount:
Licenses	$144	$219
Patent costs	890	290
Total carrying amount	$1,034	$509
Accumulated amortization:
Licenses	$120	$79
Patent costs	78	75
Total accumulated amortization	$198	$154
Net carrying value:
Licenses	$24	$140
Patent costs	812	215
Total net carrying value	$836	$355

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $192, $205 and $21, respectively.  Estimated future amortization expense for existing intangible assets is not significant since most patents costs are not related to issued patents as of December 31, 2007 and therefore not subject to amortization.

Note 6 – Long-term debt

Long-term debt as of December 31 consists of the following:

	2007	2006
Loan bearing interest at 5.0% per annum and due in
quarterly installments through September 2009	$78	$127
Loan bearing interest at 4.5% and due upon demand	450	450
	528	577
Less -- current portion	(501)	(499)
Long-term debt	$27	$78

As of December 31, 2007, future principal payments on long-term debt for the years ending December 31 are as follows:

2008	$501
2009	27
$528

Interest expense was $53, $8 and $10 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7 – Income taxes

The actual income tax expense for the years ended December 31, 2007, 2006 and 2005 is different from the amount computed by applying the statutory federal income tax rates to loss before income tax expense.  The reconciliation of these differences for the years ended December 31 is as follows:

	2007	2006	2005
Tax benefit at federal statutory rate	$(11,806)	$(18,614)	$(16,433)
State income taxes, net of federal income tax effect	(1,860)	(2,526)	(2,233)
Impairment losses	-	4,310	12,665
Change in state tax rate	(3,309)	-	-
Other	221	(1,204)	(2,973)
Increase in valuation allowance	16,754	18,034	8,974
Income tax expense	$-	$-	$-

The tax effect of cumulative temporary differences at December 31 is as follows:

	2007	2006
Deferred tax assets:
NOL and tax credit carryforwards	$127,130	$113,499
Net loss in unconsolidated investee	3,581	3,483
Purchased research and development	2,685	2,838
Depreciation	2,353	2,812
Other	2,739	4,779
	138,488	127,411
Less -- valuation allowance	(138,488)	(126,241)
Net deferred tax assets	$-	$1,170
Deferred tax liabilities:
Other	$-	$1,170
Deferred tax liabilities	$-	$1,170

At December 31, 2007, net operating loss carryforwards (“NOLs”) for income tax purposes were $306,066, including approximately $1,300 and $30,000 related to the acquisitions of TherImmune and Oncormed, respectively.  The Company also has research and development tax credit carryforwards of $5,583 as of December 31, 2007.  The carryforwards, if not utilized, will expire in increments from 2008 through 2027.  Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized.  During 2006, the Company, with the assistance of an independent third party, performed an IRS Code Section 382 study on its NOLs, excluding NOLs assumed from acquisitions.  Based on the study, the Company does not believe that there are presently any material limitations on the use of its NOLs.  As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 8 – Commitments and contingencies

Operating Leases

The Company conducts all of its operations from leased facilities, under operating leases with varying terms expiring through 2013, in Gaithersburg, Maryland and Cambridge, Massachusetts.  These leases obligate the Company to pay building operating costs.

Future minimum lease payments under all operating lease agreements for the years ending December 31 are as follows:

2008	$1,479
2009	1,231
2010	1,253
2011	1,275
2012	1,298
2013 and thereafter	924
$7,460

Rent expense for the years ended December 31, 2007, 2006 and 2005, was $1,315, $1,295 and $1,259, respectively.

Contingencies

Genomics Assets and Preclinical Division

The Company is subject to certain contingencies associated with the sales of its Genomics Assets and Preclinical Division (see Note 2).

Litigation

The Company is not currently a party to any legal proceedings that would have a material adverse effect on the Company’s financial condition or results of operations.

Note 9 – 401(k) retirement plan

The Company has a Gene Logic Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code, as amended.  Under the 401(k) Plan, all employees 18 years of age or older are eligible, starting on the calendar quarter, to contribute up to 100% of their eligible compensation and in the case of employees age 50 or older make certain catch-up contributions, subject to maximum deferrals allowed under IRS regulations.  Employee contributions are 100% vested.  Beginning April 2006, the Company’s matching contributions increased to 50% of up to 6% of an employee’s eligible compensation.  Employees hired before January 1, 2004 are fully vested in the Company matching contributions.  Employees hired after December 31, 2003 vest ratably over three years.  These matching contributions, which are expensed, amounted to $171, $185 and $62 in 2007, 2006 and 2005, respectively.

Note 10 – Stock-based compensation

At December 31, 2007, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Employee Stock Purchase Plan was terminated by the Company’s Board of Directors in June 2007.

Stock Plan

The Company has a Stock Plan, under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options and, beginning in 2006, restricted stock awards, to employees of the Company and related corporations.  The Stock Plan currently authorizes the grant of stock options for up to 10,600,000 shares of Common Stock, of which only 3,000,000 shares may be issued as restricted stock awards.  The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Committee at the date of grant, but not more than ten years from such grant date.  Grants of restricted stock awards are generally subject to conditions for vesting within a specified time period.  Such awards are generally forfeited at the earlier of not meeting such vesting conditions or upon termination of service.  At December 31, 2007, there were 2,746,057 shares available for issuance under the Stock Plan.

Directors’ Plan

The Company has a Directors’ Plan to provide for granting of stock options to purchase up to 900,000 shares of Common Stock to non-employee directors of the Company.  Stock options are to be granted at the fair market value of the Common Stock at the grant date.  The stock options granted under the Directors’ Plan expire at the earlier of a specified period after termination of service or ten years from such grant date.  At December 31, 2007, there were 112,500 shares available for issuance under the Director’s Plan.

Stock Option Awards

The following is a summary of option activity for the year ended December 31, 2007:

	Shares Subject to
	Outstanding Options
			Weighted
		Per Share	Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Balance at January 1, 2007	4,528,956	$6.88
Options granted	1,691,800	$1.92
Options exercised	(34,210)	$0.30
Options cancelled	(1,662,259)	$5.13
Balance at December 31, 2007	4,524,287	$5.72
Vested and expected to vest at December 31, 2007	4,289,569	$5.93	5.0	$ -

Options to purchase a total of 3,239,329, 4,199,885 and 4,287,254 shares at December 31, 2007, 2006 and 2005, respectively, were exercisable.  The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.73, $1.05 and $1.40, respectively.

Of the stock options outstanding at December 31, 2007, 567,847 are stock options held by former employees of the Genomics Division that will be subject to cancellation within three months after the sale of the Genomics Assets in accordance with the terms of the Stock Plan.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.  Total intrinsic value of options exercised for 2007 and 2006 were not significant.  Total intrinsic value of options exercised for 2005 was $101.

Cash received from option exercises for 2007, 2006 and 2005 was $10, $155 and $111, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Per Share		Per Share
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2007	Life	Price	2007	Price
$0.78--$4.50	2,428,337	7.5 Years	$2.58	1,150,313	$3.34
$4.51--$6.00	806,633	3.1 Years	$5.19	799,699	$5.19
$6.01--$7.20	73,648	3.1 Years	$6.61	73,648	$6.61
$7.21--$62.88	1,215,669	2.3 Years	$12.29	1,215,669	$12.29
$0.78--$62.88	4,524,287	5.2 Years	$5.72	3,239,329	$7.23

Restricted Stock Awards

During 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the year ended December 31, 2007:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2007	-	$-
Restricted stock granted	480,003	$1.49
Restricted stock vested	(80,484)	$1.74
Restricted stock forfeited	(91,898)	$1.91
Outstanding at December 31, 2007	307,621	$1.31

Performance-based nonvested share awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  The shares of restricted stock outstanding at December 31, 2007 will only vest if certain performance milestones are achieved, which the Company believes is probable.

As of December 31, 2007, $676 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 11 – Quarterly results of operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	March 31	June 30	September 30 (1)	December 31
2007
Revenue	$-	$38	$841	$717
Loss from continuing operations	(5,034)	(4,995)	(3,905)	(3,841)
Loss from discontinued operations	(5,072)	(2,878)	(4,001)	(4,962)
Net loss	$(10,106)	$(7,873)	$(7,906)	$(8,803)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.16)	$(0.16)	$(0.12)	$(0.12)
Loss from discontinued operations	(0.16)	(0.09)	(0.13)	(0.16)
Net loss	$(0.32)	$(0.25)	$(0.25)	$(0.28)

2006
Revenue	$20	$9	$6	$-
Loss from continuing operations	(4,976)	(4,196)	(4,495)	(4,450)
Loss from discontinued operations	(6,821)	(7,090)	(22,160)	(522)
Net loss	$(11,797)	$(11,286)	$(26,655)	$(4,972)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.16)	$(0.13)	$(0.14)	$(0.14)
Loss from discontinued operations	(0.21)	(0.22)	(0.70)	(0.02)
Net loss	$(0.37)	$(0.35)	$(0.84)	$(0.16)

The quarterly data above differs from the amounts previously reported in the Company’s Quarterly Report on Form 10-Q filed for each of the respective quarters because of the classification of the Genomics Division as a discontinued operation, which occurred in the quarter ended December 31, 2007.  In addition, certain costs previously allocated to the Genomics Division have been re-allocated to continuing operations based on a final determination as to what specific costs were in fact eliminated as a result of the sale of the Genomics Assets.  The table above presents quarterly information as if the Genomics Division had been classified as a discontinued operation as of January 1, 2006.

(1) Includes $11,000 impairment charge for the Preclinical Division (discontinued operations) for the three months ended September 30, 2006.

Note 12 – Subsequent events

On March 14, 2008, the Company entered into an agreement with a member of its Board of Directors to repurchase 4,602,127 shares owned directly or indirectly for $3,264 (the “Repurchase”).  In addition, the Company has agreed to reimburse certain fees and expenses amounting to $90 associated with the Repurchase and to pay Board retainer and meeting fees amounting to $36 through the remainder of the director’s term (through June 2009).  In connection with the Repurchase, the director has resigned from the Company’s Board of Directors and surrendered stock options for 30,000 shares of the Company’s common stock previously granted.

ORE PHARMACEUTICALS INC.

Schedule II – Valuation and Qualifying Accounts
December 31, 2007, 2006 and 2005
(in thousands)

Allowance for Doubtful Accounts:

	Balance at
	Beginning	New	Accounts	Collected	Balance at
	of Year	Reserves	Written-Off	Amounts	End of Year
December 31, 2007	$45	$-	$(45)	$-	$-
December 31, 2006	255	-	-	(210)	45
December 31, 2005	34	221	-	-	255

Valuation Allowance for Deferred Tax Assets:

	Balance at
	Beginning	New	Reserves	Balance at
	of Year	Reserves	Used	End of Year
December 31, 2007	$126,241	$12,247	$-	$138,488
December 31, 2006	109,055	17,186	-	126,241
December 31, 2005	100,082	8,973	-	109,055