Form 10-Q
period 2008-03-31
GENE LOGIC INC
filed 2008-05-08
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2008

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

610 Professional Drive, Suite 101
Gaithersburg, Maryland 20879
(Address of principal executive offices)
(240) 361-4400
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 27,515,461 as of April 30, 2008.

ORE PHARMACEUTICALS INC.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,767	$26,323
Marketable securities available-for-sale	2,975	6,477
Accounts receivable	8	1,953
Prepaid expenses	1,086	910
Other current assets	215	1,185
Total current assets	25,051	36,848
Property and equipment, net	1,960	2,101
Long-term investments	2,964	2,964
Goodwill	554	554
Other intangibles, net	903	836
Other assets	2,805	2,676
Total assets	$34,237	$45,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,519	$1,120
Accrued compensation and employee benefits	1,328	2,516
Other accrued expenses	2,446	2,912
Current portion of long-term debt	502	501
Deferred revenue	750	1,500
Total current liabilities	6,545	8,549
Long-term debt, net of current portion	27	27
Deferred rent	20	32
Total liabilities	6,592	8,608
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of March 31, 2008 and December 31, 2007	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 27,515,461 and 32,242,588 shares
issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	275	322
Additional paid-in-capital	384,678	387,463
Accumulated other comprehensive loss	-	(46)
Accumulated deficit	(357,308)	(350,368)
Total stockholders' equity	27,645	37,371
Total liabilities and stockholders' equity	$34,237	$45,979

See accompanying notes.

3.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Drug repositioning and development services	$750	$-

Expenses:
Research and development	2,842	2,378
Selling, general and administrative	5,164	3,271
Total expenses	8,006	5,649
Loss from operations	(7,256)	(5,649)
Interest (income), net	(316)	(615)
Loss from continuing operations	(6,940)	(5,034)
Loss from discontinued operations	-	(5,072)
Net loss	$(6,940)	$(10,106)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.22)	$(0.16)
Loss from discontinued operations	-	(0.16)
Net loss	$(0.22)	$(0.32)

Shares used in computing basic and diluted
net loss per share	31,031	31,837

See accompanying notes.

4.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(6,940)	$(5,034)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	296	270
Non-cash stock-based compensation expense	159	163
Other non-cash items	343	-
Changes in continuing operating assets and liabilities:
Accounts receivable	1,946	2,384
Prepaids and other assets	(151)	102
Accounts payable	399	(1,367)
Accrued expenses and deferred rent	(1,666)	253
Accrued restructuring	-	(599)
Deferred revenue	(750)	-
Net cash flows from continuing operating activities	(6,364)	(3,828)
Loss from discontinued operations	-	(5,072)
Adjustments to reconcile net loss from discontinued operations to net cash flows from discontinued operating activities:
Depreciation and amortization and other non-cash items	-	2,236
Changes in discontinued operating assets and liabilities	-	1,677
Net cash flows from discontinued operating activities	-	(1,159)
Net cash flows from operating activities	(6,364)	(4,987)
Cash flows from investing activities:
Purchases of property and equipment	(97)	(119)
Purchases of licenses and patent costs	(152)	(106)
Proceeds from sale of marketable securities available-for-sale	6,522	14,638
Purchase of marketable securities available-for-sale	(2,975)	(5,888)
Net proceeds received from sale of Genomics Assets	501	-
Net proceeds received from sale of Preclinical Division	272	-
Payment related to sale of Preclinical Divison	-	(1,174)
Net investing activities of discontinued operations	-	(647)
Net cash flows from investing activities	4,071	6,704
Cash flows from financing activities:
Purchase of common stock	(3,263)	-
Repayments of an equipment loan	-	(12)
Net cash flows from financing activities	(3,263)	(12)
Net increase (decrease) in cash and cash equivalents	(5,556)	1,705
Cash and cash equivalents, beginning of period	26,323	25,700
Cash and cash equivalents, end of period	$20,767	$27,405
Supplemental disclosure:
Interest paid	$1	$2

See accompanying notes.

5.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Condensed Financial Statements
March 31, 2008
(in thousands, except share and per share data)
(Unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc., including its wholly owned subsidiary, DioGenix Inc. (its molecular diagnostics business), (collectively, the “Company”), is a commercial drug development company focused on discovery and development of new indications for drugs and drug candidates.  The Company’s indication seeking program provides an efficient and cost-effective approach for systematically uncovering a compound’s biological activity and identifying potential new indications of therapeutic effects.  The Company has used its indication seeking program in efforts to build its own proprietary pipeline and to contribute to the pipeline success of its drug repositioning partners.  The Company currently expects to file with the U.S. Food and Drug Administration an Investigational New Drug Application (“IND”) for GL1001, the Company’s lead preclinical, small molecule drug candidate, during the summer of 2008.  The Company continues to explore strategic alternatives for its molecular diagnostics business.

In December 2007, the Company sold the assets of its Genomics Division (“Genomics Assets”) (see Note 3).

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The consolidated condensed balance sheet as of March 31, 2008, consolidated condensed statements of operations for the three months ended March 31, 2008 and 2007 and the consolidated condensed statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s sale of its Genomics Assets and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the results of operations of the Genomics Division (not including the business associated with its molecular diagnostics business) as a discontinued operation (see Note 3).

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $6,894 and $10,086 for the three months ended March 31, 2008 and 2007, respectively.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and the adoption had no impact on the Company’s financial position or results of operations.

6.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements at March 31, 2008
	as of	Using Fair Value Hierarchy
	March 31, 2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$20,767	$17,328	$3,439	$-
Marketable securities available-for-sale	2,975	-	2,975	-
Total	$23,742	$17,328	$6,414	$-

Level 2 financial assets include the Company’s investments in commercial paper and a corporate bond at March 31, 2008.  The Company’s privately held equity investments are accounted for under the cost method of accounting and are tested for impairment at any point at which the Company has an indication that an impairment may exist.

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

Note 2 — Stock-based compensation

At March 31, 2008, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $159 and $234, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	61%	58%
Risk-free interest rate	3.04%	4.47%
Expected lives	3 years	3 years
Dividend rate	0%	0%

7.

The following is a summary of option activity for the three months ended March 31, 2008:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2008	4,524,287	$5.72
Options granted	5,000	$0.87
Options exercised	-	$-
Options cancelled	(744,240)	$6.36
Outstanding at March 31, 2008	3,785,047	$5.59	$-

Exercisable at March 31, 2008	3,027,090	$6.52	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

During 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and the reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the three months ended March 31, 2008:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2008	307,621	$1.31
Restricted stock granted	-	$-
Restricted stock vested	(50,000)	$1.37
Restricted stock forfeited	(125,000)	$1.04
Outstanding at March 31, 2008	132,621	$1.53

Performance-based nonvested restricted stock awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  As of March 31, 2008, the remaining 132,621 outstanding shares of restricted stock will only vest if certain performance milestones are achieved.  At March 31, 2008, the Company believes that the achievement of the performance milestones is probable.

As of March 31, 2008, $465 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 3 — Discontinued Operations

In December 2007, the Company completed the sale of its Genomics Assets to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10,000, of which $7,000 was received at closing less transaction costs of $1,890 and the balance of the sales price is payable pursuant to a $3,000 non-interest bearing promissory note due 18 months from the date of closing.  The note has been recorded in other assets, net of a discount of $262 as of March 31, 2008 due to imputed interest.  In connection with the sale of its Genomics Assets, the Company agreed to indemnify Ocimum in the event of a breach of its representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations of the Company’s former Genomics laboratory and office facility, subject to the Company’s agreement to reimburse Ocimum for 50% of the lease obligations for 2008.  In March 2008, the Company relocated its corporate headquarters from the Ocimum space and as a result recorded $470 of accelerated lease expense upon abandonment of such space. In the event of Ocimum’s default under the lease, which expires in February 2011, the Company could be liable for amounts due under the lease totaling $2,602 at March 31, 2008 (not including the Company’s remaining lease obligations in 2008).  At March 31, 2008, Ocimum had on deposit in escrow $728 to partially secure both Ocimum’s performance under the lease and payment of the $3,000 promissory note.  The Company retained full rights in perpetuity to use the databases of its former Genomics business, existing as of closing, for its commercial drug development business.  The Company also retained certain assets associated with its molecular diagnostic business and continues to explore strategic alternatives for these assets.

8.

Due to the Company’s sale of its Genomics Assets, the results of the former Genomics Division have been classified as a discontinued operation. Summarized operating results for the discontinued operation included in the Company’s Consolidated Condensed Statements of Operations for the three months ended March 31, 2007 are as follows:

Three Months Ended
March 31,
2007

Revenue from discontinued operations	$3,269
Loss from discontinued operations	$(5,072)

Note 4 — Share purchase

On March 14, 2008, the Company entered into an agreement with a then member of its Board of Directors to purchase 4,602,127 shares owned directly or indirectly by that Director for $3,263 (the “Share Purchase”).  In addition, the Company agreed to reimburse the director $90 for certain fees and expenses and to pay $36 in Board fees through the remainder of the director’s term, which were recorded as Selling, General and Administrative expenses.  In connection with the Share Purchase, the director resigned from the Company’s Board of Directors and surrendered stock options for 30,000 shares of the Company’s common stock.  Of the purchase price of $3,263, the Company allocated $272 to the price paid in excess of the fair value of the shares, which was also recorded as a Selling, General and Administrative expense.  The remaining $2,991 was recorded as a reduction to common stock, based on the par value, and to additional paid-in capital.  The shares purchased were cancelled and returned to the status of authorized and unissued shares.

Note 5 — Segment information

Subsequent to the sale of the Genomics Assets (see Note 3), the Company manages its business as two operating segments: Commercial Drug Development and molecular diagnostics; however, because these operating segments meet the aggregation criteria of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated its operating segments into one reporting segment.  For the three months ended March 31, 2008, one customer accounted for the Company’s total revenue.

9.

Item 2.                      Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceuticals Inc. (“Ore Pharmaceuticals”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Pharmaceuticals operates and the beliefs and assumptions of the management of Ore Pharmaceuticals. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section entitled “Risk Factors” and in our subsequent filings with the Securities and Exchange Commission. Ore Pharmaceuticals undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Ore Pharmaceuticals,” “DioGenix,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc. and its wholly owned subsidiary, DioGenix Inc.

Overview

Ore Pharmaceuticals is a commercial drug development company focused on supplying the demand for development-stage drug compounds to the pharmaceutical industry to enrich drug development pipelines.  Our indication seeking program provides an efficient and cost-effective approach for systematically uncovering a compound’s biological activity and identifying potential new indications of therapeutic effects.  This program is helping us to build our own development pipeline and to enable pharmaceutical companies to return compounds to their development pipelines.  Our goal is to provide to pharmaceutical companies drug compounds that have already been successfully tested for safety in Phase I clinical trials and for which we have identified new therapeutic uses.  These compounds may then be reinstated or introduced into pharmaceutical company development pipelines at Phase Ib or IIa of human clinical trial testing or returned to our pipeline for further development.

We will develop our own pipeline of drug compounds by identifying and analyzing promising unpartnered compounds in the public domain and by acquiring rights to develop partnered compounds for which we identify new therapeutic uses when our partners choose not to reinstate compounds into their own pipeline.

In 2006, we acquired certain rights to develop our first proprietary compound from Millennium Pharmaceuticals, Inc. (“Millennium”).  We have identified potential new therapeutic uses for this preclinical, small molecule drug candidate (GL1001) to treat gastrointestinal inflammation and other related diseases and conditions; GL1001 has shown indications of efficacy at relevant doses in in vivo testing for inflammatory bowel disease (IBD).  We are conducting additional validation and development testing and intend to initiate clinical testing in 2008 while actively seeking to out-license or partner the further clinical development and commercialization of GL1001.  We currently expect to file with the U.S. Food and Drug Administration an Investigational New Drug Application (“IND”) for GL1001 during the summer of 2008.

Our objective is to produce income by:
•	Monetizing compounds from our own development pipeline through out-licensing or various forms of collaboration; and
•	Earning milestones and royalties from our pharmaceutical company partners who reinstate their compounds back into their own development pipelines for therapeutic uses we have identified.

We have partnership agreements with pharmaceutical companies to find new therapeutic uses for compounds they have assessed as safe in human clinical trials, but which they have discontinued development.  We currently have drug repositioning and development partnerships with eight pharmaceutical partners: Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Co., NV Organon, Abbott Laboratories, H. Lundbeck, Merck-Serono and Solvay.  Under these agreements, our partners provide us with compounds that we analyze using our indication seeking program to identify new therapeutic uses.  Our drug repositioning and development agreements vary somewhat as to specific terms, but generally, we are entitled to receive success-based payments when certain milestones are achieved.  If all milestones are achieved for a compound, the totals could range from $60-100+ million per compound.  If a compound is returned by our partners to commercial development, we are entitled to receive royalty payments, as a percentage of sales, that range from single- to low double-digits and are generally tiered according to sales volume.  In most cases, if our partner decides not to take the compound back into development, we have an option to obtain development rights for a pre-negotiated amount and our partner would receive success-based milestone payments and royalties on sales.

Our agreement with Organon involves co-ownership and co-development of repositioned compounds, and it therefore differs substantially from our other agreements.

We apply our indication seeking program to both our partnered and unpartnered compounds at our expense.  This program consists of genomics databases and bioinformatics software developed by Ore Pharmaceuticals over the past ten years, and proprietary biological screening technologies acquired from Millennium in 2004 that have undergone subsequent further development.  To date, we have initiated evaluation of more than 125 compounds.  We have been able to propose alternative indications for approximately one third of the compounds for which the full evaluations have been completed.  Some of the compounds for which we have found new indications have or will progress to in vivo validation and/or efficacy studies to evaluate and support their suitability for re-entering clinical trials for the proposed new indications.  Typically, we pay for the validation studies, subject in most cases to reimbursement from our partners for costs in excess of an agreed amount.  After completion of the initial validation study, a partner may wish to conduct additional studies to learn more about the efficacy of the compound for the new indication before deciding whether to reinstate the compound into its development pipeline.  Generally, our partners would conduct these in vivo efficacy studies at their own expense.  We expect that some portion of the partnered compounds will have successful outcomes in the in vivo tests and will be selected by our partners to re-enter clinical trials, although we do not expect to derive revenue from reinstatement of compounds into our pharmaceutical partners’ pipelines until after 2008.

10.

Our pharmaceutical partners choose not to develop some of the compounds for which we identify new uses for a variety of reasons, that may include: (i) insufficient effectiveness in treating the disease or condition for which they were designed; (ii) safety and toxicity issues; (iii) patient variability in responding to a compound; (iv) the new use may be in a therapeutic area in which the partner is not involved; (v) the compound may compete with another product that the partner has in development; (vi) competing products may already be on the market and have established market acceptance; (vii) the intellectual property and/or regulatory protection for the new therapeutic use may not be adequate and (viii) insufficient potential economic return for the company developing the compound.  In most cases, we have the option to acquire development rights to candidates rejected by our pharmaceutical partners for consideration, consisting of an initial development fee and future development milestones and royalties on sales.

Our transformation into a commercial drug development company continued with the sale of our Genomics Assets in December 2007.  We continue to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to additional sources of funding and new strategic relationships with pharmaceutical companies and other third parties.

In December 2007, we completed the sale of the assets of our Genomics Division (the “Genomics Assets”) to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10.0 million, of which $7.0 million was received at closing and the balance is payable pursuant to a $3.0 million non-interest bearing promissory note due 18 months from the date of closing.  We agreed to indemnify Ocimum in the event of a breach of our representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations of our former Genomics laboratory and office facility, subject to our agreement to reimburse Ocimum for 50% of the lease obligations for 2008.  In the event of Ocimum’s default under the lease, which expires in February 2011, we could be liable for the amounts due under the lease that could total $2.6 million at March 31, 2008 (not including our remaining lease obligations in 2008).  At March 31, 2008, Ocimum had on deposit in escrow $0.7 million to partially secure both Ocimum’s performance under the lease and payment of the $3.0 million promissory note.  We have retained full rights in perpetuity to use the databases of our former Genomics business, existing as of closing, for our Commercial Drug Development business.  We also retained certain assets associated with our molecular diagnostics business and continue to explore strategic alternatives for these assets.

The results from the former Genomics Division have been classified as a discontinued operation in the accompanying financial statements.

On March 14, 2008, we entered into an agreement with a then member of our Board of Directors to purchase 4,602,127 shares owned directly or indirectly by that Director for $3.3 million (the “Share Purchase”).  In addition, we agreed to reimburse the director $0.1 million for certain fees and expenses and to pay less than $0.1 million in Board fees through the remainder of the director’s term, which were recorded as Selling, General and Administrative expenses.  In connection with the Share Purchase, the director resigned from the Company’s Board of Directors and surrendered stock options for 30,000 shares of our common stock.

We received notice from NASDAQ that our stock would be subject to delisting if it did not regain compliance by having the closing bid price of our common stock equal or exceed $1.00 per share for a minimum of 10 consecutive trading days.  As a proposed remedy, we have asked the stockholders of the Company to approve a one-for-five reverse stock split of our common stock at the next annual meeting of stockholders scheduled to be held on May 23, 2008.

We have incurred net losses in each year since our inception, including losses of $34.7 million in 2007, $54.7 million in 2006 and $48.3 million in 2005.  At March 31, 2008, we had an accumulated deficit of $357.3 million.  Our losses have resulted principally from costs incurred from our disposed businesses and the development of our Commercial Drug Development business.  We expect to incur additional losses in the future.

Results of Continuing Operations

With the completion of the sale of our Genomics Assets in December 2007, the Genomics Division has been classified as a “Discontinued Operation” for historical financial statement purposes.  Our remaining continuing operations consist of our Commercial Drug Development business and, to a much lesser extent, our molecular diagnostics business.  In addition, certain expenses previously allocated to the operations that were discontinued that we have subsequently determined would not be eliminated as a result of the sale, have been re-allocated to our Commercial Drug Development business for all periods presented.  Expenses for our molecular diagnostic business are also included in our operating expenses from continuing operations; however, these expenses are not considered material to Ore Pharmaceuticals.

11.

Three Months Ended March 31, 2008 and 2007

Revenue.  Revenue from continuing operations was $0.8 million for the three months ended March 31, 2008 and $0.0 million for the same period in 2007.  The 2008 revenue resulted from a licensing agreement with H. Lundbeck for certain technology rights unrelated to our core Commercial Drug Development business.  We expect to derive future revenue primarily from the out-licensing of our drug candidate, GL1001, and other compounds we may add to our pipeline and the achievement of milestones and royalties under our drug repositioning and development agreements.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and, to a lesser degree, further development of our proprietary drug candidate, GL1001, increased to $2.8 million for the three months ended March 31, 2008 from $2.4 million for the same period in 2007.  Amounts for 2008 include $0.3 million in third-party costs for further development of our preclinical compound, GL1001.  For 2008, we expect research and development expenses to increase modestly, primarily as a result of further development of GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $5.2 million for the three months ended March 31, 2008 from $3.3 million for the same period in 2007.  The increase is largely due to $0.8 million in increased legal and advisory fees associated with the Share Purchase, strategic planning and our proposed reverse split of the Company’s shares, $0.5 million in accelerated lease costs resulting from the Company’s relocation of its corporate headquarters and $0.4 million of expense related to the Share Purchase.  This increase was partially offset by $0.7 million in additional severance expense incurred in 2007 when compared to 2008 and $0.4 million in fees received in 2007 for providing transition services to the buyer of our Preclinical business.  For 2008, we expect a modest increase in selling, general and administrative expenses.

Net Interest Income. Net interest income decreased to $0.3 million for the three months ended March 31, 2008 from $0.6 million for the same period in 2007, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Liquidity and Capital Resources

From inception through March 31, 2008, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of March 31, 2008, we had approximately $23.7 million in cash, cash equivalents and marketable securities available-for-sale, compared to $32.8 million as of December 31, 2007.

Net cash from operating activities from continuing operations decreased to a negative $6.4 million for the three months ended March 31, 2008 from a negative $3.8 million for the same period in 2007, primarily due to our increased loss from continuing operations for the three months ended March 31, 2008.

Our cash burn for the first quarter of 2008 totaled $9.1 million, which reflected a reduction of marketable securities available-for-sale of $3.5 million.  Our cash usage included $3.3 million for the Share Purchase, $1.7 million for employee compensation expenses, including bonus, retention and severance payments, and $0.8 million for expenses incurred in connection with the sale of our Genomics Assets in late 2007.  The remaining cash usage of $3.3 million reflected the favorable impact of the collection of $1.9 million of accounts receivable that we retained in connection with the sale of our Genomics Assets.

We expect our cash burn for the second quarter of 2008 to be somewhat greater than that for the first quarter of 2008, excluding amounts paid for the Share Purchase.  We also expect our cash usage for the first half of 2008 to be higher than that for the second half of 2008, due in significant part to the aforementioned Share Purchase and higher bonus, retention and severance payments in the first half.  The Company’s cash usage estimates for the second half reflect the achievement of our revenue objectives for 2008, including the possible out-licensing of GL1001 in 2008.  However, we may not achieve our revenue objectives for 2008.

Specific future financial commitments from continuing operations as of March 31, 2008 are set forth in the following table:

		Within
	Total	9 Months	2009 & 2010	2011 & 2012	Beyond 2012
Long-term debt	$531	$504	$27	$-	$-
Operating leases	7,122	1,141	2,484	2,573	924
Total	$7,653	$1,645	$2,511	$2,573	$924

Assuming we realize our objectives as to revenue and cash receipts, as to which there can be no assurance, we believe that existing cash, cash equivalents and marketable securities available-for-sale, payment in June 2009 of the $3.0 million promissory note from Ocimum and potential payments from the out-licensing of our compounds will be sufficient to support our operations for at least the next two years. We expect long-term support of our operations to come from additional out-licensing payments (including up-front payments, milestones and royalties) and milestones and royalties from our drug repositioning partnerships.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Factors” in our Form 10-K for the year ended December 31, 2007.

12.

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

Goodwill and Intangible Assets Impairment

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we are required to perform an annual impairment test of our goodwill and periodic reviews of our other intangible assets.  In addition, we are required to test for impairment at any point we have an indication that impairment may exist.  We have elected to perform our annual impairment test of goodwill as of October 1.  As part of our annual testing of goodwill, we determined that no impairment existed in the carrying value of goodwill.  This assessment was based on estimates of fair value we obtained as a result of exploring our strategic alternatives for our molecular diagnostics business.

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

Equity Investments

We hold an equity investment in one company (Xceed Molecular, formerly MetriGenix) with a remaining book value of $3.0 million as of March 31, 2008.  We record an investment impairment charge when indicators of impairment exist and it is believed that an investment has experienced a decline in value that is other-than-temporary.  Future adverse changes in market conditions or poor operating results of the underlying investee could result in our inability to recover the carrying value of this investment that may not be reflected in such an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

13.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” requires us to expense the fair value of stock-based compensation awards of our various stock-based compensation programs over the requisite service period of the award.  We estimate the fair value of our stock-based compensation using fair value pricing models which require the use of significant assumptions for expected volatility of our common stock, life of stock options and forfeiture rates.  Future adverse changes in such assumptions could result in us recording increased stock-based compensation expenses for stock-based compensation awards granted/issued in the future.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions.  We adopted SFAS 157 for financial assets and liabilities on January 1, 2008 and the adoption had no impact on our financial position or results of operations.

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

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

We have exposure to financial market risks, including changes in interest rates and the underlying credit of the U.S. Government and its agencies and corporate debt issuers.  At March 31, 2008, we had cash and cash equivalents of approximately $20.8 million and marketable securities available-for-sale of an additional $3.0 million.  We invest our excess cash primarily in money market funds, obligations of the U.S. Government and its agencies and marketable debt securities of companies with strong credit ratings.  These instruments have maturities of twenty-four months or less when purchased.  We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.  Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.  Based on our cash and cash equivalents and marketable securities available-for-sale balances at March 31, 2008, a hypothetical 100 basis point adverse movement in interest rates would have resulted in an increase in the loss from continuing operations of approximately $0.1 million for the three months ended March 31, 2008.  Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission (“SEC”).  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

14.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II                                OTHER INFORMATION

Item 1.                      Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A.                    Risk Factors

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

			Total Number	Maximum Number
			of Shares	(or Approximate
	Total		Purchased as	Dollar Value) of
	Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans	Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
March 2008	4,602,127	$ 0.709	4,602,127	None

On March 14, 2008, the Company purchased 4,602,127 shares owned by a then Director of the Company for $3.3 million.  The purchase was previously reported in a Current Report on Form 8-K.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

10.86a	First Amendment to Lease dated February 28, 2008, between Registrant and Thirty-Eight Sidney Street Limited Partnership.
31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

15.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORE PHARMACEUTICALS INC.

Date:	May 8, 2008	By:	/s/ Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

16.