Form 10-Q
period 2008-06-30
GENE LOGIC INC
filed 2008-08-07
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2008

OR

[ ]	Transition Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

ORE PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	06-1411336 (I.R.S. Employer Identification No.)

610 Professional Drive, Suite 101 Gaithersburg, Maryland 20879 (Address of principal executive offices) (240) 361-4400 (Registrant's phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES  ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,501,644 as of July 31, 2008.

2.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,792	$26,323
Marketable securities available-for-sale	4,004	6,477
Accounts receivable	208	1,953
Prepaid expenses	568	910
Other current assets	106	1,185
Total current assets	18,678	36,848
Property and equipment, net	1,755	2,101
Long-term investments	2,964	2,964
Goodwill	554	554
Other intangibles, net	904	836
Other assets	2,960	2,676
Total assets	$27,815	$45,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521	$1,120
Accrued compensation and employee benefits	1,554	2,516
Other accrued expenses	2,182	2,912
Current portion of long-term debt	503	501
Deferred revenue	-	1,500
Total current liabilities	4,760	8,549
Long-term debt, net of current portion	14	27
Deferred rent	8	32
Total liabilities	4,782	8,608
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of June 30, 2008 and December 31, 2007	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 5,501,644 and 6,449,070 shares
issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	55	64
Additional paid-in-capital	384,969	387,721
Accumulated other comprehensive loss	-	(46)
Accumulated deficit	(361,991)	(350,368)
Total stockholders' equity	23,033	37,371
Total liabilities and stockholders' equity	$27,815	$45,979

See accompanying notes.

3.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Drug repositioning and development services	$1,000	$38	$1,750	$38

Expenses:
Research and development	3,364	2,675	6,206	5,053
Selling, general and administrative	2,505	2,875	7,669	6,146
Total expenses	5,869	5,550	13,875	11,199
Loss from operations	(4,869)	(5,512)	(12,125)	(11,161)
Interest (income), net	(186)	(517)	(502)	(1,132)
Loss from continuing operations	(4,683)	(4,995)	(11,623)	(10,029)
Loss from discontinued operations	-	(2,878)	-	(7,950)
Net loss	$(4,683)	$(7,873)	$(11,623)	$(17,979)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.86)	$(0.78)	$(1.99)	$(1.57)
Loss from discontinued operations	-	(0.46)	-	(1.25)
Net loss	$(0.86)	$(1.24)	$(1.99)	$(2.82)

Shares used in computing basic and diluted
net loss per share	5,477	6,373	5,841	6,370

See accompanying notes.

4.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(11,623)	$(10,029)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	593	572
Non-cash stock-based compensation expense	229	227
Other non-cash items	454	-
Changes in continuing operating assets and liabilities:
Accounts receivable	1,746	2,761
Prepaids and other assets	207	305
Accounts payable	(599)	(1,470)
Accrued expenses and deferred rent	(1,716)	264
Accrued restructuring	-	(1,123)
Deferred revenue	(1,500)	-
Net cash flows from continuing operating activities	(12,209)	(8,493)
Loss from discontinued operations	-	(7,950)
Adjustments to reconcile loss from discontinued operations to net cash flows from discontinued operating activities:
Depreciation and amortization and other non-cash items	-	4,469
Changes in discontinued operating assets and liabilities	-	938
Net cash flows from discontinued operating activities	-	(2,543)
Net cash flows from operating activities	(12,209)	(11,036)
Cash flows from investing activities:
Purchases of property and equipment	(152)	(151)
Purchases of licenses and patent costs	(187)	(204)
Proceeds from sale of marketable securities available-for-sale	6,522	16,953
Purchase of marketable securities available-for-sale	(4,003)	(8,343)
Net proceeds received from sale of Genomics Assets	501	-
Net proceeds received from sale of Preclinical Division	272	-
Payment related to sale of Preclinical Divison	-	(1,174)
Net investing activities of discontinued operations	-	(881)
Net cash flows from investing activities	2,953	6,200
Cash flows from financing activities:
Purchase of common stock	(3,263)	8
Repayments of an equipment loan	(12)	(24)
Net cash flows from financing activities	(3,275)	(16)
Net decrease in cash and cash equivalents	(12,531)	(4,852)
Cash and cash equivalents, beginning of period	26,323	25,700
Cash and cash equivalents, end of period	$13,792	$20,848
Supplemental disclosure:
Interest paid	$1	$3

See accompanying notes.

5.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Condensed Financial Statements
June 30, 2008
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc., including its wholly owned subsidiary, DioGenix Inc. (its molecular diagnostics business), (collectively, the “Company”), is a commercial drug development company focused on advancing a pipeline of compounds for uses identified by its proprietary indication seeking program.  Over the past four years, the Company has identified new therapeutic indications for a number of compounds using its indication seeking program, which provided an efficient and cost-effective approach for systematically uncovering a compound’s biological activity.  The Company believes that these compounds may be introduced into Phase Ib or IIa of human clinical trial testing because they have already been successfully tested for safety in Phase I clinical trials.  The Company is pursuing clinical development of its compounds in parallel with its efforts to establish out-licensing or partnering arrangements to advance those compounds.  In June 2008, the Company filed with the U.S. Food and Drug Administration an Investigational New Drug Application for GL1001, its lead preclinical compound, for the treatment of inflammatory bowel disease.

In December 2007, the Company sold the assets of its Genomics Division (“Genomics Assets”) (see Note 3).

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The consolidated condensed balance sheet as of June 30, 2008, consolidated condensed statements of operations for the three and six months ended June 30, 2008 and 2007 and the consolidated condensed statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $4,683 and $7,860 for the three months ended June 30, 2008 and 2007, respectively, and $11,577 and $17,946 for the six months ended June 30, 2008 and 2007, respectively.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements at June 30, 2008
	as of	Using Fair Value Hierarchy
	June 30, 2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$13,792	$13,792	$-	$-
Marketable securities available-for-sale	4,004	4,004	-	-
Total	$17,796	$17,796	$-	$-

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

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein, which includes arrangements the Company has entered into regarding development and commercialization of products.  EITF 07-1 is effective for the Company as of January 1, 2009.  The Company has not yet determined the effect the adoption of this statement may have on its financial position, results of operations and cash flows.

Note 2 — Stock-based compensation

At June 30, 2008, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

The Company recorded stock-based compensation expense of $70 and $104 for the three months ended June 30, 2008 and 2007, respectively, and $229 and $338 for the six months ended June 30, 2008 and 2007, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average fair value of grants	$0.96	$4.10	$0.97	$3.90
Expected volatility	65%	59%	63%	58%
Risk-free interest rate	2.53% to 2.57%	4.51%	2.53% to 3.04%	4.47% to 4.51%
Expected lives	3 years	3 years	3 years	3 years
Dividend rate	0%	0%	0%	0%

7.

The following is a summary of option activity for the six months ended June 30, 2008:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2008	904,856	$28.60
Options granted	317,140	$2.18
Options exercised	-	$-
Options cancelled	(306,256)	$26.38
Outstanding at June 30, 2008	915,740	$20.19	$-

Exercisable at June 30, 2008	544,479	$31.21	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

During 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and the reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the six months ended June 30, 2008:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2008	61,525	$6.53
Restricted stock granted	-	$-
Restricted stock vested	(10,000)	$6.85
Restricted stock forfeited	(27,000)	$5.30
Outstanding at June 30, 2008	24,525	$7.76

Performance-based non-vested restricted stock awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  As of June 30, 2008, the remaining 24,525 outstanding shares of restricted stock will only vest if certain performance milestones are achieved.  At June 30, 2008, the Company believes that the achievement of the performance milestones is probable.

As of June 30, 2008, $510 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 3 — Discontinued operation

In December 2007, the Company completed the sale of its Genomics Assets to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10,000, of which $7,000 was received at closing, less transaction costs of $1,890, and the balance of the sales price is payable pursuant to a $3,000 non-interest bearing promissory note due 18 months from the date of closing.  The note has been recorded in other assets, net of a discount of $207 as of June 30, 2008 due to imputed interest.  In connection with the sale of its Genomics Assets, the Company agreed to indemnify Ocimum in the event of a breach of its representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations for the Company’s former Genomics laboratory and office facility, subject to the Company’s agreement to reimburse Ocimum for 50% of such lease obligations for 2008.  In March 2008, the Company relocated its corporate headquarters from the Ocimum space and as a result recorded $470 of accelerated lease expense upon abandonment of such space. In the event of Ocimum’s default under the lease, which expires in February 2011, the Company could be liable for amounts due under the lease totaling $2,474 at June 30, 2008 (not including the Company’s remaining lease obligations in 2008).  At June 30, 2008, Ocimum had on deposit in escrow $735 to partially secure both Ocimum’s performance under the lease and payment of the $3,000 promissory note.  The Company retained full rights in perpetuity to use the databases of its former Genomics business, existing as of closing, for its commercial drug development business.  The Company also retained certain assets associated with its molecular diagnostic business and continues to explore strategic alternatives for these assets.

8.

Due to the Company’s sale of its Genomics Assets, the results of the former Genomics Division have been classified as a discontinued operation. Summarized operating results for the discontinued operation included in the Company’s Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2007, respectively, are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007

Revenue from discontinued operations	$5,403	$8,672
Loss from discontinued operations	$(2,878)	$(7,950)

The sale of the Company’s Genomics Assets was part of its transformation into a commercial drug development company.  The Company continues to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to, additional sources of funding and new strategic relationships with pharmaceutical companies and other third parties.

Note 4 — Share purchase

On March 14, 2008, the Company entered into an agreement with a then member of its Board of Directors to purchase 920,426 shares owned directly or indirectly by that Director for $3,263 (the “Share Purchase”).  In addition, the Company agreed to pay the director $126 for certain fees and expenses.  In connection with the Share Purchase, the director resigned from the Company’s Board of Directors and surrendered stock options for 6,000 shares of the Company’s Common Stock.  Of the purchase price of $3,263, the Company allocated $272 to the price paid in excess of the fair value of the shares, which was recorded as a Selling, General and Administrative expense.  The remaining $2,991 was recorded as a reduction to Common Stock, based on the par value, and to Additional Paid-in Capital.  The shares purchased were cancelled and returned to the status of authorized and unissued shares.

Note 5 — Reverse stock split

On May 23, 2008, the Company’s stockholders of record as of April 17, 2008 approved a one-for-five reverse stock split of the Company’s outstanding Common Stock.  The number of authorized shares of Common Stock and Preferred Stock of the Company was not affected and remains at 60,000,000 and 10,000,000, respectively, but the number of shares of Common Stock outstanding was reduced from 27,515,461 to 5,503,644.  The aggregate par value of the issued Common Stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from Common Stock to Additional Paid-in Capital for all periods presented.  In addition, all per share and share amounts, including stock options and restricted stock awards, have been retroactively restated in the accompanying Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements for all periods presented to reflect the reverse stock split.

Note 6 — Segment information

Subsequent to the sale of the Genomics Assets (see Note 3), the Company manages its business as two operating segments: commercial drug development and molecular diagnostics; however, because these operating segments meet the aggregation criteria of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated its operating segments into one reporting segment.  For the three and six months ended June 30, 2008, two customers accounted for 10% or more of the Company’s revenue.  For the three and six months ended June 30, 2007, one customer accounted for the Company’s total revenue.

9.

Item 2.                      Management’s Discussion and Analysis of Results of Operations and Financial Condition

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceuticals Inc. (“Ore Pharmaceuticals”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Pharmaceuticals operates and the beliefs and assumptions of the management of Ore Pharmaceuticals. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under the section entitled “Risk Factors” and in our subsequent filings with the United States Securities and Exchange Commission (“SEC”). Ore Pharmaceuticals undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Ore Pharmaceuticals,” “DioGenix,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc. and its wholly owned subsidiary, DioGenix Inc.

Overview

We are a commercial drug development company focused on advancing a pipeline of compounds for uses identified by our proprietary indication seeking program.  Our pipeline is unique in that all of the compounds contained therein have been successfully tested for safety in humans.  We believe that this gives our compounds a greater chance of success.

Over the past four years, we identified new therapeutic indications for a number of compounds using our indication seeking program, which provided an efficient and cost-effective approach for systematically uncovering a compound’s biological activity.  We believe that these compounds may be introduced into Phase Ib or IIa of human clinical trial testing because they have already been successfully tested for safety in Phase I clinical trials.  We are pursuing clinical development of our compounds in parallel with our efforts to establish out-licensing or partnering arrangements to advance those compounds.

In the second quarter of 2008, we realigned our corporate resources to invest in the clinical and business development of compounds in our pipeline.  As we wind down our indication seeking program and eliminate certain administrative activities, we expect our workforce will be reduced from 71 employees as of December 31, 2007 to fewer than 20 by December 31, 2008.  As of June 30, 2008, we had 37 employees.

In June 2008, we filed with the U.S. Food and Drug Administration an Investigational New Drug Application (“IND”) for GL1001, our lead preclinical compound, for the treatment of inflammatory bowel disease.  Following approval of the IND, we expect to initiate clinical testing later in 2008 while actively seeking to out-license or partner the further clinical development and commercialization of GL1001.

Previously, we had drug repositioning and development partnership agreements with pharmaceutical companies to find new therapeutic uses for compounds they had assessed as safe in human clinical trials, but for which development had been discontinued.  These agreements with Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Co., NV Organon, Abbott Laboratories, H. Lundbeck, Merck-Serono and Solvay provided us with compounds that we analyzed using our indication seeking program to identify new therapeutic uses.  We obtained or are in the process of obtaining most of our pipeline compounds under these agreements pursuant to options to obtain development rights to those compounds that our partners decided not to take back into development.  Although we have on-going discussions with these partners as to the development rights for some of these compounds, our obligations to evaluate compounds under these agreements have now been completed except for collecting some data and finalizing reports on work already done.  For each compound we obtained from a partner, if we further develop it, alone or with others, we are obligated to pay to the partner from whom we obtained the compound success-based milestone payments and royalties on sales.

In December 2007, we completed the sale of the assets of our Genomics Division (the “Genomics Assets”) to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10.0 million, of which $7.0 million was received at closing and the balance is payable pursuant to a $3.0 million non-interest bearing promissory note due 18 months from the date of closing.  We agreed to indemnify Ocimum in the event of a breach of our representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations of our former Genomics laboratory and office facility, subject to our agreement to reimburse Ocimum for 50% of the lease obligations for 2008.  In the event of Ocimum’s default under the lease, which expires in February 2011, we could be liable for the amounts due under the lease that could total $2.5 million at June 30, 2008 (not including our remaining lease obligations in 2008).  At June 30, 2008, Ocimum had on deposit in escrow $0.7 million to partially secure both Ocimum’s performance under the lease and payment of the $3.0 million promissory note.  We have retained full rights in perpetuity to use the databases of our former Genomics business existing as of closing for our commercial drug development business.  We also retained certain assets associated with our molecular diagnostics business and continue to explore strategic alternatives for these assets.

This sale was part of our transformation into a commercial drug development company.  We continue to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to, additional sources of funding and new strategic relationships with pharmaceutical companies and other third parties.

10.

On March 14, 2008, we entered into an agreement with a then member of our Board of Directors to purchase 920,426 shares (as adjusted for the reverse stock split) owned directly or indirectly by that Director for $3.3 million (the “Share Purchase”).  In addition, we agreed to pay the director $0.1 million for certain fees and expenses.  In connection with the Share Purchase, the director resigned from the Company’s Board of Directors and surrendered stock options for 6,000 shares (as adjusted for the reverse stock split) of our Common Stock.

In December 2007, NASDAQ notified us that our stock would be subject to delisting if we did not regain compliance with a listing requirement that the closing bid price of our Common Stock equal or exceed $1.00 per share for a minimum of 10 consecutive trading days.  On May 23, 2008, our stockholders approved a one-for-five reverse split of our outstanding Common Stock shares that allowed us to regain compliance with NASDAQ’s listing requirements.

We have incurred net losses in each year since our inception, including losses of $34.7 million in 2007, $54.7 million in 2006 and $48.3 million in 2005.  At June 30, 2008, we had an accumulated deficit of $362.0 million.  Our losses have resulted principally from costs incurred from our disposed businesses and the development of our commercial drug development business.  We expect to incur additional losses in the future.

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

Three Months Ended June 30, 2008 and 2007

Revenue.  Revenue from continuing operations was $1.0 million for the three months ended June 30, 2008 and less than $0.1 million for the same period in 2007.  The 2008 revenue resulted primarily from a licensing agreement with H. Lundbeck for certain technology rights unrelated to our core commercial drug development business.  We expect to derive future revenue primarily from the out-licensing or partnering of our drug candidate GL1001 (that would occur no sooner than 2009) and of other compounds in our pipeline.

Research and Development Expense. Research and development expenses, which consist primarily of costs associated with the evaluation of customer-supplied drug candidates and, to a lesser degree, further development of our drug candidate, GL1001, increased to $3.4 million for the three months ended June 30, 2008 from $2.7 million for the same period in 2007.  The increase is primarily due to $0.5 million in increased third-party costs for further development of our preclinical compound, GL1001.  For 2008, we expect research and development expenses to increase modestly over 2007, primarily as a result of further development of GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, decreased to $2.5 million for the three months ended June 30, 2008 from $2.9 million for the same period in 2007.  The decrease is largely due to lower employee-related expenses.  For 2008, we expect a slight increase in selling, general and administrative expenses over 2007.

Net Interest Income. Net interest income decreased to $0.2 million for the three months ended June 30, 2008 from $0.5 million for the same period in 2007, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Six Months Ended June 30, 2008 and 2007

Revenue.  Revenue from continuing operations was $1.8 million for the six months ended June 30, 2008 and less than $0.1 million for the same period in 2007.  The 2008 revenue resulted primarily from a licensing agreement with H. Lundbeck for certain technology rights unrelated to our core commercial drug development business.

Research and Development Expense. Research and development expenses increased to $6.2 million for the six months ended June 30, 2008 from $5.1 million for the same period in 2007.  The increase is primarily due to $0.6 million in increased third-party costs for further development of our preclinical compound, GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations increased to $7.7 million for the six months ended June 30, 2008 from $6.1 million for the same period in 2007.  The increase is largely due to $0.8 million in increased legal and advisory fees associated with the Share Purchase, strategic planning and our reverse split of the Company’s shares, $0.4 million of expense related to the Share Purchase and $0.3 million in accelerated lease costs resulting from the Company’s relocation of its corporate headquarters. This increase was partially offset by $0.4 million in higher severance expenses in 2007 than in 2008 and $0.4 million in fees received in 2007 for providing transition services to the buyer of our Preclinical business that we sold in December 2006.

11.

Net Interest Income. Net interest income decreased to $0.5 million for the six months ended June 30, 2008 from $1.1 million for the same period in 2007, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Liquidity and Capital Resources

From inception through June 30, 2008, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of June 30, 2008, we had approximately $17.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $32.8 million as of December 31, 2007.  Currently, we have no material commitments for capital expenditures.

Net cash from operating activities from continuing operations increased to a negative $12.2 million for the six months ended June 30, 2008 from a negative $8.5 million for the same period in 2007, primarily due to timing of customer payments and our increased loss from continuing operations for the six months ended June 30, 2008.

We expect our cash burn for the second half of 2008 to be 40-50% less than that for the first half of 2008.  We expect to derive future revenue primarily from the out-licensing or partnering of GL1001 (that would occur no sooner than 2009) and of other compounds in our pipeline.

Assuming we realize our objectives as to revenue and cash receipts (including primarily the out-licensing or partnering of GL1001), as to which there can be no assurance, we believe that existing cash, cash equivalents and marketable securities available-for-sale, payment in June 2009 of the $3.0 million promissory note from Ocimum and potential payments from the out-licensing of our compounds will be sufficient to support our operations for at least the next two years.  We expect long-term support of our operations to come from additional out-licensing payments (including up-front payments, milestones and royalties) from our drug development pipeline.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Factors” in our Form 10-K for the year ended December 31, 2007 and our subsequent filings with the SEC.

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

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein, which includes arrangements we have entered into regarding development and commercialization of products.  EITF 07-1 is effective for us as of January 1, 2009.  We have not yet determined the effect the adoption of this statement may have on our financial position, results of operations and cash flows.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

12.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 23, 2008 (“Annual Meeting”).  At the Annual Meeting, the Company’s stockholders elected two directors to the Company’s Board of Directors; approved a one-for-five reverse stock split of the Company’s Common Stock and ratified the selection of our independent registered public accounting firm, as described below.  At the Annual Meeting, 23,559,745 shares, out of a total of 27,515,461 shares of Common Stock outstanding at the record date, were represented in person or by proxy.

13.

The proposals considered at the Annual Meeting were voted on as follows:

		For	Withheld
1	To elect two directors to hold office until the 2011 Annual Meeting
	of Stockholders or his earlier resignation or removal.

	Mark D. Gessler	21,799,400	1,760,345
	J. Stark Thompson, Ph.D.	22,039,620	1,520,125

	The following individuals' term of office as a director continue after
	the meeting: Michael J. Brennan, M.D.; Charles L. Dimmler, III;
	Mark J. Gabrielson; G. Anthony Gorry, Ph.D.; and David L. Urdal, Ph.D.

		For	Against	Abstain
2	To approve an amendment to the Amended and Restated Certification	21,739,264	1,710,095	110,386
	of Incorporation, as amended, of the Company to give effect to a
	one-for-five reverse stock split of the Company's Common Stock.

		For	Against	Abstain
3	To ratify the selection of Ernst & Young LLP as the Company's	22,903,022	621,737	34,986
	independent registered public accounting firm for the year ending
	December 31, 2008.

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

ORE PHARMACEUTICALS INC.

Date:	August 7, 2008	By:	/s/ Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

15.