Form 10-Q
period 2008-09-30
GENE LOGIC INC
filed 2008-10-31
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,494,019 as of October 31, 2008.

ORE PHARMACEUTICALS INC.

TABLE OF CONTENTS

PART I                      FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Consolidated Condensed Balance Sheets at September 30, 2008 and December 31, 2007	3
Consolidated Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5
Notes to Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 4.	Controls and Procedures	14

PART II                      OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures	16

2.

PART I                                FINANCIAL INFORMATION

Item 1.                      Financial Statements
ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,703	$26,323
Marketable securities available-for-sale	497	6,477
Accounts receivable	8	1,953
Prepaid expenses	426	910
Notes receivable, net	2,840	-
Other current assets	71	1,185
Total current assets	17,545	36,848
Property and equipment, net	1,562	2,101
Long-term investments	-	2,964
Goodwill	-	554
Other intangibles, net	565	836
Note receivable, net	675	2,676
Other assets	175	-
Total assets	$20,522	$45,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$862	$1,120
Accrued compensation and employee benefits	1,536	2,516
Other accrued expenses	2,143	2,912
Current portion of long-term debt	490	501
Deferred revenue	-	1,500
Total current liabilities	5,031	8,549
Long-term debt, net of current portion	-	27
Deferred rent	3	32
Total liabilities	5,034	8,608
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of September 30, 2008 and December 31, 2007	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 5,494,019 and 6,448,873 shares
issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	55	64
Additional paid-in-capital	384,870	387,721
Accumulated other comprehensive loss	-	(46)
Accumulated deficit	(369,437)	(350,368)
Total stockholders' equity	15,488	37,371
Total liabilities and stockholders' equity	$20,522	$45,979

See accompanying notes.

3.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Drug repositioning and development services	$200	$841	$1,950	$879

Expenses:
Research and development	2,342	2,748	8,547	7,801
Selling, general and administrative	2,632	2,461	10,302	8,607
Total expenses	4,974	5,209	18,849	16,408
Loss from operations	(4,774)	(4,368)	(16,899)	(15,529)
Interest (income), net	(146)	(463)	(648)	(1,595)
Write-down of equity investment	2,964	-	2,964	-
Gain on sale of DioGenix Inc.	(146)	-	(146)	-
Loss from continuing operations	(7,446)	(3,905)	(19,069)	(13,934)
Loss from discontinued operations	-	(4,001)	-	(11,951)
Net loss	$(7,446)	$(7,906)	$(19,069)	$(25,885)
Basic and diluted net loss per share:
Loss from continuing operations	$(1.36)	$(0.61)	$(3.33)	$(2.19)
Loss from discontinued operations	-	(0.63)	-	(1.87)
Net loss	$(1.36)	$(1.24)	$(3.33)	$(4.06)

Shares used in computing basic and diluted
net loss per share	5,477	6,379	5,719	6,373

See accompanying notes.

4.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(19,069)	$(13,934)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	847	862
Non-cash stock-based compensation expense	130	397
Write-down of equity investment	2,964	-
Gain on sale of DioGenix Inc.	(146)	-
Other non-cash items	294	-
Changes in continuing operating assets and liabilities:
Accounts receivable	1,945	2,712
Prepaids and other assets	492	51
Accounts payable	(244)	(1,320)
Accrued expenses and deferred rent	(1,688)	142
Accrued restructuring	-	(1,632)
Deferred revenue	(1,500)	-
Net cash flows from continuing operating activities	(15,975)	(12,722)
Loss from discontinued operations	-	(11,951)
Adjustments to reconcile loss from discontinued operations to net cash flows from discontinued operating activities:
Depreciation and amortization and other non-cash items	-	6,404
Changes in discontinued operating assets and liabilities	-	3,282
Net cash flows from discontinued operating activities	-	(2,265)
Net cash flows from operating activities	(15,975)	(14,987)
Cash flows from investing activities:
Purchases of property and equipment	(171)	(157)
Purchases of licenses and patent costs	(383)	(246)
Proceeds from sale of marketable securities available-for-sale	10,527	32,794
Purchase of marketable securities available-for-sale	(4,501)	(17,260)
Net proceeds received from sale of Genomics Assets	412	-
Net proceeds received from sale of Preclinical Division	272	-
Net proceeds received from sale of DioGenix Inc.	500	-
Payment related to sale of Preclinical Divison	-	(1,843)
Net investing activities of discontinued operations	-	(1,335)
Net cash flows from investing activities	6,656	11,953
Cash flows from financing activities:
Purchase of common stock	(3,263)	10
Repayments of an equipment loan	(38)	(36)
Net cash flows from financing activities	(3,301)	(26)
Net decrease in cash and cash equivalents	(12,620)	(3,060)
Cash and cash equivalents, beginning of period	26,323	25,700
Cash and cash equivalents, end of period	$13,703	$22,640
Supplemental disclosure:
Interest paid	$4	$4
Non-cash investing transactions:
Fair value of promissiory note received in connection with the sale of DioGenix Inc.	$673	$-

See accompanying notes.

5.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Condensed Financial Statements
September 30, 2008
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc. (the “Company”), is a commercial drug development company focused on advancing a pipeline of compounds for uses identified by its proprietary indication seeking program.  Over the past four years, the Company has identified new therapeutic indications for a number of compounds using its indication seeking program, which systematically revealed a compound’s biological activity.  The Company is pursuing clinical development of its compounds in parallel with its efforts to establish out-licensing or partnering arrangements to advance those compounds.  In September 2008, the Company initiated a 14-day multiple ascending dose clinical trial for its lead drug development candidate, GL1001, a first-in-class small molecule intended for the treatment of inflammatory bowel disease.

In December 2007, the Company sold the assets of its Genomics Division (“Genomics Assets”) (see Note 3).  In September 2008, the Company sold its wholly owned subsidiary, DioGenix Inc., its molecular diagnostics business (see Note 7).

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  The consolidated condensed balance sheet as of September 30, 2008, consolidated condensed statements of operations for the three and nine months ended September 30, 2008 and 2007 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

As a result of the Company’s sale of its Genomics Assets and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has classified the results of operations of the Genomics Division (not including its molecular diagnostics business) as a discontinued operation (see Note 3).  The results of operations for the Company’s molecular diagnostic business are not considered material and, therefore, have not been classified as a discontinued operation.

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

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by SFAS No. 130, “Reporting Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $7,446 and $7,898 for the three months ended September 30, 2008 and 2007, respectively, and $19,023 and $25,844 for the nine months ended September 30, 2008 and 2007, respectively.

6.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value	Fair Value Measurements at September 30, 2008
	as of	Using Fair Value Hierarchy
	September 30, 2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$13,703	$13,703	$-	$-
Marketable securities available-for-sale	497	497	-	-
Total	$14,200	$14,200	$-	$-

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R revises SFAS 141, “Business Combinations”.  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e., the date the acquirer obtains control).  Presently, an acquisition is valued as of the date the parties agree upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  The Company will adopt SFAS 141R for business combinations for which the acquisition date occurs on or after January 1, 2009.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  EITF 07-1 is effective for the Company as of January 1, 2009.  The Company is currently evaluating its drug repositioning and development partnership agreements and has not yet determined the effect, if any, the adoption of this statement may have on its financial position, results of operations and cash flows.

Note 2 — Stock-based compensation

At September 30, 2008, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

The Company recorded stock-based compensation expense (benefit) of ($99) and $235 for the three months ended September 30, 2008 and 2007, respectively, and $130 and $573 for the nine months ended September 30, 2008 and 2007, respectively.  During the three months ended September 30, 2008, the stock-based compensation benefit of ($99) is due to the reversal of previously recognized expense for restricted stock awards that were forfeited, or that the Company has determined is not probable to vest.

7.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (1)	2007	2008	2007
Weighted average fair value of grants	-	$2.95	$0.97	$3.75
Expected volatility	-	59%	63%	58%
Risk-free interest rate	-	4.47%	2.53% to 3.04%	4.47% to 4.51%
Expected lives	-	3 years	3 years	3 years
Dividend rate	-	0%	0%	0%

(1) No stock option awards were granted during the three months ended September 30, 2008.

The following is a summary of option activity for the nine months ended September 30, 2008:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2008	904,856	$28.60
Options granted	317,140	$2.18
Options exercised	-	$-
Options cancelled	(458,284)	$19.91
Outstanding at September 30, 2008	763,712	$22.85	$-

Exercisable at September 30, 2008	511,414	$32.11	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

During 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and the reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the nine months ended September 30, 2008:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2008	61,525	$6.53
Restricted stock granted	-	$-
Restricted stock vested	(14,000)	$6.65
Restricted stock forfeited	(34,428)	$6.32
Outstanding at September 30, 2008	13,097	$6.95

Performance-based non-vested restricted stock awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  As of September 30, 2008, the remaining 13,097 outstanding shares of restricted stock will only vest if certain performance milestones are achieved.  At September 30, 2008, the Company believes that the achievement of the performance milestones is not probable and as a result has reversed the previously recognized related stock-based compensation expenses for these restricted stock awards.

As of September 30, 2008, $235 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.6 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

8.

Note 3 — Discontinued operation

In December 2007, the Company completed the sale of its Genomics Assets to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10,000, of which $7,000 was received at closing, less transaction costs of $1,890, and the balance of the sales price is payable pursuant to a $3,000 non-interest bearing promissory note due 18 months from the date of closing.  The note has been recorded net of a discount of $160 as of September 30, 2008 due to imputed interest.  In connection with the sale of its Genomics Assets, the Company agreed to indemnify Ocimum in the event of a breach of its representations and warranties to, and agreements with, Ocimum.  Ocimum assumed certain liabilities relating to the Genomics Assets and the lease obligations for the Company’s former Genomics laboratory and office facility, subject to the Company’s agreement to reimburse Ocimum for 50% of such lease obligations for 2008.  In March 2008, the Company relocated its corporate headquarters and as a result recorded $470 of accelerated lease expense upon abandonment of such space. In the event of Ocimum’s default under the lease, which expires in February 2011, the Company could be liable for amounts due under the lease that could total $2,346 at September 30, 2008 (not including the Company’s remaining lease obligations in 2008).  At September 30, 2008, Ocimum had on deposit in escrow $743 to partially secure both Ocimum’s performance under the lease and payment of the $3,000 promissory note.  The Company retained full rights in perpetuity to use the databases of its former Genomics business, existing as of closing, for its commercial drug development business.  The Company also retained certain assets associated with its molecular diagnostic business, which it sold in September 2008 (see Note 7).

Due to the Company’s sale of its Genomics Assets, the results of the former Genomics Division have been classified as a discontinued operation. Summarized operating results for the discontinued operation included in the Company’s Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2007, respectively, are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2007

Revenue from discontinued operations	$3,684	$12,356
Loss from discontinued operations	$(4,001)	$(11,951)

The sale of the Company’s Genomics Assets was part of its transformation into a commercial drug development company.

Note 4 — Long-term investments

During the three months ended September 30, 2008, the Company recorded a $2,964 write-down of the remaining book value of its cost basis investment in Xceed Molecular Inc. (formerly MetriGenix Corporation), due to an other-than-temporary decline in its estimated fair value.

Note 5 — Share purchase

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

Note 6 — Reverse stock split

On May 23, 2008, the Company’s stockholders of record as of April 17, 2008 approved a one-for-five reverse stock split of the Company’s outstanding Common Stock.  The number of authorized shares of Common Stock and Preferred Stock of the Company was not affected and remains at 60,000,000 and 10,000,000, respectively, but the number of shares of Common Stock outstanding was reduced from 27,515,461 to 5,503,447.  The aggregate par value of the issued Common Stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from Common Stock to Additional Paid-in Capital for all periods presented.  In addition, all per share and share amounts, including stock options and restricted stock awards, have been retroactively restated in the accompanying Consolidated Condensed Financial Statements and Notes to Consolidated Condensed Financial Statements for all periods presented to reflect the reverse stock split.

Note 7 — Sale of DioGenix Inc.

In September 2008, the Company sold to Nerveda Inc. (“Nerveda”) the Company’s wholly owned subsidiary, DioGenix Inc., focused on molecular diagnostics, for a sales price of $1,250, of which $500 was received at closing and the balance is payable pursuant to a $750 promissory note from Nerveda bearing interest at 2.38%, secured by the DioGenix assets, with two principal payments of $375 plus interest due on December 31, 2009 and June 30, 2010.  Payments due under the note are subject to acceleration if DioGenix secures

9.

institutional investment or reaches a certain development milestone.  The note has been recorded net of a discount of $75 as of September 30, 2008 due to imputed interest.  In addition, if DioGenix commercializes a diagnostic product or service for multiple sclerosis, DioGenix would pay the Company a royalty equal to 3.5% on net sales of such tests and services, capped at an aggregate of $1,500.  The Company and Nerveda have each agreed to indemnify each other for the breach by either of any representation, warranty, covenant or obligation made pursuant to the agreement.  During the three months ended September 30, 2008, the Company recorded a gain on the sale of DioGenix Inc. of $146.  The results for the Company’s molecular diagnostic business are included in the Company’s operating expenses from continuing operations; however, these expenses are not considered material and there was no revenue from this business.

Note 8 — Segment information

Subsequent to the sale of the Genomics Assets (see Note 3) and prior to the sale of DioGenix Inc. (see Note 7), the Company managed its business as two operating segments: commercial drug development and molecular diagnostics; however, because these operating segments meet the aggregation criteria of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has aggregated its operating segments into one reporting segment.  Subsequent to the sale of DioGenix Inc., the Company now manages its business as one operating segment.  For the three months ended September 30, 2008, one customer accounted for 10% or more of the Company’s revenue from continuing operations (Customer A-100%) and for the nine months ended September 30, 2008, two customers accounted for 10% or more of the Company’s revenue from continuing operations (Customer A-21% and Customer B-77%).  For the three months ended September 30, 2007, two customers accounted for 10% or more of the Company’s total revenue from continuing operations (Customer B-89% and Customer C-11%).  For the nine months ended September 30, 2007, two customers accounted for 10% or more of the Company’s total revenue from continuing operations (Customers B-85% and Customer C-15%).

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

Unless the context otherwise requires, references in this Form 10-Q to “Ore Pharmaceuticals,” “DioGenix,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc. and its formerly wholly owned subsidiary, DioGenix Inc.

Overview

We are a commercial drug development company focused on advancing a pipeline of compounds for uses identified by our proprietary indication seeking program.  We currently have three compounds in our development pipeline: romazarit (beginning development for metabolic disorders), tiapamil (beginning development for treatment of diseases of the central nervous system) and GL1001 (in development for inflammatory bowel disease).  We are also in the process of obtaining rights to several other compounds under our drug repositioning and development partnership agreements; however, there can be no assurances that we will be able to do so.  Our pipeline is unique in that all of the compounds contained therein have been successfully tested for safety in humans.  We believe that this gives our compounds a greater chance of success.

Over the past four years, we identified new therapeutic indications for a number of compounds using our indication seeking program, which systematically revealed a compound’s biological activity.  We believe that these compounds may be introduced into Phase Ib or IIa of human clinical trial testing because they have already been successfully tested for safety in human clinical trials.  We are pursuing clinical development of our compounds in parallel with our efforts to establish out-licensing or partnering arrangements to advance those compounds.

In the second quarter of 2008, we realigned our corporate resources to invest in the clinical and business development of compounds in our pipeline.  As we wind down our indication seeking program and eliminate certain administrative activities, we expect our workforce will be reduced from 71 employees as of December 31, 2007 to approximately 15 by December 31, 2008.  As of September 30, 2008, we had 20 employees.

In June 2008, we filed with the U.S. Food and Drug Administration an Investigational New Drug Application (“IND”) for GL1001, our lead drug development candidate, for the treatment of inflammatory bowel disease.  In September 2008, we initiated a 14-day multiple ascending dose clinical trial while actively seeking to out-license or partner the further clinical development and commercialization of GL1001.

Previously, we had drug repositioning and development partnership agreements with pharmaceutical companies to find new therapeutic uses for compounds they had assessed as safe in human clinical trials, but for which development had been discontinued.  These agreements with Pfizer, Inc., F. Hoffmann-La Roche Ltd, Eli Lilly and Co., NV Organon, Abbott Laboratories, H. Lundbeck, Merck-Serono and Solvay provided us with compounds that we analyzed using our indication seeking program to identify new therapeutic uses.  We obtained or are in the process of obtaining most of our pipeline compounds under these agreements pursuant to options to obtain development rights to those compounds that our partners decided not to take back into development.  Although we have on-going discussions with these partners as to the development rights for some of these compounds, our obligations to evaluate compounds under these agreements have now been substantially completed.  For each compound we obtained from a partner, if we further develop it, alone or with others, we are obligated to pay to the partner from whom we obtained the compound success-based milestone payments and royalties on sales.

In December 2007, we completed the sale of the assets of our Genomics Division (the “Genomics Assets”) to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10.0 million, of which $7.0 million was received at closing and the balance is payable pursuant to a $3.0 million non-interest bearing promissory note due 18 months from the date of closing.  We agreed to indemnify Ocimum in the event of a breach of our representations and warranties to, and agreements with, Ocimum.  Ocimum assumed certain liabilities relating to the Genomics Assets and the lease obligations of our former Genomics laboratory and office facility, subject to our agreement to reimburse Ocimum for 50% of the lease obligations for 2008.  In the event of Ocimum’s default under the lease, which expires in February 2011, we could be liable for the amounts due under the lease that could total $2.3 million at September 30, 2008 (not including our remaining lease obligations in 2008).  At September 30, 2008, Ocimum had on deposit in escrow $0.7 million to partially secure both Ocimum’s performance under the lease and payment of the $3.0 million promissory note.

11.

In September 2008, we sold to Nerveda Inc. our wholly owned subsidiary, DioGenix Inc., focused on molecular diagnostics for a sales price of $1.3 million, of which $0.5 million was received at closing and the balance is payable pursuant to a $0.8 million promissory note bearing interest at 2.38%, secured by the DioGenix assets, with two principal payments of $0.4 million plus interest due on December 31, 2009 and June 30, 2010, which are subject to acceleration in certain events.  In addition, we may receive a small royalty on net sales if DioGenix commercializes a diagnostic product or service for multiple sclerosis.  We agreed to indemnify each other for the breach by either of any representation, warranty, covenant or obligation made pursuant to the agreement.  During the three months ended September 30, 2008, we recorded a gain on the sale of DioGenix Inc. of $0.1 million.

The sale of our Genomics Assets was part of our transformation into a commercial drug development company.  We continue to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to, additional sources of funding and new strategic relationships with pharmaceutical companies and other third parties.

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

We have incurred net losses in each year since our inception, including losses of $34.7 million in 2007, $54.7 million in 2006 and $48.3 million in 2005.  At September 30, 2008, we had an accumulated deficit of $369.4 million.  Our losses have resulted principally from costs incurred from the businesses we sold and the development of our commercial drug development business.  We expect to incur additional losses in the future.

Results of Continuing Operations

With the completion of the sale of our Genomics Assets in December 2007, the Genomics Division has been classified as a “Discontinued Operation” for historical financial statement purposes.  Our remaining continuing operations consist of our commercial drug development business and, to a much lesser extent, our molecular diagnostics business.  In addition, certain expenses previously allocated to the operations that were discontinued that we have subsequently determined would not be eliminated as a result of the sale, have been re-allocated to our commercial drug development business for all periods presented.  Expenses for our molecular diagnostic business are also included in our operating expenses from continuing operations; however, these expenses are not considered material to Ore Pharmaceuticals.   There was no revenue from our molecular diagnostics business.

Three Months Ended September 30, 2008 and 2007

Revenue.  Revenue from continuing operations was $0.2 million for the three months ended September 30, 2008 and $0.8 million for the same period in 2007.  The $0.2 million in 2008 was due to the achievement of a milestone under a drug repositioning and development partnership agreement; the $0.8 million in 2007 was primarily due to the licensing agreement with H. Lundbeck for certain technology unrelated to our core commercial drug development business.  We expect future revenue to be derived primarily from the out-licensing or partnering of our lead drug candidate GL1001 (that would occur no sooner than 2010) and of other compounds in our pipeline.

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with the further development of our lead drug development candidate, GL1001, decreased to $2.3 million for the three months ended September 30, 2008 from $2.7 million for the same period in 2007.  The decrease is primarily due to lower employee-related costs of $0.5 million and third-party costs for projects other than GL1001 of $0.2 million, partially offset by $0.4 million in increased third-party costs for further development of our lead drug development compound, GL1001.  For 2008, we expect a slight increase in research and development expenses over 2007, primarily as a result of further development of GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $2.6 million for the three months ended September 30, 2008 from $2.5 million for the same period in 2007 as a result of $0.5 million in increased legal and advisory fees associated with our strategic planning, partially offset by lower employee-related expenses.  For 2008, we expect selling, general and administrative expenses to be higher primarily due to our continuing strategic planning activities and initiatives.

Net Interest Income. Net interest income decreased to $0.1 million for the three months ended September 30, 2008 from $0.5 million for the same period in 2007, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Write-down of Equity Investment. During the three months ended September 30, 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed Molecular Inc. (“Xceed”, formerly MetriGenix Corporation), due to an other-than-temporary decline in its estimated fair value.  We do not expect this write-down will result in any future cash expenditures.

12.

Nine Months Ended September 30, 2008 and 2007

Revenue.  Revenue from continuing operations was $2.0 million for the nine months ended September 30, 2008 and $0.9 million for the same period in 2007.  The $2.0 million in 2008 was primarily due to $1.5 million from the licensing agreement with H. Lundbeck and $0.4 million from the achievement of milestones under a drug repositioning and development partnership agreement; the $0.9 million in 2007 was primarily due to the licensing agreement with H. Lundbeck.

Research and Development Expense. Research and development expenses increased to $8.5 million for the nine months ended September 30, 2008 from $7.8 million for the same period in 2007.  The increase is primarily due to $1.0 million in increased third-party costs for further development of our lead drug development candidate, GL1001.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations increased to $10.3 million for the nine months ended September 30, 2008 from $8.6 million for the same period in 2007.  The increase is largely due to $1.4 million in increased legal and advisory fees associated with the Share Purchase, strategic planning and our reverse split of the Company’s shares, $0.4 million of expense related to the Share Purchase and $0.2 million in accelerated lease costs resulting from the Company’s relocation of its corporate headquarters.  This increase was partially offset by lower employee-related expenses.

Net Interest Income. Net interest income decreased to $0.6 million for the nine months ended September 30, 2008 from $1.6 million for the same period in 2007, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Write-down of Equity Investment. During the nine months ended September 30, 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed, due to an other-than-temporary decline in its estimated fair value.

Liquidity and Capital Resources

From inception through September 30, 2008, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of September 30, 2008, we had approximately $14.2 million in cash, cash equivalents and marketable securities available-for-sale, compared to $32.8 million as of December 31, 2007.  Currently, we have no material commitments for capital expenditures.

Net cash from operating activities from continuing operations increased to a negative $16.0 million for the nine months ended September 30, 2008 from a negative $12.7 million for the same period in 2007, primarily due to timing of customer payments and our increased loss from continuing operations for the nine months ended September 30, 2008.

We expect our cash burn (decrease in cash, cash equivalents, and marketable securities available-for-sale) for the fourth quarter of 2008 to be higher than that of the third ($3.6 million), primarily due to amounts associated with the further development, including the initiation of our clinical trial, of our lead drug development candidate, GL1001.

Assuming we realize our objective as to expense control, as to which there can be no assurance, we believe that existing cash, cash equivalents and marketable securities available-for-sale, receipt in June 2009 of $3.0 million relating to the promissory note from Ocimum and receipt of $0.4 million relating to the promissory note from Nerveda will be sufficient to support our operations through December 31, 2009.  We expect long-term support of our operations to come from additional out-licensing payments (including up-front payments, milestones and royalties) from our drug development pipeline.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Factors” in our Form 10-K for the year ended December 31, 2007 and our subsequent filings with the SEC.

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

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R revises SFAS 141, “Business Combinations”.  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e., the date the acquirer obtains control).  Presently, an acquisition is valued as of the date the parties agree upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  We will adopt SFAS 141R for business combinations for which the acquisition date occurs on or after January 1, 2009.

13.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  EITF 07-1 is effective for us as of January 1, 2009.  We are currently evaluating our drug repositioning and development partnership agreements and have not yet determined the effect, if any, the adoption of this statement may have on our financial position, results of operations and cash flows.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

14.

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

ORE PHARMACEUTICALS INC.

Date:	October 31, 2008	By:	/s/	Philip L. Rohrer, Jr.
Philip L. Rohrer, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

16.