Form 10-K
period 2008-12-31
GENE LOGIC INC
filed 2009-03-17
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]           Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐ NO ☒

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2008 was approximately $6,983,000, based on the closing price on that date of Common Stock on The NASDAQ Stock Market.*

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,483,519 as of March 4, 2009.

*
Excludes 211,216 shares of Common Stock held by directors and executive officers and stockholders whose beneficial ownership exceeds 10% of the shares outstanding on June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

Documents Incorporated by Reference
Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2008.

Report of Independent Registered Accounting Firm—Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the two years ended December 31, 2008
Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2008
Consolidated Statements of Cash Flows for the two years ended December 31, 2008
Notes to Consolidated Financial Statements

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceuticals Inc. (“Ore Pharmaceuticals”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Pharmaceuticals operates and its business and the beliefs and assumptions of the management of Ore Pharmaceuticals. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in this Form 10-K under the section entitled “Risk Factors”. Ore Pharmaceuticals undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-K to “Ore Pharmaceuticals,” “Ore Pharmaceuticals Inc.,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc. Gene Logic® is a registered trademark of Ocimum Biosolutions, Inc.

ITEM 1.	BUSINESS

Corporate History

Ore Pharmaceuticals Inc., headquartered in Gaithersburg, Maryland, is a drug development company focused on developing certain compounds for uses we identified through our drug repositioning efforts. The Company was incorporated in September 1994 as a Delaware corporation and completed its initial public offering in 1997. Formerly named Gene Logic Inc., we changed our name to Ore Pharmaceuticals Inc. in December 2007. In 2008, we focused on developing certain compounds for which we had found new uses through our drug repositioning technology. Our stock is traded on The NASDAQ Global Market under the symbol “ORXE.”

Until 2006, our core business was licensing our proprietary genomics databases and software and providing related services. In 2006, following a strategic reevaluation of our business we embarked on a series of actions. In December 2006, we sold our preclinical testing services subsidiary (sometimes referred to as our Preclinical Division) to Bridge Pharmaceuticals, Inc. In December 2007, we sold the assets of our Genomics Division (the “Genomics Assets”) and the related name “Gene Logic” to Ocimum Biosolutions, Inc. (“Ocimum”). We retained certain technology and the right to use our genomics databases for the purposes of drug development and molecular diagnostics. In September 2008, we sold our molecular diagnostics subsidiary, DioGenix Inc., to Nerveda, Inc.

We then focused our efforts on our drug repositioning and development business, which was based on certain drug indication-seeking technologies that we had previously acquired from Millennium Pharmaceuticals, Inc. (“Millennium”) and on the proprietary genomics databases and software we had developed. Through our drug repositioning efforts, we identified potential new therapeutic uses for specific compounds. In 2008, we discontinued further drug repositioning efforts to focus on developing certain of these specific compounds for the new uses.

Our Business

Ore Pharmaceuticals is a drug development company. We are now developing a small number of drug candidates for new therapeutic uses discovered through our drug repositioning efforts.

Before discontinuing our drug repositioning efforts, we applied well-known technologies along with our proprietary know-how in integrative pharmacology to identify potential new uses for certain drug candidates owned by other pharmaceutical companies. These drug candidates were discontinued in such other pharmaceutical companies’ clinical development for reasons other than safety. In 2008, we decided to focus our efforts and resources on developing certain of these drug candidates for which we had discovered potential new therapeutic use and discontinued further drug repositioning work.

Our drug candidates have already been tested in preclinical testing and in humans by the original developer and have demonstrated an acceptable safety profile. Therefore, we believe that our drug candidates have a higher likelihood of clinical success than the drug candidates typically under development at small drug development companies.

Under the supervision of our Senior Vice-President for Clinical Development, our drug development efforts are generally performed by outsourced contractors and consultants.

Although our current financial resources are presently limited, we have made and continue to make significant changes to reduce our rate of cash usage, while maintaining our business objectives. In 2009, we expect to outsource additional administrative functions as we continue efforts to reduce our employee headcount and related rate of cash usage.

We also continue to consider other strategic opportunities and paths to enhance shareholder value, including, but not limited to, targeting additional sources of funding and developing new strategic relationships with pharmaceutical companies and other interested third parties.

Our Pipeline of Drug Candidates

We currently have three drug candidates for which we have development rights for new uses we discovered. All of these drug candidates have undergone extensive preclinical safety testing and have, at the very least, been through early-stage human clinical trials. Using our drug repositioning technology, we found potential alternate uses for these drug candidates that our drug repositioning partners had not previously investigated. Since these drug candidates have already been in early-stage clinical testing, we believe we can quickly move these drug candidates back into clinical development enabling us to efficiently determine their potential for their newly discovered indications.

Our right to develop each of our drug candidates resulted from a commercial arrangement with our drug repositioning partners (see “Contractual Arrangements” below). Under these arrangements, we are obligated to pay to such partners certain success-based milestones during clinical development, as well as royalties on future commercial sales. We are seeking to obtain development rights to several other compounds for which we identified new uses from our drug repositioning and development partnership agreements.

GL1001

Our lead drug candidate and the primary focus of our scientific efforts is GL1001, which we are developing for the treatment of inflammatory bowel disease (“IBD”). We recently completed a multiple ascending dose Phase I clinical trial in the United States. We are planning to initiate a Phase Ib/IIa clinical trial for ulcerative colitis in mid 2009 that we expect to have completed in mid to late 2010.

Background on GL1001

In 2006, we acquired the rights to develop GL1001 from Millennium. Through extensive analysis, we have identified potential new therapeutic uses for this drug candidate to treat IBD and other gastrointestinal diseases and conditions.

GL1001 is a potent inhibitor of the ACE2 enzyme, whose substrates include several bioactive peptides. We have broadly analyzed GL1001’s action, as well as its disease-specific expression in human tissue samples. Our animal models indicate that GL1001 reduces signs of injury and inflammation in experimental colitis, gastritis and gastric ulcer. In a particular model, our drug candidate reduced the severity of histological lesions and was observed to target colon tissue. In another model, GL1001 reduced gastric damage scores induced by non-steroidal anti-inflammatory drugs.

In 2002, GL1001 was tested by Millennium in a single ascending dose Phase I clinical study in the United Kingdom. Results of that clinical trial indicated that the drug candidate was well-tolerated up to the highest dose tested. In June 2008, we filed an investigational new drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for GL1001 (see “Drug Development” below). Following clearance of the IND and to confirm GL1001’s safety profile in humans, we commenced clinical testing of GL1001 in September 2008 in a multiple ascending dose Phase I clinical trial. This study was a blinded, placebo-controlled study in 32 healthy volunteers that studied the effects on subjects of multiple ascending doses. The drug candidate was orally administered for 14 days. Results of that trial showed that the drug candidate was well tolerated by humans, with no serious adverse events observed.

We are currently preparing protocols and manufacturing sufficient quantities of GL1001 in anticipation of initiating a Phase Ib/IIa clinical trial in mid 2009. This trial will be designed to study additional safety aspects, as well as the effectiveness of GL1001 in the treatment of ulcerative colitis. We expect results of this study to be available in mid to late 2010.

Therapeutic Opportunity – Inflammatory Bowel Disease

IBD consists of two categories of disease: ulcerative colitis (“UC”) and Crohn’s disease (“CD”). These are conditions that are characterized by intermittent, relapsing intestinal inflammation. UC tends to occur in the terminal portions of the digestive tract, and CD can occur anywhere in the digestive tract. Roughly fifty percent (50%) of patients diagnosed with IBD are believed to have UC, while thirty percent (30%) have CD and the remaining twenty percent (20%) have “indeterminate colitis” with symptoms that fall between CD and UC. The clinical trial for GL1001 that we are planning will focus on treatment of UC; however, we have preliminary evidence that GL1001 may also be useful in the treatment of CD.

Worldwide, there are estimated to be four million patients diagnosed with IBD; approximately one million of these patients are in the United States. Recent statistics appear to indicate a rise in the number of new cases.

UC is characterized by diffuse inflammation affecting the mucosal and submucosal layers of the colon that typically is most intense in the rectum and can extend into the colon. In about a third of UC patients, the entire large bowel is affected. The inflammation can result in ulcerations that can lead to bloody diarrhea. Current therapies do not appear to cure the disease or prevent future recurrences. Chronic inflammation increases the risk of colon cancer, making surveillance for dysplasia (a form of pre-cancer) necessary even if the actual inflammatory disease remains in remission.

CD is more varied in its inflammatory process and clinical manifestations. Typically, inflammation affects all layers (referred to as transmural inflammation), in contrast to the superficial inflammation found in UC. Unlike UC, where the inflammatory process is typically diffuse and continuous in extent, CD inflammation may be patchy and segmental. Symptoms can reflect the inflammation itself or the scarring that can result (fibrostenotic disease). Often the gastrointestinal tract becomes obstructed at the affected site. In many patients, the transmural inflammation can result in pathologic connections between the intestine and a variety of structures, including other parts of the GI tract, the bladder and the skin (most commonly in the perineal or perianal region). While CD can result in a wide range of symptoms, patients can experience a combination of abdominal pain, diarrhea and weight loss. In pediatric patients, lack of growth is a particularly common manifestation. In addition to symptoms related directly to gastrointestinal tract function, a significant minority of patients with either UC or CD also experience manifestations outside the intestinal tract due to associated inflammation affecting the skin, eyes, joints, liver and bile ducts. Although specific episodes or complications of CD can respond to available drugs or surgical intervention, none are curative, and the disease is life-long.

It is estimated that between one and two million Americans are affected by IBD. With typical onset in childhood or early adulthood, these disorders cause many decades of pain and suffering and result in significant lost productivity, in addition to the direct costs of medical and surgical care.

The burden on the U.S. healthcare system alone is significant; IBD is one of the five most prevalent gastrointestinal diseases in the United States, with an overall health care cost estimated at more than $1.7 billion. This chronic condition commonly requires a lifetime of care after diagnosis. Each year in the United States, IBD accounts for over 700,000 physician visits, 100,000 hospitalizations and disability in 119,000 patients. Over the long term, approximately 75% of patients with CD and 25% of those with UC will require surgery.

Limitations of Current IBD Treatments

Existing therapies present significant concerns in efficacy, safety and dosing. Although a variety of medications are available that can control inflammation and relieve the resulting symptoms, none provide fully effective treatment, and almost all are associated with the risk of serious side effects. Surgical intervention plays a key role in the management of some patients. However, even with surgery, recurrence of IBD over time is likely. If approved for use, GL1001 has the potential to offer long-term therapeutic relief of the serious symptoms exhibited by patients with IBD with less adverse side effects than current medications.

Potential Therapeutic Opportunity – Radiation Enteritis

In addition to IBD, we are also investigating use of GL1001 for the treatment of radiation enteritis (also known as radiation enteropathy), a common adverse side-effect of radiation therapy for cancer where the mucosal lining of the intestine is damaged by cytotoxic radiation. An early pilot study testing GL1001 in a radiation enteritis animal model showed positive results; however, it is still too early to determine whether GL1001 could be developed in this indication.

Commercialization Opportunities

As we proceed with our early-stage clinical testing, we are actively seeking to enter into an arrangement with one or more third parties that would conduct or finance later-stage clinical development and commercialization of GL1001.

Tiapamil

In 2008, we acquired development and commercialization rights for tiapamil from F. Hoffman La Roche Ltd. (“Roche”). As part of our drug repositioning program, we discovered that tiapamil activates a major regulatory protein in the brain, an activity for which this drug candidate and its class of L-type calcium channel antagonists had not been previously developed. We have thus identified potentially novel therapeutic uses for tiapamil in certain central nervous system diseases, particularly focused on cognition and memory.

Development of tiapamil was discontinued by Roche in 1986 for reasons other than safety after completing Phase II trials in hypertension, dysrhythmia and angina pectoris. Based on the results of our early preclinical studies, we intend to develop tiapamil for the most appropriate of several potential indications. Additional preclinical work will likely be necessary to assist in this determination prior to filing an IND with the FDA. We have not yet determined when we will make such a filing.

The composition of matter patents (see “Intellectual Property Rights” below) for tiapamil that were filed by Roche have expired; however, we have recently filed provisional method-of-use patent applications for tiapamil based on our preclinical discoveries. Because tiapamil has never been made available commercially, we expect that any issued patents resulting from our patent applications would adequately protect a developer in the marketplace from generic competition for the remainder of such patents’ life.

Romazarit

In 2008, we also acquired development and commercialization rights from Roche for the clinical-stage drug candidate romazarit. Through our repositioning analysis, we identified potentially novel therapeutic uses for romazarit in metabolic diseases and subsequently observed lowered lipid levels, weight and glucose levels in preclinical testing, which could allow this drug candidate to be developed for the treatment of metabolic indications such as obesity.

Development of romazarit was discontinued by Roche in 1990 for reasons other than safety during Phase II trials for rheumatoid arthritis. Based on our preclinical efforts, we intend to develop romazarit for a metabolic indication, although we expect that some limited preclinical work will be necessary to assist in delineating the appropriate development path and prior to filing any IND with the FDA.

The composition of matter patents for romazarit have also expired; however, we have filed provisional method-of-use patent applications for romazarit based on the results of our preclinical analysis. Because romazarit has never been made available commercially, we expect that any issued patents resulting from our patent applications would adequately protect a developer in the marketplace from generic competition for the remainder of such patents’ life.

Drug Development

Today, drug development in the United States generally consists of the following steps:

•	Discovery. Discovery is the process of identifying new biological targets and the compounds that can affect them. Targets must be identified, prioritized and validated.

•
Preclinical Testing. Compounds that are being considered as drugs are studied in the laboratory and in animal studies to determine if the compound will have an acceptable safety profile and if it will be effective in treating the targeted disease or condition (i.e. show efficacy in treatment). For certain diseases, animal models may exist which may predict human efficacy.

•
Investigational New Drug (“IND”) Application. After completing preclinical testing, an IND application is filed with the FDA for permission to test the compound in humans. The IND application includes the results of any animal studies and any other relevant safety and efficacy data.

•
Clinical Trials. These trials consist of a series of increasingly complex and costly studies (Phase I, II and III) designed to show the effect of drug candidates administered to human subjects that ultimately can involve up to several thousand patients over a multi-year period.

o
Phase I Trials. Represents the initial introduction of an investigational new drug into a small number of healthy human subjects to test for safety concerns and possible adverse effects, dosage tolerance, absorption, biodistribution, metabolism, excretion and clinical pharmacology. These trials may also potentially provide early indications of efficacy. In some instances, a slightly more advanced Phase Ib study can be used as a “proof of concept,” or confirmation of the drug developer’s hypothesis.

o
Phase II Trials. Includes early, controlled, small-scale clinical studies conducted to obtain initial data on the efficacy of the drug, to determine dose tolerance and optimal dose range and to gather additional information relating to safety and potential adverse effects. Phase II studies are sometimes divided into Phase IIa and Phase IIb. Phase IIa is designed to assess “proof of concept” (i.e. does the drug demonstrate the intended therapeutic effect), as well as dosing requirements (how much drug should be given), and Phase IIb is specifically designed to study efficacy (how well the drug works at the prescribed doses).

o
Phase III Trials. Consists of clinical trials involving substantially larger groups of subjects and longer testing after initial evidence of effectiveness of the drug has been obtained in Phase II. These trials also gather additional information about effectiveness and safety needed to evaluate the overall benefit-risk relationship of the drug. Phase III studies usually include several hundred to several thousand people and may be conducted over multiple years. As Phase III trials are the most expensive of the clinical trials, with costs frequently in excess of $50 million and in some cases more than $100 million, smaller companies often attempt to outlicense their drug candidates prior to Phase III trials.

•
New Drug Application (“NDA”) and Approval. Following successful completion of clinical trials, the developers are required to file NDA applications with the FDA for its approval to allow commercial manufacture, marketing and sale of the drug (referred to as commercializing the drug). This process can also be both extensive and burdensome and the FDA can request additional testing.

Sales and Marketing

Our sales and marketing activities consist of business development efforts to identify third parties potentially interested in our drug candidates. These activities are ongoing and it may take a considerable period of time for us to be able to complete a commercial arrangement. We don’t expect that we will be able to complete any such arrangement for our lead candidate, GL1001, until we complete the anticipated Phase Ib/IIa clinical trial in mid to late 2010.

In 2008, we approached what we believe to be the majority of companies who may have a therapeutic interest in the gastrointestinal disease market. We received indications of interest from a number of these companies, and have kept such interested companies aware of our progress. In 2009, we expect to continue to have additional communications and discussions with companies interested in GL1001.

Research & Development

Research and development expenses for the years ended 2008 and 2007 were $9.7 million and $10.3 million, respectively. In 2007, our research and development expenses primarily consisted of costs associated with our discontinued drug repositioning business. In 2008, our research and development expenses primarily related to the development of GL1001.

Contractual Arrangements

We obtained rights to GL1001 from Millennium and to romazarit and tiapamil from Roche.

Under the terms of a Compound Transfer and Development Agreement with Millennium dated July 26, 2006, we obtained broad rights to develop and/or outlicense GL1001 in any disease indication, except for oncology diseases. Under the agreement, we, or any successor that ultimately develops GL1001, would be obligated to make certain milestone payments to Millennium based on the achievement of the following milestones:

•	upon completion of Phase IIa clinical trials;
•	upon initiation of Phase III clinical trials; and
•	upon first obtaining regulatory approval to market the drug.

In addition, the developer of GL1001 will be obligated to make royalty payments to Millennium equal to a percentage of net commercial sales of approved products containing GL1001. The term of this agreement extends to the life of any of our valid patents for GL1001.

Under the terms of the Drug Indication Evaluation and Development Agreement with Roche dated December 5, 2005, and amended on June 13, 2008, we obtained rights to develop and/or outlicense romazarit and tiapamil. Under the agreement, we, or any successor that ultimately develops either tiapamil or romazarit, would be obligated to make certain milestone payments to Roche based on the achievement of the following milestones:

•	upon filing or reactivation of an IND;
•	upon preliminary efficacy established in first Phase II clinical trial;
•	upon initiation of Phase III trials; and
•	upon obtaining regulatory approval to market the drug in the United States, Europe and/or Japan.

In addition, the developer of either tiapamil or romazarit will be obligated to make royalty payments to Roche equal to a percentage of net commercial sales of approved products containing such drug candidates. The term of this agreement extends to the life of any of our valid patents for tiapamil or romazarit, as the case may be.

Competition

Currently, there are many small pharmaceutical and biotechnology companies developing drugs. In many instances, these companies may not have the experience or resources necessary to bring a compound through the full clinical and regulatory process to obtain marketing approval and thus must seek assistance from larger companies. Recently, difficult economic conditions and the difficulties smaller companies have in obtaining capital appear to be causing more of these smaller companies to seek such assistance earlier in the development process. We compete with these companies to make commercial arrangements with larger, more well-established, companies.

In addition, we expect to see competition from both manufacturers of existing drugs and drugs currently in development to treat patients afflicted with diseases or conditions that can be treated with our drug candidates. Products in this market will be differentiated based on cost, effectiveness, dosage sizes, side effects and interaction with other therapies and drugs. Companies such as Proctor & Gamble Pharmaceuticals, Pfizer, Inc., Salix Pharmaceuticals Ltd. and Centocor Ortho Biotech Inc. currently market drugs that we anticipate would compete with GL1001 for the treatment of IBD. We believe that the following companies are currently developing drugs that, if approved, would also compete with GL1001 for IBD treatment:  Bristol-Myers Squibb Company, Takeda Pharmaceutical Company Ltd., DanioLabs Ltd., BioLineRx, Ltd., Cosmo Pharmaceuticals S.p.A., AGI Therapeutics PLC and SLA Pharma AG. There may be other drugs in development for IBD treatment of which we are not aware.

Suppliers

We outsource a number of technical activities to achieve our business goals. These activities include performing preclinical and clinical testing, compound manufacturing and designing clinical protocols that meet FDA and other regulatory standards. We have entered into contractual arrangements with experienced professional consultants to provide advice and assist in meeting various regulatory requirements while we seek to conduct clinical trials for GL1001. We also have a manufacturing agreement to provide sufficient quantities of GL1001 for our clinical testing needs. Finally, we have service arrangements with a number of clinical research organizations to design the protocols, identify clinical facilities to recruit participants and conduct trials and to manage and oversee the actual conduct of clinical trials for GL1001. Because there is an adequate supply of other providers who could perform the services provided by our suppliers, we do not believe that we are dependent on any of our suppliers.

Intellectual Property Rights

As of December 31, 2008, we own or have license rights to 36 issued patents, 21 of which are United States patents, and 47 patent applications, 23 of which are United States utility (non-provisional) or provisional patent applications. Of such patents and patent applications, 6 US patents and 9 patent applications relate to GL1001 and 6 US patents and 11 patent applications relate to the other drug candidates in our pipeline. The remaining patents relate to programs or technologies that we expect to outlicense, assign or abandon in 2009. At this time, we believe that, in particular, only the patent applications related to new indications of usage for GL1001 (and the in-licensed rights to Millennium patents and patent applications for GL1001) are material to our business. The patents and patent applications associated with our drug candidates generally fall into two categories: composition of matter patents and method-of-use patents.

Composition of Matter Patents. Typically, patents on new compounds are filed before or during the discovery stages of development, when lead compounds are identified as prospective drugs. These are typically composition of matter patents that set forth the invention of a compound described by its chemical composition and other physical or behavioral properties. These patents often claim initially-conceived methods for using the compound. When granted, any commercial use of the compound would likely infringe such patents and thus they provide full protection against generic manufacturers or developers of alternate uses.

Method-of-Use Patents. By contrast, method-of-use patents describe discoveries of new potential uses of pre-existing compounds, but do not claim the invention of the compound itself. These patents provide protection against infringement by other parties that may seek to use a compound in a way that is claimed in the patent, even if that compound’s composition of matter patent has expired. In this situation, while it may not be infringement to manufacture and sell a particular approved drug that is off patent (i.e. no longer protected by a composition of matter patent), it is likely to be infringement to sell the drug marketed for a use described in a valid method-of-use patent. A perceived industry risk with method-of-use patents is that, without infringing such patents, generic manufacturers can market and sell approved pharmaceuticals for other uses that are not covered by the method-of-use patents; however, doctors may prescribe such generic products for the uses that are claimed by the method-of-use patents. In the cases of our drug candidates, these drugs have not been approved for any use; thus, generic companies seeking to sell and market our drug candidates simply because composition of matter patents have expired would have to go through lengthy clinical trials and approval processes in order to bring these drug candidates to market for any use that would not otherwise infringe our method-of-use patents.

We also have licenses granting us exclusive rights in particular issued composition of matter patents and patent applications for GL1001 that are currently owned by Millennium. Pursuant to these licenses with Millennium, which expire only when the patent life ends, we have the right to participate in the prosecution and other strategic decisions for these patents and patent applications.

Patents and patent applications associated with our drug candidates are the primary method for protecting our intellectual property rights. For intellectual property rights that are not eligible for patent protection, we rely on confidentiality agreements and other trade secret protection measures to protect our interests. We take security measures to protect our proprietary know-how and technologies and confidential data and information, including requiring all employees and consultants to enter into confidentiality agreements. In arrangements with third parties (including suppliers) that require the sharing of know-how and other confidential information, our policy is to make available only such information as is relevant to our agreements with such parties, subject to appropriate contractual restrictions, including requirements for them to maintain confidentiality and use such information solely in accordance with our agreement. However, such measures may not adequately protect our information.

In connection with the sale of our Genomics Assets, we also obtained a perpetual, royalty-free license to the genomics databases we had developed by our former Genomics Division that allow us to use such databases, in the form they existed as of the date of sale, for drug development.

Additional Government Regulation

As described above, our preclinical and clinical activities are regulated by the FDA. In addition we use third-party manufacturers to produce GL1001. These third party manufacturers are subject to FDA regulations and inspections. Also, new government requirements may be established that could delay or prevent our drug candidates from further clinical development.

Our laboratory is located in our facility in Cambridge, Massachusetts. Our sublease for this facility expires by June 30, 2009, and we do not anticipate leasing additional laboratory space as we now use outside contractors to perform the majority of our laboratory work. Our laboratory is currently subject to a variety of national, state and local laws and regulations. We maintain standard operating procedures and the documentation necessary to comply with regulations relating to hazard communication and employee right-to-know regulations, the handling, storage and disposal of medical specimens, laboratory materials and hazardous waste and radioactive materials and the safety and health of laboratory employees. The cost of complying with such regulations is not material.

We no longer use controlled substances in our laboratory; however, in 2008 such use was regulated and subject to licensure by the United States Drug Enforcement Administration and relevant state and local agencies. We are in the process of closing this license and removing any remaining controlled substances from our laboratory.

The regulations of the United States Department of Transportation and the United States Postal Service apply to the transportation of laboratory specimens via surface and air.

The Occupational Safety and Health Administration has established extensive requirements relating to workplace safety, which require us to follow certain procedures, including providing ongoing training and proper equipment for employees working in our facilities. Our employees receive training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

Seasonality

Our business is not subject to predictable seasonal variation.

Human Resources

As of December 31, 2008, we had 14 full-time employees, all of whom reside within the United States. Most of our employees are engaged directly in the management and administration of the Company. None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

We maintain an Internet site at www.orepharma.com. However, material contained on our Internet site is not incorporated by reference into this Form 10-K. We make available free of charge on or through our Internet site our SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

ITEM 1A.	RISK FACTORS

The Company is subject to risk factors common to other small drug development companies and to risks particular to its own situation. While it is not possible to predict or identify all such risk factors, set forth below are what we believe to be the most significant risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K. This list is not meant to be all-inclusive. You should carefully consider these risks and all other information included in this Form 10-K, together with all other risks associated with small public drug development companies and all risks associated with investing under difficult economic uncertainties. Each of these risk factors could have material adverse effects on our business, results of operations, financial condition and cash flows, as well as adversely affect the value of our Common Stock.

Risks and Uncertainties Related to Our Current Business and Industry

Our business is dependent on the successful development of our drug candidates.

Similar to other small drug development companies, we have a limited number of drug candidates and our business is dependent on their success. We currently have three drug candidates in our pipeline; however, our primary effort is focused on our lead drug candidate, GL1001. If we are unable to successfully develop and commercialize GL1001, it is unlikely that we will have sufficient resources to develop the other drug candidates in our pipeline.

Small drug development companies with drug candidates in testing stages face numerous risks and uncertainties, including but not limited to:

•
whether they can successfully conduct preclinical and clinical testing of their drug candidates and whether such testing produces results sufficiently positive to support entering into outlicensing or other commercial arrangements with third parties;

•
whether they can design protocols and recruit sufficient subjects with the right characteristics and conduct clinical testing to adequately prove the safety and therapeutic effectiveness of their drug candidates at a cost acceptable to the company;

•	whether testing of their drug candidates demonstrates acceptable therapeutic effect;
•	whether testing of their drug candidates reveals unanticipated safety issues or undesirable side effects;
•	whether regulatory review and approval by the FDA and other domestic and foreign regulatory authorities can be timely and successfully completed;
•	whether their drug candidates appear to have sufficient potential economic return to interest investors and/or commercial partners;
•	whether sufficient funding is available to operate the company and to conduct the necessary testing and clinical trials; and
•
whether commercial partners are successful in developing and commercializing any drug candidates and whether such drug candidates produce sufficient revenue to pay any third party license fees associated with those drug candidates, support the companies and provide a financial return to their stockholders.

In addition to the foregoing, our drug candidates are subject to additional risks and uncertainties which include, but are not limited to:

•
whether we experience difficulties or delays in the initiation, progress or completion of clinical trials for our drug candidates, including GL1001 trials, whether caused by competition, adverse events, investigative site initiation rates, patient enrollment rates, regulatory issues or other factors;

•	whether the clinical trials demonstrate that GL1001 is a safe and effective treatment for diseases of commercial interest;
•	whether the safety and/or efficacy results of the GL1001 trials support developing an NDA in the United States or any other country; and
•	whether an NDA is approved by the FDA or any other regulatory authority.

Adverse outcomes with regard to any of the foregoing risks and uncertainties could cause a drug candidate to fail, either technically, economically or commercially, and such failure could deplete or exhaust our resources.

If we are unable to develop commercial arrangements for our drug candidates, we may be unable to generate revenues.

Prior to late-stage clinical testing, smaller drug development companies often must outlicense or otherwise partner a drug candidate to or with a larger company with more financing and resources because smaller companies lack the resources necessary to (a) conduct late-stage clinical testing, which is very expensive and time consuming, and (b) manufacture and commercialize the product. Because other funding available to small drug development companies is difficult and expensive to obtain in the current economic climate, we will face significant competition from other small drug development companies in our attempt to interest larger companies in our drug candidates. This competitive environment could force us to outlicense or otherwise partner our drug candidates at earlier stages and to accept less compensation. There can be no assurance that we will be able to complete successful commercial arrangements for our drug candidates.

There are numerous risks associated with the commercialization of drug candidates.

If GL1001 or any of our other drug candidates is commercialized, there are additional risks and uncertainties, including, but not limited to:

•	whether the government, private health insurers and other third-party payors will provide sufficient coverage or reimbursement for products derived from our drug candidates;
•	whether such products will achieve sufficient acceptance by the medical community;
•	whether alternative or more effective drug candidates or treatment strategies are developed; and
•	whether insurance covering our drug candidates will sufficiently cover product liability claims.

Adverse outcomes with regard to any of the foregoing risks and uncertainties would hinder or prevent the successful commercialization of GL1001 or any of our other drug candidates and could have a materially adverse effect on our business.

Because our drug candidates and our development and collaboration efforts depend on our intellectual property rights, adverse events affecting such rights would harm our ability to commercialize our drug candidates.

Our success will depend to a large degree on our own, our licensors’ and potential partners’ ability to obtain and defend patents for our drug candidates. Our patent position on drug candidates involves complex legal and factual questions. Specific risks and uncertainties that we face in the area of patent exclusivity include, but are not limited to:

•	whether the pending patent applications we have filed, or to which we have licensed rights, result in issued patents and the length of time it takes to obtain issued patents;
•	whether the claims of any patents which are issued on our pending applications provide commercially meaningful protection or value;
•	whether the patents licensed or issued to us provide adequate exclusivity for all aspects of our proprietary technology;
•	whether other companies challenge patents issued or licensed to us; and
•	whether the patent protection available is deemed adequate protection by our commercial partners to invest in the development and commercialization of our drug candidates.

Adverse outcomes with regard to any of the foregoing risks and uncertainties could have a detrimental impact on the development and commercialization of our drug candidates.

We may need to initiate patent enforcement litigation or be subject to future infringement claims.

Various organizations, including companies, academic institutions and non-profit institutions are developing drug candidates. Many of these drug candidates are subject to the same evolving legal standards and related uncertainties about patent protection. Therefore, it may be necessary for us to initiate litigation to protect and enforce our intellectual property rights. We may not have the resources to initiate such litigation, and if we do, we may not prevail in such litigation. In addition, we may be the subject of patent infringement claims raised by other parties; we could incur substantial litigation costs to defend ourselves in such infringement suits.

Risks and Uncertainties Related to our Sold or Discontinued Businesses

We remain subject to outstanding obligations with respect to our sold or discontinued businesses.

We previously conducted a genomics business, a preclinical business, a drug repositioning business and, on a smaller scale, a molecular diagnostic business. In most cases, when we sold or discontinued these businesses, we assigned the leases for the space required to conduct these businesses, but remain liable to the landlord with regard to several properties if the assignees of such properties fail to timely make rental payments or otherwise breach the terms of such leases. Such leases expire through December 2013 and at December 31, 2008 represented a potential aggregate contingent liability of $12.2 million. We also accepted promissory notes in partial payment of the sales price for two of our sold or discontinued businesses ($3 million due in June 2009 and $0.4 million due each in December 2009 and June 2010) that have not yet come due and agreed to remain liable and to indemnify the purchasers of our discontinued businesses to various degrees, and subject to various limitations and exclusions, with regard to any claims resulting from the discontinued businesses.

Therefore, risks and uncertainties applicable to our sold or discontinued businesses include, but are not limited to:

•	whether the promissory notes will be paid in full and without dispute when due;
•	whether claims will be made against us for any indemnity provided to purchasers or by any customer or supplier of the sold or discontinued businesses; and
•
whether the assignees of the various leases will make rental payments and otherwise comply with the terms of such leases for the balance of the lease terms, or if any of them default, whether we will be able to limit any resulting lease liability.

General Business Risks and Risks Related to Our Common Stock

We have a history of operating losses that could continue for some time.

We have incurred operating losses in each year since our inception, including losses of $22.5 million in 2008 and $34.7 million in 2007. At December 31, 2008, we had an accumulated deficit of $372.8 million. Our losses have resulted principally from costs incurred from the businesses we sold and the development of our drug development business. These costs have exceeded our revenue and we expect to incur additional losses in the future.

We have limited funding available and may not be able to obtain the additional funding we need to continue to develop our drug candidates as planned.

We have limited funding available, but have made and are continuing to make substantial efforts to reduce our rate of cash usage so that we will have sufficient funds to complete the Phase Ib/IIa clinical trial we believe is needed to realize value with respect to GL1001. As part of those efforts, we are reducing our workforce and attempting to reduce other expenses; however, we may also need to seek additional funding in the near future. There is no assurance that funding will be available or will be on terms acceptable to us or to our shareholders. If we are unable to obtain necessary financing, or financing on favorable terms, when needed, our business would materially suffer and we may not be able to continue our strategies, including continuing to develop our drug candidates. If additional financing is obtained through the issuance of equity securities or debt convertible to equity, our existing stockholders could experience significant dilution.

Our Common Stock is subject to the possibility of delisting from The NASDAQ Global Market.

Our Common Stock, which is currently listed on The NASDAQ Global Market, is currently trading below the minimum $1.00 per share price necessary for such listing. Such requirement has been temporarily suspended by NASDAQ until at least April 2009; however, if we are unable to meet this requirement when reinstated, our Common Stock could be delisted by NASDAQ.

We may not be able to hire or retain key officers or employees that we need to implement our business strategy and develop our drug candidates.

Due to our efforts to reduce cash usage, we have had to significantly reduce our workforce. These changes could have potential negative effects on our operations. Additionally, these workforce reductions combined with the uncertainty of our future could make it difficult to retain and recruit qualified personnel as we continue to develop our drug candidates. The competition for qualified personnel is intense, and the loss of services of certain personnel or our inability to attract additional personnel when needed could adversely affect our business. In order to hire and retain personnel, we may be required to issue significant amounts of equity-based compensation, which could cause our existing stockholders to experience dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the principal facilities we sublease, the location and approximate size of each subleased space and their designated use. We believe that these facilities are in good condition and are sufficient to meet our business needs for the foreseeable future.

Location	Approximate Square Footage	Operation	Type of Holding	Expiration
Gaithersburg, MD.	5,108	Office	Sublease	2013

Cambridge, MA.*	4,211	Administrative, R&D	Sublease	2009
	9,319

*Our sublease of the Cambridge facility expires by June 30, 2009; we are currently looking to enter into a new lease arrangement in or around Cambridge, MA.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings that would have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on The NASDAQ Global Stock Market under the symbol “ORXE”. Prior to January 3, 2008, it traded under the symbol “GLGC.” The following table sets forth information regarding the high and low closing prices* for our Common Stock, for the periods indicated:

Year Ended December 31, 2008	High	Low
First Quarter	$4.50	$2.40
Second Quarter	$2.85	$1.31
Third Quarter	$1.40	$0.73
Fourth Quarter	$0.96	$0.48

Year Ended December 31, 2007
First Quarter	$12.60	$7.65
Second Quarter	$12.50	$6.25
Third Quarter	$7.00	$5.90
Fourth Quarter	$6.10	$3.80

* All closing prices shown in the table reflect the one-for-five reverse stock split approved by our stockholders on May 23, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a drug development company focused on advancing our pipeline of drug candidates for uses previously identified by our discontinued drug repositioning program.  We currently have three drug candidates in our pipeline: GL1001 (in development for inflammatory bowel disease), tiapamil (beginning development for treatment of diseases of the central nervous system) and romazarit (beginning development for metabolic disorders).  We are also seeking to obtain rights to several other compounds for which we identified new uses from our drug repositioning and development partnership agreements; however, there can be no assurances that we will be able to do so.  Our pipeline is unique in that all of our drug candidates have been successfully tested for safety in humans by the original developer.  We believe this gives our drug candidates a greater chance of success since the majority of compounds fail in clinical trials due to safety issues.  We are exploring commercial arrangements for these compounds.

In June 2008, we filed an IND with the FDA for GL1001, our lead drug candidate, for the treatment of inflammatory bowel disease.  In December 2008, we completed a multiple ascending dose Phase I clinical trial.  The study was a blinded, placebo-controlled study in 32 healthy volunteers that studied the effects on subjects of multiple ascending doses.  The drug candidate was orally administered for 14 days.  Results of that trial showed that the drug candidate was well tolerated by humans, with no serious adverse effects observed.

In 2008, we discontinued our drug repositioning efforts and realigned our corporate resources to invest in the clinical and business development of drug candidates in our pipeline.  We reduced our operating expenses by implementing a significant reduction in our workforce from the 71 employees reported on December 31, 2007 to 14 as of December 31, 2008.  Further expense reductions were achieved as a result of the assignment of our Cambridge, Massachusetts facility (we subleased back a smaller portion for a term ending in June 2009) resulting in total savings of approximately $7.1 million over the remaining term of the lease that expires in 2013.

We believe that as a result of our ongoing realignment efforts and cash conservation programs, including further employee reductions expected in 2009, nine of which are expected to occur prior to May 2009, we now have the resources to initiate and complete the Phase Ib/IIa clinical trial for GL1001, which is expected to begin mid 2009 and be completed in mid to late 2010.  We also plan to continue to exploit our portfolio of other drug candidates.

Previously, we had drug repositioning and development partnership agreements with pharmaceutical companies to find new therapeutic uses for compounds they had assessed as safe in human clinical trials, but for which development had been discontinued.  Our obligations to evaluate their compounds under these agreements have been completed.  We obtained rights to develop three such compounds and are seeking to obtain similar rights to several other compounds we identified from these agreements.  For each compound to which we obtain rights, if we further develop it, alone or with others, we are obligated to pay success-based milestone payments and royalties on net commercial sales.

In March 2008, we purchased 920,426 shares of Common Stock of the Company from a then member of our Board of Directors for $3.3 million (the “Share Purchase”) and paid the director $0.1 million for certain fees and expenses.  In connection with the Share Purchase, the director resigned from the Company’s Board of Directors and surrendered stock options for 6,000 shares of our Common Stock.

In 2008, we sold to Nerveda, Inc. our wholly owned subsidiary, DioGenix Inc., which was our molecular diagnostics business, for a sales price of $1.3 million, of which $0.5 million was received at closing and the balance is payable pursuant to a $0.8 million promissory note bearing interest at 2.38%, with two principal payments of $0.4 million plus interest due December 2009 and June 2010, subject to acceleration in certain events.  We agreed to indemnify each other for the breach by either of any representation, warranty, covenant or obligation made or undertaken pursuant to the agreement.  During 2008, we recorded a gain on the sale of DioGenix Inc. of $0.1 million.

In 2007, we sold our Genomics Assets to Ocimum for a sales price of $10.0 million, of which $7.0 million was received at closing and the balance is payable pursuant to a $3.0 million non-interest bearing promissory note due June 2009.  We agreed to indemnify Ocimum in the event of a breach of our representations and warranties to, and agreements with, Ocimum.  Ocimum assumed certain liabilities relating to the Genomics Assets and the lease obligations of our former Genomics laboratory and office facility, subject to our agreement to reimburse Ocimum for 50% of the lease obligations for 2008.  In the event of Ocimum’s default under the lease, we could be liable for amounts due under the lease that at December 31, 2008 totaled $2.2 million.  Our liability expires for obligations under the lease in February 2011.  At December 31, 2008, Ocimum had on deposit in escrow $0.7 million to partially secure both Ocimum’s performance under the lease and payment of the $3.0 million promissory note.

The sale of our Genomics Assets was part of our transformation into a drug development company.  We continue to consider other strategic opportunities and paths to enhance shareholder value, including but not limited to, targeting additional sources of funding and developing new strategic relationships with pharmaceutical companies and other interested third parties.

In December 2007, NASDAQ notified us that our stock would be subject to delisting if we did not regain compliance within six months with a listing requirement that the closing bid price of our Common Stock equal or exceed $1.00 per share for a minimum of 10 consecutive trading days.  On May 23, 2008, our stockholders approved a one-for-five reverse split of our outstanding Common Stock shares that allowed us to regain compliance with NASDAQ’s listing requirements.  Our Common Stock is currently again below the $1.00 price, but NASDAQ has temporarily suspended the listing requirement through at least April 19, 2009.

We have incurred net losses in each year since our inception, including losses of $22.5 million in 2008 and $34.7 million in 2007.  At December 31, 2008, we had an accumulated deficit of $372.8 million.  Our losses have resulted principally from costs incurred from the businesses we sold and the development of our drug development business.  We expect to incur additional losses in the future.

Results of Continuing Operations

With the completion of the sale of our Genomics Assets in December 2007, the Genomics Division has been classified as a “Discontinued Operation” for historical financial statement purposes.  Our remaining continuing operations consist of our drug development business.  Expenses for our molecular diagnostic business, which we sold in 2008, are also included in our operating expenses from continuing operations; however, these expenses and associated assets are not considered material to us.  There was no revenue from our molecular diagnostics business.

Years Ended December 31, 2008 and 2007

Revenue. Revenue from continuing operations was $2.0 million in 2008 compared to $1.6 million in 2007.  During 2008, two customers accounted for 97% of our revenue from continuing operations.  During 2007, one customer accounted for 94% of our revenue from continuing operations.  The 2008 revenue primarily resulted from $1.5 million from a licensing agreement for certain technology unrelated to our core drug development business and $0.4 million from the achievement of milestones under a drug repositioning and development partnership agreement.  The 2007 revenue primarily resulted from $1.5 million from the licensing agreement referred to above.  We expect future revenue to be derived primarily from commercial arrangements for our drug candidates in our pipeline, including our lead drug candidate GL1001 (that would occur no sooner than 2010).

Research and Development Expense. Research and development expenses, which now consist primarily of costs associated with the further development of GL1001, decreased to $9.7 million in 2008 from $10.3 million in 2007.  The decrease was primarily due to $1.9 million in lower employee and laboratory related costs, partially offset by $1.6 million in increased third-party costs for further development of GL1001.  For 2009, we expect research and development expenses to decrease significantly as a result of our workforce reductions.

Selling, General and Administrative Expense. Selling, general and administrative expenses from continuing operations, which consist primarily of sales, marketing, accounting, legal, human resources and other general corporate expenses, increased to $12.7 million in 2008 from $11.1 million in 2007.  The increase is largely due to increased professional services associated with strategic planning (including $0.9 million related to exploring a specific strategic alternative), the Share Purchase and our reverse split of the Company’s shares and $0.4 million of expense related to the Share Purchase.  This increase was partially offset by lower employee-related expenses.  For 2009, we expect selling, general and administrative expenses to decrease significantly as a result of our workforce reductions.

Net Interest Income. Net interest income decreased to $0.8 million in 2008 from $2.0 million in 2007, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and decreases in our rates of return on investments.

Write-down of Equity Investment. In 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed Molecular (“Xceed”, formerly MetriGenix Corporation), due to an other-than-temporary decline in its estimated fair value.

Gain on Sale of DioGenix Inc. In 2008, we sold our wholly owned subsidiary, DioGenix Inc., which was our molecular diagnostics business, and recorded a gain on the sale of $0.1 million.

Liquidity and Capital Resources

From inception through December 31, 2008, we have financed our operations and acquisitions through the issuance and sale of equity securities and payments from customers.  As of December 31, 2008, we had approximately $10.8 million in cash, cash equivalents and marketable securities available-for-sale, compared to $32.8 million as of December 31, 2007.

Net cash from operating activities from continuing operations decreased to a negative $20.3 million in 2008 from a negative $17.7 million in 2007, primarily due to our increased net loss from continuing operations in 2008. As a result of the significant reductions in our cash usage, we presently anticipate that we have sufficient resources to initiate and complete the Phase Ib/IIa clinical trial for GL1001, which is expected to begin mid 2009 and be completed in mid to late 2010.  We currently expect our cash usage for the first quarter of 2009 to be slightly higher than that of the fourth quarter of 2008, primarily due to timing of payments to certain of our professional service providers and the fourth quarter of 2008 receipt of $0.7 million from Agios Pharmaceuticals, Inc. (“Agios”) for the sale of laboratory equipment associated with drug repositioning.

Our investing activities during 2008 and 2007, other than proceeds and payments relating to our discontinued operations and the sale of DioGenix Inc., consisted primarily of purchases and sales of marketable securities available-for-sale and the sale of laboratory equipment to Agios.  For 2009, other than purchases and sales of marketable securities available-for-sale and proceeds relating to our discontinued operations and the sale of DioGenix Inc., we do not expect our investing activities to be significant.

In connection with the 2008 sale of DioGenix Inc., described above, the balance of the purchase price is payable pursuant to a $0.8 million interest bearing promissory note, with two principal payments of $0.4 million plus interest due December 2009 and June 2010, subject to acceleration in certain events.

In 2008, we assigned our lease in Cambridge, Massachusetts to Agios, but remain liable under the lease in the event of Agios’ default.  The lease expires in August 2013 and at December 31, 2008, the total remaining amounts due under the lease for the balance of the term is $5.2 million, not including $1.9 million of estimated building operating costs.

In connection with the 2007 sale of our Genomics Assets, described above, the balance of the sales price is payable pursuant to a $3.0 million non-interest bearing promissory note due June 2009.  Ocimum also assumed the lease obligations of our former Genomics laboratory and office facility, but we remain liable under the lease in the event of Ocimum’s default.  Our liability expires for obligations under the lease in February 2011 and at December 31, 2008 (not taking into account Ocimum’s escrow of $0.7 million), we could be liable for amounts due under the lease that total $2.2 million.

In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), less than $0.1 million of the sales price remains in escrow pending resolution between the parties.  We continue to guarantee two leases now held by Bridge.  The leases expire in February 2011 and December 2013 and at December 31, 2008, the total remaining amounts due under the leases for the balance of the terms is $1.2 million and $3.6 million, respectively.

Our financing activities consisted primarily of the Share Purchase from a former director for $3.0 million (not including $0.3 million for the price paid in excess of the fair value of the shares).

We have had discussions with the lender concerning repayment and/or forgiveness of a $0.5 million loan that is currently due upon demand, as well as $0.1 million of accrued interest thereon.

We believe that existing cash and cash equivalents, the anticipated receipt of $3.0 million and $0.8 million relating to the promissory notes from Ocimum and Nerveda, respectively, and our ongoing realignment efforts and cash conservations programs will be sufficient to support our operations through mid to late 2010, including any milestone payment  obligations related to developing our compounds.  We expect long-term support of our operations to come from our possible future financings and payments from commercial arrangements from our pipeline of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on many factors, including those discussed under “Risks Factors” elsewhere in this Form 10-K.

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

In accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue recognized for any multiple-element contract is allocated to each element of the arrangement based on the relative fair value of the element.  The determination of fair value of each element is based on our analysis of objective evidence from comparable internal or third-parties’ sales of the individual element.  If we are unable to determine evidence of fair value for an undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

We could enter into contractual arrangements with multiple deliverables.  If we are unable to determine objectively and reliably the fair value of individual undelivered elements, we recognize all revenue using the revenue recognition method appropriate to the predominant undelivered element.  We also defer the direct and incremental expenses associated with the revenue and recognize these expenses as we recognize the related revenue.  The timing of revenue recognition associated with agreements we enter into in future periods may also be dependent on our ability to objectively and reliably determine the fair value of deliverables included in those agreements.

Goodwill and Intangible Assets Impairment

In connection with the sale of our Genomics Assets, we allocated $2.1 million of goodwill to the disposition of such assets with the remaining amount of $0.6 million being allocated to our molecular diagnostics business.  The allocation of goodwill was based on the respective fair values of each of our Genomics Assets and molecular diagnostics business.  In 2008, we sold our molecular diagnostic business (DioGenix Inc.) and recorded a write-down of all of our remaining goodwill of $0.6 million (included in the gain on sale of DioGenix Inc. in 2008).

Under Statement of Financial Accounting Standards ("SFAS") No. 142, “Goodwill and Other Intangible Assets,” we are required to perform an annual impairment test of our goodwill and periodic reviews of our other intangible assets.  In addition, we are required to test for impairment at any point we have an indication that an impairment may exist.  We have elected to perform our annual impairment test of goodwill as of October 1.  As part of our annual testing of goodwill, we determined that no impairment existed in the carrying value of goodwill in 2007.   In connection with the sale of DioGenix Inc., all remaining amounts of goodwill were disposed.

Equity Investments

In 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed, due to an other-than-temporary decline in its estimated fair value.  We record an investment impairment charge when indicators of impairment exist and it is believed that an investment has experienced a decline in value that is other-than-temporary.

Stock-Based Compensation

In 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires us to expense the fair value of stock-based compensation awards of our various stock-based compensation programs over the requisite service period of the award.  We estimate the fair value of our stock-based compensation using fair value pricing models that require the use of significant assumptions for expected volatility of our common stock, life of stock options and forfeiture rates.  Future adverse changes in such assumptions could result in us recording increased stock-based compensation expenses for stock-based compensation awards granted/issued in the future.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 and the adoption had no impact on our financial position or results of operations.  We do not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  We will adopt SFAS 141R for business combinations for which the acquisition date occurs on or after January 1, 2009.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  EITF 07-1 is effective for us as of January 1, 2009.  We do not expect the adoption of this statement will have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto, together with the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-18 of this Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, under the supervision and with the participation of our management, including the CEO and CFO, an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the Form 10-K.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2008 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification Of Directors

The information required by this item is incorporated by reference to the information set forth in the section entitled “Election of Directors,” contained in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the Company’s fiscal year ended December 31, 2008 (the “Proxy Statement”).

Identification Of Executive Officers

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Officers,” contained in the Proxy Statement.

Compliance With Section 16(A) Of The Securities Exchange Act Of 1934

The information required by this item is incorporated by reference to the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Proxy Statement.

Code Of Ethics/Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the section entitled “Corporate Governance,” contained in the Proxy Statement.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the section entitled “Executive Compensation,” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions,” contained in the Proxy Statement.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled “Principal Accountant Fees and Services,” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instruction or applicable and therefore have been omitted.

(a)3. Index to Exhibits

Exhibit
Number                   Description of Document

2.2	Stock Purchase Agreement, dated December 15, 2006, between Registrant and Bridge Pharmaceuticals, Inc. (23)
2.3	Asset Purchase Agreement by and between Registrant and Ocimum Biosolutions (India) Limited and Ocimum Biosolutions Inc. dated as of October 14, 2007. (30)
2.3a	Letter Agreement dated as of December 12, 2007 by and between Registrant, Ocimum Biosolutions, Inc. and Ocimum Biosolutions (India) Limited. (31)
2.3b	Letter Agreement dated as of December 14, 2007 by and between Registrant, Ocimum Biosolutions, Inc. and Ocimum Biosolutions (India) Limited. (31)

3.1
Amended and Restated Certificate of Incorporation dated November 26, 1997, as amended by the Certificate of Amendment dated December 18, 2007, and as further amended by the Certificate of Amendment dated May 23, 2008.

3.2	By-Laws, as amended and restated as of July 31, 2008. (32)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Specimen stock certificate. (1)
*10.1	Form of Indemnity Agreement entered into between Registrant and its directors and officers. (1)
*10.2	Registrant's 1997 Equity Incentive Plan, as amended (the "Stock Plan").
*10.3	Form of Stock Option Agreement under the Stock Plan. (1)
*10.4	Form of Stock Option Grant Notice. (1)
*10.5	Registrant's Employee Stock Purchase Plan, as amended, and related offering document. (13)
*10.6	Registrant's 1997 Non-Employee Directors' Stock Option Plan, as amended. (2)
*10.7	Form of Nonstatutory Stock Option under the 1997 Non-Employee Directors' Stock Option Plan. (1)
*10.12	Employment Agreement, dated June 7, 2001, between the Registrant and Michael J. Brennan. (12)
*10.14	Employment Agreement, dated May 16, 1996, between the Registrant and Mark D. Gessler. (1)
*10.15	Amendment to the Employment Agreement, dated July 9, 1997, between the Registrant and Mark D. Gessler. (1)
10.22	Lease Agreement, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC. (1)
10.22a	First Amendment to Lease, dated July 21, 2000, between Registrant and ARE-708 Quince Orchard, LLC. (7)
*10.45	Amended and Restated Employment Agreement, dated April 1, 1999, between Registrant and Y. Douglas Dolginow. (3)
10.50	Agreement, effective January 1, 2002, between Registrant and Affymetrix, Inc. (superceded)(10)
10.50a	Letter Agreement, amending Agreement effective January 1, 2002, between Registrant and Affymetrix, Inc. (superceded)(5)(B)
10.50b	Service Provider Agreement, effective January 1, 2006, between Registrant and Affymetrix, Inc. (21)
10.50c	Biotech Access Agreement, effective January 1, 2007, between Registrant and Affymetrix, Inc. (28)
10.50d	Service Provider Agreement, effective January 1, 2007, between Registrant and Affymetrix, Inc. (28)
*10.55	Executive Severance Plan, as amended February 2001. (8)
*10.55a	Executive Severance Plan, as amended September 2008. (35)
*10.58	Employment Agreement, dated October 11, 1999, between Registrant and Philip L. Rohrer, Jr. (4)
*10.58a	Second Amendment to Executive Employment Agreement, dated as of February 23, 2007, between Registrant and Philip L. Rohrer, Jr. (28)
*10.58b	Third Amendment to Executive Employment Agreement, dated as of January 1, 2008, between Registrant and Philip L. Rohrer, Jr.
*10.58c	Executive Employment Agreement, dated as of December 31, 2008, between Registrant and Philip L. Rohrer, Jr. (9)
10.67	Lease Agreement, dated July 21, 2000 between Registrant and ARE-50 West Watkins Mill, LLC. (6)
*10.75	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr. (11)
10.78	Settlement and Nonexclusive License Agreement, dated January 10, 2001, between Registrant and Incyte Corporation. (19)(A)
10.80	Lease Agreement for 620 Professional Drive, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C. (15)
10.80a	Guarantee of Lease Agreement dated April 1, 2003, between Registrant and Oxbridge Development at Crown Pointe, L.C. (28)
10.81
Lease Agreement for 610 Professional Drive, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments dated September 25, 2001 and December 20, 2002. (15)

10.81a	Third Amendment to Lease dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C. (19)
10.81b	Guarantee of Lease Agreement dated April 1, 2003, between Registrant and Oxbridge Development at Crown Pointe, L.C. (28)
*10.83	Employment Agreement, dated November 4, 2004, between Registrant and Dennis A. Rossi. (17)
*10.84	Employment Agreement, dated November 4, 2004, between Registrant and Joanne M. Smith-Farrell. (17)
10.85	Asset Purchase Agreement, dated July 22, 2004, between Registrant and Millennium Pharmaceuticals, Inc. (17)(B)

10.85a	Compound Transfer and Development Agreement, dated July 26, 2006, between Registrant and Millennium Pharmaceuticals, Inc. (34)(C)
10.86	Lease Agreement, dated July 31, 2004, between Registrant and Thirty-Eight Sidney Street Limited Partnership. (17)
10.86a	First Amendment to Lease dated February 28, 2008, between Registrant and Thirty-Eight Sidney Street Limited Partnership. (36)
*10.88	Employment Agreement, dated March 10, 2005, between Registrant and V.W. Brinkerhoff, III. (20)
*10.88a	Second Amendment to Employment Agreement, dated February 23, 2007, between Registrant and V. W. Brinkerhoff, III. (28)
10.90	License and Sublicense Agreement, dated September 12, 2005, between Registrant and Promega Corporation. (14)(C)
10.91	License Agreement for Real-Time In Vivo Imaging Technology, effective November 17, 2004, between Registrant and Xenogen Corporation. (14)(C)
10.91a	Amendment to License Agreement for Real-Time In Vivo Imaging Technology, effective November 22, 2005, between Registrant and Xenogen Corporation. (14)(C)
*10.92a	2007 Performance Year Incentive Compensation Plan. (28)
*10.92b	2008 Performance Year Incentive Compensation Plan. (37)
*10.93	Employment Agreement, dated June 21, 2006, between Registrant and Larry Tiffany. (24)
*10.93b	Amendment to Employment Agreement, dated December 6, 2006 between Registrant and Larry Tiffany. (28)
*10.93c	Executive Employment Agreement, dated February 1, 2007, between Registrant and Larry Tiffany. (28)
*10.93d	First Amendment to Employment Agreement, dated January 1, 2008, between Registrant and Larry Tiffany. (38)
*10.94	Amendment to Employment Agreement, dated August 31, 2006, between Registrant and Larry Tiffany. (25)
*10.95	Amendment to Employment Agreement, dated October 24, 2006, between Registrant and each of Mark D. Gessler, Philip L. Rohrer, Jr., F. Dudley Staples, Joanne Smith-Farrell and Louis A. Tartaglia. (26)
*10.95a	Form of Amendment to Employment Agreement for Employment Agreements between Registrant and Charles L. Dimmler, III, Philip L. Rohrer, Jr. and F. Dudley Staples. (35)
*10.96	Form of Restricted Stock Agreement under the Stock Plan. (28)
*10.97	Employment Agreement, signed July 9, 2007, between Registrant and Charles L. Dimmler, III. (29)
*10.98	Advisory Services Agreement between Registrant and Louis Tartaglia, dated as of October 26, 2007. (33)
10.100	License Agreement dated as of December 14, 2007 by and between Registrant and Ocimum Biosolutions, Inc. (31)
10.101	License Agreement dated as of December 14, 2007 by and between Registrant and Ocimum Biosolutions, Inc. (31)
10.103	Secured Note dated as of December 14, 2007 from Ocimum Biosolutions (India) Limited and Ocimum Biosolutions, Inc. to Registrant. (31)
10.103	Sublease dated as of December 14, 2007 by and between Registrant and Ocimum Biosolutions, Inc. (31)
10.104	Stock Purchase Agreement dated as of September 19, 2008 by and among Registrant and Nerveda, Inc. (39)
*10.105	Letter Agreement, dated February 26, 2009, between Registrant and Mark J. Gabrielson. (18)
10.106	Stock Purchase Agreement, dated as of March 14, 2008, by and among Lloyd I. Miller, III, Millfam II L.P., and Registrant. (40)
10.107	Letter of Resignation from Lloyd I. Miller, III dated March 14, 2008. (40)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1, filed October 7, 1997, as amended, (No. 333-37317) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed on August 13, 1999, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000, and incorporated herein by reference.

(5)	Filed as an exhibit to Registrant’s Annual Report on From 10-K for the fiscal year ended December 31, 2004, filed on March 16, 2005, and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on March 29, 2001, and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 11, 2001, and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Phillip L. Rohrer, Jr. filed on January 15, 2009, and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001, filed on July 31, 2003, and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 9, 2002, and incorporated herein by reference.

(12)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed on March 28, 2002, and incorporated herein by reference.

(13)	Filed as an exhibit to Registrant’s Proxy Statement with respect to the Annual Meeting of Stockholders held on June 5, 2003, filed on April 25, 2003, and incorporated herein by reference.

(14)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006, and incorporated herein by reference.

(15)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, and incorporated herein by reference.

(16)	Not used.

(17)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004, and incorporated herein by reference.

(18)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Mark J. Gabrielson, filed on March 3, 2009, and incorporated herein by reference.

(19)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 15, 2004, and incorporated herein by reference.

(20)
Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s hiring of V. W. Brinkerhoff, III as Senior Vice President and General Manager, Gene Logic Laboratories, filed on March 10, 2005, and incorporated herein by reference.

(21)	Filed as Exhibit 10.50 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 10, 2006, and incorporated herein by reference.

(22)	Not used.

(23)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s sale of its Preclinical Division, filed on December 21, 2006, and incorporated herein by reference.

(24)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Larry Tiffany, filed on June 30, 2006, and incorporated herein by reference.

(25)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Larry Tiffany, filed on September 7, 2006, and incorporated herein by reference.

(26)	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of the named executives, filed on October 24, 2006, and incorporated herein by reference.

(27)	Not used.

(28)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007, and incorporated herein by reference.

(29)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A with respect to the Company’s employment of Charles L. Dimmler, III, filed on July 12, 2007, and incorporated herein by reference.

(30)
Filed as Exhibit 10.99 to Registrant’s Report on Form DEFA14A with respect to the Special Meeting of Stockholders held on December 14, 2007, filed on October 18, 2007, and incorporated herein by reference.

(31)
Filed as Exhibit 10.99a or 10.99b, as applicable, to Registrant’s Current Report on Form 8-K with respect to the Company’s entry into certain material agreements, filed on December 18, 2007, and incorporated herein by reference.

(32)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to an amendment to the By-laws, filed on August 6, 2008, and incorporated herein by reference.

(33)	Filed as an exhibit to Registrant’s Current Report on Form 8-K/A with respect to an advisory services agreement, filed on October 18, 2007, and incorporated herein by reference.

(34)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on March 17, 2008, and incorporated herein by reference.

(35)
Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to amendments to certain agreements to comply with Section 409A of the Internal Revenue Code of 1986, as amended, filed on October 2, 2008, and incorporated herein by reference.

(36)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 8, 2008, and incorporated herein by reference.

(37)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s 2008 incentive compensation plan, filed on March 27, 2008, and incorporated herein by reference.

(38)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Larry Tiffany, filed on April 30, 2008, and incorporated herein by reference.

(39)
Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s sale of its wholly owned subsidiary, DioGenix Inc., its molecular diagnostics business, to Nerveda, Inc., filed on September 23, 2008, and incorporated herein by reference.

(40)
Filed as Exhibit 10.1 or Exhibit 10.2, as applicable, to Registrant’s Current Report on Form 8-K with respect to the Company’s purchase of shares of Common Stock from a former director of the Company, filed on March 14, 2008, and incorporated herein by reference.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2009.

ORE PHARMACEUTICALS INC.

By:	/s/ MARK J. GABRIELSON
Mark J. Gabrielson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK J. GABRIELSON	Chief Executive Officer,	March 17, 2009
(Mark J. Gabrielson)	President and Director
(Principal Executive Officer)

/s/ PHILIP L. ROHRER, JR.	Chief Financial Officer	March 17, 2009
(Philip L. Rohrer, Jr.)	(Principal Financial and
Accounting Officer)

/s/ MICHAEL J. BRENNAN	Director	March 17, 2009
(Michael J. Brennan, M.D., Ph.D.)

/s/ MARK D. GESSLER	Director	March 17, 2009
(Mark D. Gessler)

/s/ G. ANTHONY GORRY	Director	March 17, 2009
(G. Anthony Gorry, Ph.D.)

/s/ J. STARK THOMPSON	Chairman of the Board	March 17, 2009
(J. Stark Thompson, Ph.D.)

/s/ DAVID URDAL	Director	March 17, 2009
(David Urdal, Ph.D.)

Ore Pharmaceuticals Inc.

Report of Independent Registered Public Accounting Firm –

Consolidated Financial Statements

The Board of Directors and Stockholders Ore Pharmaceuticals Inc.:

We have audited the accompanying consolidated balance sheets of Ore Pharmaceuticals Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ore Pharmaceuticals Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 11, 2009

ORE PHARMACEUTICALS INC.

Consolidated Balance Sheets
as of December 31, 2008 and 2007
(in thousands, except share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,784	$26,323
Marketable securities available-for-sale	-	6,477
Accounts receivable	8	1,953
Prepaid expenses	200	910
Current portion of notes receivable, net	3,252	-
Other current assets	62	1,185
Total current assets	14,306	36,848
Property and equipment, net	483	2,101
Long-term investment	-	2,964
Goodwill	-	554
Other intangibles, net	573	836
Notes receivable, net	338	2,676
Total assets	$15,700	$45,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$623	$1,120
Accrued compensation and employee benefits	1,185	2,516
Other accrued expenses	1,267	2,912
Current portion of long-term debt	477	501
Deferred revenue	-	1,500
Total current liabilities	3,552	8,549
Long-term debt, net of current portion	-	27
Deferred rent	-	32
Total liabilities	3,552	8,608
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued
and outstanding as of December 31, 2008 and 2007	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 5,483,519 and
6,448,864 shares issued and outstanding as of December 31, 2008 and 2007, respectively	55	64
Additional paid-in-capital	384,922	387,721
Accumulated other comprehensive loss	-	(46)
Accumulated deficit	(372,829)	(350,368)
Total stockholders' equity	12,148	37,371
Total liabilities and stockholders' equity	$15,700	$45,979

See accompanying notes.

ORE PHARMACEUTICALS INC.

Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007
(in thousands, except per share data)

	2008	2007

Services revenue	$1,950	$1,596

Expenses:
Research and development	9,676	10,260
Selling, general and administrative	12,686	11,101
Total expenses	22,362	21,361
Loss from operations	(20,412)	(19,765)
Interest (income), net	(769)	(1,988)
Write-down of long-term equity investment	2,964	-
Gain on sale of DioGenix Inc.	(146)	-
Loss from continuing operations	(22,461)	(17,777)
Loss from discontinued operations	-	(16,911)
Net loss	$(22,461)	$(34,688)
Basic and diluted net loss per share:
Loss from continuing operations	$(3.97)	$(2.79)
Loss from discontinued operations	-	(2.65)
Net loss	$(3.97)	$(5.44)
Shares used in computing basic and diluted net loss per share	5,659	6,375

See accompanying notes.

ORE PHARMACEUTICALS INC.

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2008
(in thousands, except number of shares)

	Common Stock		Additional	Other
	Number	Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Income (Loss)	Defecit	Loss
Balance at January 1, 2007	6,364,401	$63	$386,785	$(78)	$(315,680)
Issuance of common stock in connection with
restricted stock awards (net of 18,380 resticted
stock awards forfeited)	77,621	1	(1)	-	-	-
Issuance of common stock in connection with
exercise of stock options	6,842	-	10	-	-	-
Non-cash stock-based compensation	-	-	927	-	-	-
Foreign currency translation adjustments	-	-	-	(7)	-	$(7)
Net change in unrealized gains from
marketable securities	-	-	-	39	-	39
Net loss	-	-	-	-	(34,688)	(34,688)
Comprehensive loss	-	-	-	-	-	$(34,656)
Balance at December 31, 2007	6,448,864	$64	$387,721	$(46)	$(350,368)
Cancellation of common stock in connection with
restricted stock awards forfeited	(37,525)	-	-	-	-	-
Cancellation of other common stock	(7,394)	-	-	-	-	-
Purchase of common stock	(920,426)	(9)	(2,982)	-	-	-
Non-cash stock-based compensation	-	-	183	-	-	-
Foreign currency translation adjustments	-	-	-	45	-	$45
Net change in unrealized gains from
marketable securities	-	-	-	1	-	1
Net loss	-	-	-	-	(22,461)	(22,461)
Comprehensive loss	-	-	-	-	-	$(22,415)
Balance at December 31, 2008	5,483,519	$55	$384,922	$-	$(372,829)

See accompanying notes.

ORE PHARMACEUTICALS INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007
(in thousands)

	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(22,461)	$(17,777)
Adjustments to reconcile loss from continuing operations to net cash flows from continuing operating activities:
Depreciation and amortization	974	1,114
Non-cash stock-based compensation expense	183	683
Write-down of long-term equity investment	2,964	-
Gain on sale of DioGenix Inc.	(146)	-
Loss on sale of property and equipment	274	-
Other non-cash items	(32)	-
Changes in continuing operating assets and liabilities:
Accounts receivable	1,945	1,374
Prepaids and other assets	899	(220)
Accounts payable	(483)	(2,583)
Accrued expenses and deferred rent	(2,918)	147
Accrued restructuring	-	(1,941)
Deferred revenue	(1,500)	1,500
Net cash flows from continuing operating activities	(20,301)	(17,703)
Loss from discontiuned operations	-	(16,911)
Adjustments to reconcile loss from discontinued operations to net cash flows from discontinued operating activities:
Loss on disposal, depreciation and amortization and other non-cash items	-	12,024
Changes in discontinued operating assets and liabilities	-	2,920
Net cash flows from discontinued operating activities	-	(1,967)
Net cash flows from operating activities	(20,301)	(19,670)
Cash flows from investing activities:
Purchases of property and equipment	(171)	(552)
Proceeds from sale of property and equipment	700	-
Purchases of licenses and patent costs	(432)	(276)
Proceeds from sale of marketable securities available-for-sale	11,024	38,222
Purchase of marketable securities available-for-sale	(4,501)	(20,250)
Proceeds received from sale of DioGenix Inc.	500	-
Net proceeds received from sale of Genomics Assets	412	5,110
Net proceeds received from sale of Preclinical Division	272	1,146
Payments related to the sale of Preclinical Division	-	(1,843)
Net investing activities of discontinued operations	-	(1,225)
Net cash flows from investing activities	7,804	20,332
Cash flows from financing activities:
Proceeds from issuance (payments for purchase) of common stock	(2,991)	10
Repayments of long-term debt	(51)	(49)
Net cash flows from financing activities	(3,042)	(39)
Net increase (decrease) in cash and cash equivalents	(15,539)	623
Cash and cash equivalents, beginning of year	26,323	25,700
Cash and cash equivalents, end of year	$10,784	$26,323
Supplemental disclosure:
Interest paid	$3	$6
Non-cash investing transaction:
Fair value of promissory note received in connection with the sale of Genomics Assets	$-	$2,668
Fair value of promissory note received in connection with the sale of DioGenix Inc.	$673	$-

See accompanying notes.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(in thousands, except share and per share data)

Note 1 – Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc. (the “Company”), is a drug development company focused on advancing its pipeline of drug candidates for uses previously identified by its discontinued drug repositioning program.  Over the past four years, the Company identified new therapeutic indications for a number of compounds using its drug repositioning technology and obtained development rights to certain of those compounds.  The Company is pursuing clinical development of its drug candidates while it explores commercial arrangements to advance those drug candidates.  In the fourth quarter of 2008, the Company completed a multiple ascending dose Phase 1 clinical trial for its lead drug candidate, GL1001.

In 2008, the Company sold its wholly owned subsidiary, DioGenix Inc., its molecular diagnostics business (see Note 4).  In 2007, the Company sold the assets of its Genomics Division (“Genomics Assets”) (see Note 3).  In 2006, the Company sold its Preclinical Division (see Note 3).

Principles of Consolidation

The consolidated financial statements include the accounts of Ore Pharmaceuticals Inc. and its wholly owned subsidiary, DioGenix Inc., through the date of its sale.  At December 31, 2008, the Company was comprised of only Ore Pharmaceuticals Inc.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Basis of Presentation

As a result of the Company’s sale of its Genomics Assets and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of the Genomics Division (not including its molecular diagnostic business) as a discontinued operation through the date of its sale (see Note 3).  The results of operations and associated assets for the Company’s molecular diagnostics business are not considered material and, therefore, have not been classified as a discontinued operation.

Concentration of Credit Risk

Cash, cash equivalents and marketable securities available-for-sale are financial instruments that potentially subject the Company to concentrations of investment risk.  The Company primarily invests its excess available funds in money market funds, commercial paper, corporate bonds and securities issued by the U.S. Government and its agencies and, by policy, seeks to ensure both liquidity and safety of principal.  The policy also limits investments to certain types of instruments issued by institutions with strong investment grade credit ratings and places restrictions on their terms, geographic origin and concentrations by type and issuer.

Cash and Cash Equivalents

Cash and cash equivalents are defined as liquid investments with maturities of 90 days or less when purchased.  All other investments are reported as marketable securities available-for-sale and are not reflected in the table below.  Cash and cash equivalents as of December 31 are comprised of:

	2008	2007
Cash	$276	$763
Money market funds	10,508	19,081
Commercial paper	-	6,479
Total	$10,784	$26,323

Marketable Securities Available-for-Sale

All marketable securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses reported as accumulated other comprehensive income (loss) included in stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the Consolidated Statements of Operations.  The cost of securities sold is based on the specific identification method.  In 2008 and 2007, realized gains and/or losses resulting from the sale of marketable securities were immaterial.

At December 31, 2008, the Company’s investment portfolio did not include any marketable securities available-for-sale. At December 31, 2007, the Company’s investment portfolio consisted of commercial paper.  All marketable securities had original maturities greater than 90 days, but less than two years.  All marketable securities with a gross unrealized loss as of December 31, 2007 had been in an unrealized loss position for less than 12 months.  The Company reviews marketable securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold the investment to recovery and the financial strength and specific prospects of the issuer of the security.  At December 31, 2007, all of the Company’s investments were classified as current because the Company’s intent was not to hold its investments until maturity.

Marketable securities available-for-sale as of December 31, 2007 were comprised of:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial paper	$6,478	$-	$(1)	$6,477
Total	$6,478	$-	$(1)	$6,477

Allowance for Doubtful Accounts

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

Long-Term Investments

The Company previously made equity investments in privately held companies whose businesses were complementary to the Company’s business.  All of the Company’s current equity investments are accounted for under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding under such arrangements and did not exert significant influence over these companies.  The Company records an impairment to its investments when a decline in value in such investments is determined to be other-than-temporary.

Goodwill

The Company accounted for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, the Company was required to perform an annual impairment test of its goodwill.  The Company’s annual impairment test date was October 1.  In addition, the Company was required to test for impairment at any point at which it had an indication that an impairment may exist.  Goodwill at December 31, 2007 was allocated to DioGenix Inc., which was sold in 2008 (see Note 4).

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

Patent costs include issued patents and patent applications and are stated at cost.  Amortization of costs for issued patents is recorded using the straight-line method over the shorter of their expected useful lives or the legal lives of the patents, generally for periods ranging up to 20 years.

Impairment of Long-Lived Assets

Long-lived assets, consisting principally of property and equipment and other intangible assets (including licenses and patent costs), are evaluated for possible impairment.  If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset (or asset group).

Fair Value Measurements

The Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities on January 1, 2008.  The adoption had no impact on the Company’s financial position or results of operations.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at December 31, 2008
	December 31,	Using Fair Value Hierarchy
	2008	Level 1	Level 2	Level 3
Cash and cash equivalents	$10,784	$10,784	$-	$-
Marketable securities available-for-sale	-	-	-	-
Total	$10,784	$10,784	$-	$-

Research and Development

Research and development costs, including those costs previously incurred in acquiring and developing the Company’s drug repositioning technologies and analyzing and further developing its compounds, are charged to operations when incurred or acquired.

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

In 2007, the Company entered into a contractual arrangement with multiple deliverables.  The Company was unable to determine objectively and reliably the fair value of the undelivered elements.  Therefore, the Company recognized revenue using the revenue recognition method appropriate to the predominant undelivered element.  The Company also deferred the direct and incremental expenses associated with the arrangement for which revenue had been deferred and recognized these expenses as the Company recognized the related revenue.  This arrangement resulted in an increase in the Company’s deferred costs and deferred revenue as of December 31, 2007, all of which was recognized in 2008.  The timing of revenue recognition associated with future agreements may also be dependent on its ability to objectively and reliably determine the fair value of deliverables included in those agreements.

Deferred revenue is recorded for cash received from customers for whom services have not yet been performed or revenue recognition criteria has not been met as of the balance sheet date.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Basic and Diluted Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding.  Common equivalent shares from all outstanding stock options and unvested restricted stock awards are excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based upon their respective grant-date fair values.  The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which typically occurs ratably over periods ranging from one to four years.  See Note 13 for a further discussion on stock-based compensation.

Segment Information

Subsequent to the sale of the Genomics Assets (see Note 3) and prior to the sale of DioGenix Inc. (see Note 4), the Company managed its business as two operating segments: drug development and molecular diagnostics; however, because these operating segments meet the aggregation criteria of SFAS 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company has aggregated its operating segments into one reporting segment.  Subsequent to the sale of DioGenix Inc., the Company now manages its business as one operating segment.  For 2008, two customers accounted for 97% of the Company’s revenue from continuing operations.  For 2007, one customer accounted for 94% of the Company’s revenue from continuing operations.

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 (see Note 1, Fair Value Measurements) and the adoption had no impact on the Company’s financial position or results of operations.  The Company does not expect the adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  The Company will adopt SFAS 141R for business combinations for which the acquisition date occurs on or after January 1, 2009.

In December 2007, the FASB ratified Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  EITF 07-1 is effective for the Company as of January 1, 2009.  The Company does not expect the adoption of this statement will have a material effect on its financial position of results of operations.

Note 2 – Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At December 31, 2008, the Company had $10,784 in cash and cash equivalents.  In 2008, the Company realigned its corporate resources and as a result significantly reduced its workforce from 71 employees on December 31, 2007 to 14 employees as of December 31, 2008.  In addition, the Company assigned its Cambridge, Massachusetts lease and subleased back a smaller portion (see Note 11).  The Company believes through its ongoing realignment efforts and cash conservation programs, including further employee reductions expected in 2009, nine of which are expected to occur prior to May 2009, and anticipated collection of its outstanding notes receivable, that the Company would have the resources to initiate and complete the Phase Ib/IIa clinical trial for GL1001, which is expected to be completed in mid to late 2010.  However, there can be no assurance that the Company will be successful in its realignment efforts, cash conservation programs or collection of its outstanding notes receivable to allow the Company to complete the clinical trial.  The balance sheet at December 31, 2008 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to complete the clinical trial or attract additional financing.

Note 3 – Discontinued operations

Genomics Assets

In 2007, the Company sold its Genomics Assets to Ocimum Biosolutions Ltd. (“Ocimum”) for a sales price of $10,000, of which $7,000 was received at closing, less transaction costs of $1,890, and the balance of the sales price is payable pursuant to a $3,000 non-interest bearing promissory note due June 2009.  The note has been recorded net of a discount of $103 for imputed interest as of December 31, 2008.  In connection with the sale of its Genomics Assets, the Company agreed to indemnify Ocimum in the event of a breach of its representations and warranties to, and agreements with, Ocimum.  Ocimum also assumed certain liabilities relating to the Genomics Assets and the lease obligations of the Company’s former Genomics laboratory and office facility, subject to the Company’s agreement to reimburse Ocimum for 50% of the lease obligations for 2008.  In the event of Ocimum’s default under the lease, the Company could be liable for amounts due under the lease that could total $2,218 at December 31, 2008.  The Company’s liability expires for obligations under this lease in February 2011.  At December 31, 2008, Ocimum had on deposit in escrow $750 to partially secure both Ocimum’s performance under the lease and payment of the $3,000 promissory note.  The Company retained full rights in perpetuity to use the databases of its former Genomics business, existing as of closing, for its drug development business.  The Company also retained certain assets associated with its molecular diagnostic business, which it sold in 2008 (see Note 4).

As a result of the Company’s sale of its Genomics Assets, the Company recorded a loss on disposal of $3,880, which represented the excess carrying value of the net assets of the Genomics Assets over the net sales proceeds, which is included in the loss from discontinued operations for the year ended December 31, 2007.

Due to the Company’s sale of its Genomics Assets, the results of operations of the former Genomics Division have been classified as discontinued operations.  Summarized operating results for the discontinued operations included in the Company’s Consolidated Statements of Operations are as follows:

2007
Revenue	$16,738
Loss from discontinued operations (1)	$(16,911)

(1) Includes $3,880 loss on disposal.

During 2006, the Company initiated a restructuring of its Genomics Division, which was completed and the restructuring liabilities paid as of December 31, 2007.

Preclinical Division

In 2006, the Company sold its Preclinical Division for a sales price of $15,000, including $13,500 received at closing, less transaction costs of $1,383, and $1,500 held in escrow for 12 months to guarantee certain obligations under the agreement. Of the amount held in escrow, $1,418 has been paid and the remaining amount of $82 is pending resolution between the parties.  In connection with the sale of its Preclinical Division, the Company agreed to indemnify the purchaser in the event of a breach of its representations and warranties to, and agreements with, the purchaser and retained certain liabilities relating to the activities of the business prior to the sale.  The Company’s guarantees of two leases formerly used by the Company’s Preclinical Division also continue in effect.  In the event the purchaser defaults under these leases, which expire in February 2011 and December 2013, the Company could be liable for amounts due under the leases totaling $1,206 and $3,551, respectively, at December 31, 2008.

Note 4 – Sale of DioGenix Inc.

In 2008, the Company sold to Nerveda, Inc. (“Nerveda”) the Company’s wholly owned subsidiary, DioGenix Inc., its molecular diagnostics business, for a sales price of $1,250, of which $500 was received at closing and the balance is payable pursuant to a $750 promissory note from Nerveda bearing interest at 2.38%, with two principal payments of $375 plus interest due December 2009 and June 2010.  Payments due under the note are subject to acceleration if DioGenix secures institutional investment or reaches a certain development milestone.  The note has been recorded net of a discount of $62 for imputed interest as of December 31, 2008.  In addition, if DioGenix commercializes a diagnostic product or service for multiple sclerosis, DioGenix would pay the Company a royalty equal to 3.5% on net sales of such tests and services, capped at an aggregate of $1,500.  The Company and Nerveda have each agreed to indemnify the other for the breach by either of any representation, warranty, covenant or obligation made or undertaken pursuant to the agreement.  During 2008, the Company recorded a gain on the sale of DioGenix Inc. of $146.  Expenses and associated assets are not considered material and there was no revenue from this business recorded for the periods presented.  The results for the Company’s molecular diagnostic business are included in the Company’s operating expenses from continuing operations.

Note 5 – Property and equipment

Property and equipment includes the following as of December 31:

	2008	2007
Furniture	$301	$985
Computer and office equipment	857	855
Laboratory equipment	26	2,750
Leasehold improvements	316	754
	1,500	5,344
Less -- accumulated depreciation and amortization	(1,017)	(3,243)
Property and equipment, net	$483	$2,101

Depreciation expense was $772 and $922 for the years ended December 31, 2008 and 2007, respectively.

Note 6 – Long-term investments

In November 2003, the Company’s subsidiary, then named MetriGenix, Inc., sold substantially all of its assets to a privately held company (the “Buyer”, referred to herein as “Xceed”, formerly MetriGenix).  In connection with the sale, the Company received convertible preferred stock of Xceed at the time representing 15% of the equity of Xceed.  The Company also received the right to appoint a person to the Board of Directors of the Buyer.  The Company accounts for its investment in Xceed using the cost method of accounting.  During 2008, the Company recorded a $2,964 write-down of the remaining book value of its investment in Xceed, due to an other-than-temporary decline in its estimated fair value caused by Xceed’s difficulty in obtaining capital, which significantly impacted the fair value of Xceed.

Note 7 – Other intangible assets

Information regarding the Company’s other intangible assets at December 31 is as follows:

	2008	2007
Carrying amount:
Licenses	$-	$144
Patent costs	575	890
Total carrying amount	$575	$1,034
Accumulated amortization:
Licenses	$-	$120
Patent costs	2	78
Total accumulated amortization	$2	$198
Net carrying value:
Licenses	$-	$24
Patent costs	573	812
Total net carrying value	$573	$836

Amortization expense for the years ended December 31, 2008 and 2007 was $202 and $192, respectively.  Estimated future amortization expense for existing intangible assets is not significant since most patents costs are not related to issued patents as of December 31, 2008 and therefore are not subject to amortization.

Note 8 – Long-term debt

Long-term debt as of December 31 consists of the following:

	2008	2007
Loan bearing interest at 5.0% per annum and due in
quarterly installments of $14 through June 2009	$27	$78
Loan bearing interest at 4.5% and due upon demand	450	450
	477	528
Less -- current portion	(477)	(501)
Long-term debt	$-	$27

The Company has had discussions with the lender concerning repayment and/or forgiveness of the loan that is currently due upon demand, as well as $139 of accrued interest that has been recorded in Other Accrued Expenses.

Interest expense was $10 and $53 for the years ended December 31, 2008 and 2007, respectively.

Note 9 – Stockholders’ equity

In 2008, the Company entered into an agreement with a then member of its Board of Directors to purchase 920,426 shares owned directly or indirectly by that Director for $3,263 (the “Share Purchase”).  In addition, the Company agreed to pay the director $126 for certain fees and expenses.  In connection with the Share Purchase, the director resigned from the Company’s Board of Directors and surrendered stock options for 6,000 shares of the Company’s Common Stock.  Of the purchase price of $3,263, the Company allocated $272 to the price paid in excess of the fair value of the shares, which was recorded as a Selling, General and Administrative expense.  The remaining $2,991 was recorded as a reduction to Common Stock, based on the par value, and to Additional Paid-in Capital.  The shares purchased were cancelled and returned to the status of authorized and unissued shares.

On May 23, 2008, the Company’s stockholders of record as of April 17, 2008 approved a one-for-five reverse stock split of the Company’s outstanding Common Stock.  The number of authorized shares of Common Stock and Preferred Stock of the Company was not affected and remains at 60,000,000 and 10,000,000, respectively, but the number of shares of Common Stock outstanding was reduced from 27,515,461 to 5,503,438.  The aggregate par value of the issued Common Stock was reduced by reclassifying a portion of the par value amount of the outstanding common shares from Common Stock to Additional Paid-in-Capital for all periods presented.  In addition, all per share and share amounts, including stock options and restricted stock awards, have been retroactively restated in the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for all periods presented to reflect the reverse stock split.

Note 10 – Income taxes

The actual income tax expense for the years ended December 31, 2008 and 2007 is different from the amount computed by applying the statutory federal income tax rates to loss before income tax expense.  The reconciliation of these differences for the years ended December 31 is as follows:

	2008	2007
Tax benefit at federal statutory rate	$(7,637)	$(11,806)
State income taxes, net of federal income tax effect	(509)	(1,860)
Change in state tax rate	-	(3,309)
Other	113	221
Increase in valuation allowance	8,033	16,754
Income tax expense	$-	$-

The tax effect of cumulative temporary differences at December 31 is as follows:

	2008	2007
Deferred tax assets:
NOL and tax credit carryforwards	$123,471	$127,130
Net loss in unconsolidated investee	3,259	3,581
Purchased research and development	2,244	2,685
Depreciation	2,527	2,353
Other	2,337	2,739
	133,838	138,488
Less -- valuation allowance	(133,838)	(138,488)
Net deferred tax assets	$-	$-
Deferred tax liabilities:
Other	$-	$-
Deferred tax liabilities	$-	$-

At December 31, 2008, net operating loss carryforwards (“NOLs”) for income tax purposes were $324,148.  The Company also has research and development tax credit carryforwards of $5,630 as of December 31, 2008.  The carryforwards, if not utilized, will expire in increments from 2009 through 2028.  Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized.  As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

Note 11 – Commitments and contingencies

Operating Leases

The Company conducts its operations from two subleased facilities, with terms expiring in 2009 for Cambridge, Massachusetts and 2013 for Gaithersburg, Maryland.  These subleases obligate the Company to pay building operating costs.

Future minimum lease payments under sublease agreements for the years ending December 31 are as follows:

2009	$229
2010	134
2011	137
2012	141
2013	144
$785

Rent expense for the years ended December 31, 2008 and 2007 was $1,245 and $1,315, respectively.

In March 2009, the Company decided to close its Gaithersburg, Maryland facility.  Upon closing the facility, which is anticipated to occur in the second quarter of 2009, the Company expects to record a non-cash accelerated lease expense and write-down of leasehold improvements and other related assets of approximately $900.

In 2008, the Company assigned its lease in Cambridge, Massachusetts to Agios Pharmaceuticals, Inc. (“Agios”), a privately held biopharmaceuticals company, and subleased from Agios a smaller space at that location for a term to expire on or before, at the Company’s election, June 30, 2009.  The Company will remain liable under the lease in the event of Agios’ default for the balance of the term of the lease, which ends August 2013, that could amount to $5,210 at December 31, 2008.

In connection with this arrangement, the Company received $700 for the sale of laboratory equipment associated with drug repositioning not required to further advance the Company’s drug candidates.  As a result, the Company recorded a loss on disposal of $274 related to the sale.

Contingencies

The Company is subject to certain contingencies associated with the sales of its Genomics Assets and Preclinical Division (see Note 3) and DioGenix Inc. (see Note 4).

Litigation

The Company is not currently a party to any legal proceedings that could have a material adverse effect on the Company’s financial condition or results of operations.

Note 12 – 401(k) retirement plan

The Company has an Ore Pharmaceuticals Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code, as amended.  Under the 401(k) Plan, all employees 18 years of age or older are eligible, starting on the calendar quarter, to contribute up to 100% of their eligible compensation and, in the case of employees age 50 or older, make certain catch-up contributions, subject to maximum deferrals allowed under IRS regulations.  Employee contributions are 100% vested.  Beginning in 2008, the Company matching contributions increased to 100% of up to 3% of an employee’s eligible compensation and 50% of up to the next 2%.  For 2007, the Company’s matching contributions were 50% of up to 6% of an employee’s eligible compensation.  Employees hired before January 1, 2004 and after January 1, 2008 are fully vested in the Company’s matching contributions.  For employees hired between these dates, the Company’s matching contributions are subject to variable vesting.  These matching contributions, which are expensed, amounted to $229 and $171 in 2008 and 2007, respectively.

Note 13 – Stock-based compensation

At December 31, 2008, the Company has the following stock-based compensation plans: 1997 Equity Incentive Plan (the “Stock Plan”) and 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

Stock Plan

The Company has a Stock Plan, under which the Compensation Committee (the “Committee”) of the Company’s Board of Directors, at its discretion, can grant stock options and, beginning in 2006, restricted stock awards, to employees of the Company and its affiliates.  The Stock Plan currently authorizes the grant of stock options for up to 2,120,000 shares of Common Stock, of which only 600,000 shares may be issued as restricted stock awards.  The stock options granted under the Stock Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Committee at the date of grant, but not more than ten years from such grant date.  Grants of restricted stock awards are generally subject to conditions for vesting within a specified time period.  Such awards are generally forfeited at the earlier of not meeting such vesting conditions or upon termination of service.  At December 31, 2008, there were 786,245 shares available for issuance under the Stock Plan.

Directors’ Plan

The Company has a Directors’ Plan to provide for granting of stock options to purchase up to 180,000 shares of Common Stock to non-employee directors of the Company.  Stock options are to be granted at the fair market value of the Common Stock at the grant date.  The stock options granted under the Directors’ Plan expire at the earlier of a specified period after termination of service or ten years from such grant date.  At December 31, 2008, there were 44,000 shares available for issuance under the Director’s Plan.

Stock Option Awards

The following is a summary of option activity for the year ended December 31, 2008:

	Shares Subject to
	Outstanding Options
			Weighted
		Per Share	Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Balance at January 1, 2008	904,856	$28.60
Options granted	317,140	$2.18
Options exercised	-	$-
Options cancelled	(538,149)	$18.75
Balance at December 31, 2008	683,847	$24.10
Vested and expected to vest at December 31, 2008	647,714	$25.16	5.2	$-

Options to purchase a total of 532,096 and 647,866 shares at December 31, 2008 and 2007, respectively, were exercisable.  The weighted-average grant-date fair value of options granted during the years ended December 31, 2008 and 2007 was $0.97 and $3.64, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2008 and 2007 with the following assumptions:

	2008	2007
Expected volatility	63%	59%
Risk-free interest rate	2.53% to 3.04%	3.04% to 4.51%
Expected lives	3 years	3 years
Dividend rate	0%	0%

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of 2008 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.  Total intrinsic value of options exercised for 2008 and 2007 was not significant.

No option exercises occurred in 2008.  Cash received from option exercises in 2007 was $10.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Per Share		Per Share
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2008	Life	Price	2008	Price
$1.70--$10.00	278,429	8.7 Years	$4.51	142,446	$5.02
$10.01--$20.00	113,465	5.4 Years	$16.47	97,709	$17.12
$20.01--$30.00	139,257	2.2 Years	$25.72	139,245	$25.72
$30.01--$314.38	152,696	2.3 Years	$64.01	152,696	$64.01
$1.70--$314.38	683,847	5.4 Years	$24.10	532,096	$29.59

Restricted Stock Awards

During 2007, the Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the year ended December 31, 2008:

		Per Share
		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2008	61,525	$6.53
Restricted stock granted	-	$-
Restricted stock vested	(14,000)	$6.65
Restricted stock forfeited	(37,525)	$6.59
Outstanding at December 31, 2008	10,000	$6.15

Performance-based nonvested share awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  The shares of restricted stock outstanding at December 31, 2008 will only vest if certain performance milestones are achieved, which the Company does not believe is probable.  During 2008, 37,525 restricted stock awards were forfeited as the performance milestones were not achieved.  As a result, the Company recognized the reversal of $148 stock-based compensation expense during 2008 related to these awards since the Company had previously considered the vesting of these awards to be probable.

As of December 31, 2008, $156 of total unrecognized compensation cost related to stock option and restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.