Form 10-K/A
period 2008-12-31
GENE LOGIC INC
filed 2009-04-30
CIK 1043914

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☐ NO ☒

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of June 30, 2008 was approximately $6,983,000, based on the closing price on that date of Common Stock on The NASDAQ Stock Market.*

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,483,519 as of April 16, 2009.

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

Documents Incorporated by Reference
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed by Ore Pharmaceuticals Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2009 (“Initial Report”). We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Act of 1934, as amended, that we intended to file with the SEC no later than 120 days following our fiscal year end.

Since we will not be filing our Definitive Proxy Statement by the end of 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1 to provide the information we originally intended to incorporate by reference in our Initial Report. Such information is the information required by Items 10 to 14 of Part III of the Annual Report on Form 10-K and the officer certification associated with the same. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the exhibits set forth in such exhibit list to be filed herewith. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

Except for the addition of the Part III information and the filing of the related certifications, no other changes have been made to the Initial Report. This Amendment No. 1 does not reflect events occurring after the date of the Initial Report or modify or update those disclosures affected by subsequent events.

As used in this Amendment No. 1, unless the context otherwise requires, references to “Ore Pharmaceuticals,” “Ore Pharmaceuticals Inc.,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc.

PART III

Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

Please note that all our share amounts, including options to purchase our shares and restricted stock awards, reflect the one-for-five reverse stock split approved by our stockholders on May 23, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth, as of April 16, 2009, information regarding the names and ages of all our Directors and Executive Officers.

Directors and Executive Officers	Age	Director Since	Expiration of Term	Positions and Offices Held
J. Stark Thompson, Ph.D	67	2002	2011	Chairman of the Board of Directors
Mark J. Gabrielson	53	2007	2010	Director, President, Chief Executive Officer, Principal Financial Officer and Treasurer
Michael J. Brennan, M.D., Ph.D (1)	51	1995	2010	Director
Mark D. Gessler	47	2000	2011	Director
G. Anthony Gorry, Ph.D.	68	1997	2009	Director
David L. Urdal, Ph.D.	59	2007	2010	Director
Stephen Donahue, M.D.	45	NA	NA	Senior Vice President, Clinical Development
_____________________________
(1)	Dr. Brennan resigned as a Director effective April 27, 2009.

Set forth below is biographical information for the Directors and Executive Officers.

J. Stark Thompson, Ph.D. has been non-executive Chairman of the Board of the Company since November 2004 and has served as a Director since February 2002. From 1988 until his retirement in November 2000, Dr. Thompson served as the President, Chief Executive Officer and as a Director of Life Technologies, Inc., a developer, manufacturer and supplier of products and services for life science research. Dr. Thompson is a Director of Luminex Corporation, where he serves on the Auditing and Nominating Committees. Dr. Thompson has a Ph.D. in Physiological Chemistry from Ohio State University.

Mark J. Gabrielson was appointed President and Chief Executive Officer of the Company on March 1, 2009. Mr. Gabrielson has served as a Director of the Company since April 2007. From January 2008 until February 2009, Mr. Gabrielson was a founder and Managing General Partner of p-Value Capital LLC, a specialty financial services firm focused on assembling and financing portfoilios of clinical stage pharmaceutical and biopharmaceutical products. Mr. Gabrielson also is a co-founder and Director of Pulmatrix Inc., a privately held company that is developing inhalant technologies to help control respiratory infectious disease. From March 2003 until January 2008, Mr. Gabrielson served as the Chief Executive Officer of Pulmatrix Inc. From 1999 until December 2003, Mr. Gabrielson was a founder and Managing Member of Fordyce & Gabrielson LLC, a venture capital firm where he led a series of investments in early stage technology-intensive companies, including Pulmatrix. From 1990 to 1999, Mr. Gabrielson was a General Partner of Prince Ventures LP, a private venture capital firm specializing in healthcare investing. Mr. Gabrielson holds an A.B. degree from Princeton University.

Michael J. Brennan, M.D., Ph.D. has served as a Director since December 1995. Dr. Brennan served previously as the Company’s Chief Executive Officer from 1995 until 2000 and as Chairman of the Board from 1995 until 2001. Most recently, Dr. Brennan served as the Company’s Director of Strategic Initiatives from 2000 until December 2008. Since January 2006, Dr. Brennan has been Managing Director of Pearl Street Venture Funds, a venture capital firm. From December 2003 until December 2005, Dr. Brennan was a Managing Director of Coastview Capital, a venture capital firm focused exclusively on life science investments. From September 2000 until April 2003, Dr. Brennan was a General Partner of Oxford Biosciences Partners, a venture capital firm specializing in the financing of early stage healthcare companies. Dr. Brennan received a Ph.D. in neurobiology and an M.D. from the University of Witwatersrand, Johannesburg, South Africa.

Mark D. Gessler has served as a Director since 2000. From June 2000 until March 2007, Mr. Gessler served as Chief Executive Officer of the Company, and from January 1999 until March 2007, as President of the Company. From April 2001 to November 2004, Mr. Gessler served as the Company’s Chairman of the Board of Directors. Since it was founded in 1996, Mr. Gessler has been the Managing Director of SAGE Partners LLC, a private investment firm. Mr. Gessler holds an MBA from the University of Tennessee.

G. Anthony Gorry, Ph.D. has served as a Director since January 1997. Since prior to March 2001, Dr. Gorry has been the Friedkin Professor of Management and Professor of Computer Science at Rice University, where he also serves as the Director of the Center for Technology in Teaching and Learning. Dr. Gorry directs a training grant on computational biology funded by the National Library of Medicine. He is also Adjunct Professor of Neuroscience at Baylor College of Medicine. Dr. Gorry holds a B.Eng. from Yale University, an M.S. in chemical engineering from the University of California, Berkeley and a Ph.D. in computer science from the Massachusetts Institute of Technology.

David L. Urdal, Ph.D. has served as a Director since April 2007. Dr. Urdal has served as Senior Vice President and Chief Scientific Officer of Dendreon Corporation since June 2004 and, in January 2006, assumed oversight of the company’s manufacturing operations. Prior to June 2004, he served as Vice Chairman of Dendreon’s Board of Directors and Chief Scientific Officer and in various other capacities, including President, since joining in July 1995.  Dr. Urdal also serves as a director of VLST Corporation, a privately held biopharmaceutical development company. Dr. Urdal received a B.S. and M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington.

Stephen Donahue, M.D. has served as the Senior Vice President of Clinical Development for the Company since July 2007. His background includes all phases of clinical drug development and regulatory affairs. Prior to joining the Company, from 2004 to 2007, Dr. Donahue was Vice President, Clinical Research and Regulatory Affairs at Predix Pharmaceuticals, which merged with Epix Pharmaceuticals. At Predix, he headed clinical development in therapeutic areas of neurology, psychiatry, pulmonary and metabolism. Dr. Donahue previously was Medical Director, Clinical Research, Atherosclerosis and Metabolism for Merck & Co., Inc. and held positions with Bristol-Myers Squibb in the departments of Clinical Design/Evaluation and Clinical Pharmacology. Dr. Donahue has worked on a number of approved drugs, including pravastatin, metformin and ezetimibe/simvastatin. Dr. Donahue holds an A.B. from Brown University, an M.D. from Georgetown University and was an NIH Fellow in Clinical Pharmacology at Georgetown. He has achieved board certifications in both Internal Medicine and Clinical Pharmacology.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Ore Pharmaceuticals Inc. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, in 2008, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all reports required by Section 16(a) with respect to the Company’s officers, directors and beneficial owners of greater than ten percent of the Company’s stock were filed timely.

Code of Ethics

The Board of Directors has adopted a code of ethics, applicable to all Directors and to all employees of the Company and its subsidiaries, including the Company’s chief executive officer, chief financial officer, principal accounting officer and controller, and any other senior financial officers. The code of ethics is available on the Company’s website at www.orepharma.com. If there are any future amendments to, or waivers from, the provisions of the code of ethics applicable to the chief executive officer, chief financial officer, principal accounting officer and controller or any senior financial officer, or to any other persons with respect to whom disclosure of such an amendment or waiver is required by applicable rules and regulations, the disclosure obligations with respect to any such amendment or waiver will be made, to the extent permitted, by posting such information on the Company’s website at www.orepharma.com.

Audit Committee

The Audit Committee is currently composed of three non-employee Directors, each of whom is independent under the NASDAQ rules. During 2008, the Audit Committee consisted of Mark J. Gabrielson (Chairman and member, until his appointment as Chief Executive Officer on March 1, 2009), J. Stark Thompson (ex officio until February 21, 2008, when he was appointed as a voting member, and a voting member until March 12, 2009, when he was appointed Chairman), G. Anthony Gorry (from March 21, 2008) and Lloyd I. Miller, III, a former Director, (until his resignation on March 14, 2008). On March 12, 2009, David L. Urdal was appointed to the Audit Committee. The Board of Directors has determined that Dr. Thompson is an “audit committee financial expert,” as defined under the rules of the SEC. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on the Company’s website at www.orepharma.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of the Named Executive Officers for the fiscal years ended December 31, 2008 and 2007. The “Named Executive Officers” are the Company’s then Chief Executive Officer, the two other most highly compensated executive officers who were serving as executive officers at the end of 2008 based on their total compensation in the table below and one additional individual that was not an executive officer of the Company as of December 31, 2008, but for whom disclosure is required because he was an executive officer during most of 2008 and, other than the then Chief Executive Officer, was one of the two most highly compensated individuals at the Company in 2008. The compensation shown in the table below does not include compensation received by Mr. Dimmler in his capacity as a non-employee Director in 2007 when he was not serving as an executive officer.

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (2)($)	All Other Compensation (3)($)	Total ($)
Charles L. Dimmler, III President and Chief Executive Officer (4)	2008 2007	425,000 331,826	 	(28,080) 130,829	41,268 29,312	59,500 59,942	28,859 23,826(5)	526,547 575,735
Philip L. Rohrer, Jr. Chief Financial Officer (6)	2008 2007	275,000 275,000	137,500 137,500	 	11,760 44,307	 	10,058 9,011	434,318 465,818
F. Dudley Staples, Jr. Senior Vice President, Secretary and General Counsel (7)	2008 2007	265,000(8) 258,558	 	(22,912) 52,487	13,873 12,478	27,300 35,100	9,996 7,168	293,257 365,791
Larry Tiffany Senior Vice President (9)	2008 2007	252,882(10) 300,000	75,000 	 	 	 200,000	9,920 7,909	337,802 507,909
_____________________________

(1)	Amounts paid as retention incentives to the executives under the terms of the executives’ respective employment arrangements.
(2)
Except for the payment to Mr. Tiffany in 2007, which was pursuant to an individual compensation arrangement, amounts earned in 2008 and paid in 2009 under the Company’s 2008 Performance Year Incentive Compensation Plan and earned in 2007 and paid in 2008 under the Company’s 2007 Performance Year Incentive Compensation Plan. Amounts earned in 2006 and paid in 2007 under the Company’s 2006 Performance Year Incentive Compensation Plan are not included and are as follows: Mr. Rohrer ($63,113) and Mr. Staples ($34,425). Mr. Dimmler was not an employee of the Company in 2006. Mr. Tiffany’s non-equity incentive compensation earned in 2006 was paid to him in 2006.

(3)
Comprises the perquisites provided to Named Executive Officers in the following chart, which are in addition to Company benefits available to all employees including health, dental, vision and long-term care insurance, long-term and short-term disability benefits, life insurance and reimbursement for certain wellness related expenses. Although the Company’s matching contribution under the 401(k) plan is available to all participating employees, the chart also includes the specific matching contribution provided to each of the Named Executive Officers. See the chart below detailing specifics in the category of “All Other Compensation.”

(4)
Mr. Dimmler served as President and Chief Executive Officer from March 2007 until his termination without cause in March 2009. The negative amount under “Stock Awards” represents the reversal of previously recognized expense related to restricted stock awards that were forfeited because the vesting conditions were not met within the required period.

(5)	Does not include Director’s compensation of $22,169 earned prior to Mr. Dimmler’s appointment to President and Chief Executive Officer in 2007.
(6)	Mr. Rohrer served as Chief Financial Officer from 1999 until his termination without cause in March 2009.
(7)
Mr. Staples served as Senior Vice President, Secretary and General Counsel from May 2002 until his termination without cause in January 2009. The negative amount under “Stock Awards” represents the reversal of previously recognized expense related to a restricted stock award that was forfeited because the vesting conditions were not met within the required period.

(8)	Includes a $5,000 payment for a portion Mr. Staples’ accrued, but unused paid-time-off (“PTO”).
(9)
Mr. Tiffany served as Senior Vice President, Genomics until the sale of the assets of the Genomics Division was completed on December 13, 2007. Subsequently, he became Interim Head, Commercial Operations for the Company and President and Chief Executive Officer of DioGenix, a subsidiary of the Company, until his resignation on September 12, 2008.

(10)	Includes a $41,518 payment for Mr. Tiffany’s accrued, but unused PTO upon his resignation from the Company in September 2008.

The following chart details the “All Other Compensation” category of the Summary Compensation Table above.

Name	Year	Financial Counsel & Tax Prep.(1) ($)	Enhanced Life Insurance(2) ($)	Enhanced Disability(3) ($)	401(k) Matching(4) ($)	Additional Payments ($)	Total ($)
Charles L. Dimmler, III	2008 2007	 	470 277	342 531	9,200 6,266	18,847(5) 16,752(5)	28,859 23,826
Philip L. Rohrer, Jr.	2008 2007	 1,250	516 339	342 672	9,200 6,750	 	10,058 9,011
F. Dudley Staples, Jr.	2008 2007	 63	454 271	342 610	9,200 6,224	 	9,996 7,168
Larry Tiffany	2008 2007	 3,250	464 373	256 536	9,200 3,750	 	9,920 7,909
__________________________
(1)
The amount above reflects the actual amount paid by the Company during 2007 for the Named Executive Officer’s personal tax preparation and financial counsel expenses. The maximum amount made available to each Named Executive Officer was $5,000. This benefit was discontinued beginning in 2008.

(2)	Additional premium paid to increase the Named Executive Officer’s life insurance coverage.
(3)	Additional premium paid to increase the limit on benefits under the Named Executive Officer’s short and long-term disability coverage.
(4)	The 401(k) matching contribution of 4% and 3% in 2008 and 2007, respectively, of cash compensation contributed to the plan is available to all employees.
(5)	The amount reflects personal travel and living expenses reimbursed by the Company due to the location of Mr. Dimmler’s residence.

Employment Agreements

In 2008, the Company had employment agreements with each of its NEOs. The agreements also included a separate Proprietary Information and Inventions Agreement (the “Proprietary Information Agreement”) in which the employees agreed to protect the Company’s intellectual property and to disclose and assign to the Company ownership of any inventions made by the employees during employment that relate to the Company’s business.

Each agreement typically provided for payment of salary and specified annual bonus or incentive cash compensation. Except in the case of Mr. Tiffany, in the event of termination by the Company without “cause” (as defined), the executive officer would receive certain payments as described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’.” The agreement of Mr. Staples required that, for a stated period after termination of employment, he not solicit the business of any client or customer of the Company, except on behalf of the Company, and not solicit employees of the Company to leave the Company. More recent agreements, including ones signed by Messrs. Dimmler, Rohrer, and Tiffany include restrictions, subject to the terms and conditions of their respective agreements, on solicitation and an express covenant against competing with the Company or assisting anyone else to do so for a stated period following termination of employment.

The Company entered into an employment agreement with Mr. Dimmler, the former Chief Executive Officer, effective as of March 21, 2007, the date of his appointment. For 2008, the agreement provided for a salary of $425,000, benefits available to other senior executives and a potential incentive compensation payment equal to 40% of his salary under the Company’s 2008 Incentive Compensation Plan if 100% of targets were achieved. In connection with his employment by the Company, Mr. Dimmler was granted the following equity awards under the Company’s 1997 Equity Incentive Plan (“Plan”):

•
An option to purchase 24,000 shares of Common Stock, exercisable at $6.85 per share, the fair market value on the date of grant, vesting in four equal increments of 6,000 shares each, beginning on July 9, 2007 (the date of grant) and on each of the next three anniversaries of the date of grant, and of which, 12,000 shares vested and 12,000 shares forfeited as of March 31, 2009;

•	10,000 shares of restricted stock that vested on March 21, 2008;
•
5,000 shares of restricted stock, vesting upon achievement of a performance target related to development of a Company compound on or before March 31, 2008, which target was not achieved and the grant lapsed;

•
6,000 shares of restricted stock, vesting upon achievement of a performance target related to development of a repositioned compound by a third-party drug repositioning partner on or before March 31, 2008, which target was not achieved and the grant lapsed; and

•	5,000 shares of restricted stock, vesting upon completion of a significant transaction with respect to the Genomics Division prior to December 31, 2008, which target was achieved.

In 2008, Mr. Dimmler received an option to purchase 47,040 shares of Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009.  The unvested portion of his option was forfeited upon his termination without cause as of March 31, 2009.

Mr. Dimmler’s options had a 10-year term from the date of grant and all of the equity grants continue to be subject to the other terms and conditions of the Plan and the standard forms of stock option and restricted stock grant agreements thereunder. The stock options are incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, (the “Code”) to the maximum extent permitted by the law and the Plan.

The Company also agreed to reimburse Mr. Dimmler for transition costs of commuting from his principal residence and staying at the Company’s locations and other reasonable and necessary business expenses. In connection with his termination without cause (as defined in the agreement) as of March 31, 2009, Mr. Dimmler received certain payments described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’.”

Upon expiration of Mr. Tiffany’s employment terms in January 2007, the Company entered into an employment agreement with Mr. Tiffany pursuant to which the Company agreed to pay Mr. Tiffany, effective as of February 1, 2007, a salary at an annual rate of $300,000 and incentive compensation of $200,000 when the Genomics Division was sold. Under the terms of his agreement, Mr. Tiffany was not eligible for benefits under the Company’s Executive Severance Plan discussed below under “Potential Payments upon Termination or Change in Control – Change in Control Payments.” In 2008, the Company amended Mr. Tiffany’s employment agreement such that he would receive a potential incentive compensation payment equal to $75,000 under the Company’s 2008 Incentive Compensation Plan if 100% of targets were achieved, and guaranteed retention payments of $37,500 for each full calendar quarter of 2008 during which Mr. Tiffany remained employed. Mr. Tiffany forfeited his incentive compensation payment when he resigned from the Company in September 2008 and received retention payments equal to $75,000. In 2008, Mr. Tiffany received an option to purchase 5,880 shares of Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009, and which was forfeited upon his resignation in September 2008.

Mr. Rohrer served as the Company’s Chief Financial Officer until he was terminated without cause effective March 31, 2009. Mr. Rohrer’s agreements during 2007, 2008 and 2009 provided for an annual salary of $275,000. His 2009 agreement was for a term ending December 31, 2009. Mr. Rohrer was entitled to a guaranteed bonus of $137,500 in 2007 and 2008. In 2009, his agreement provided for potential retention payments of up to $275,000 in the event he remained at the Company through September 2009, subject to acceleration in the event he was terminated earlier. In connection with his termination without cause as of March 31, 2009, Mr. Rohrer received certain payments described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’.” In 2007, Mr. Rohrer was granted an option for 10,940 shares of Common Stock, exercisable at $9.55 per share, the fair market value on the date of grant, that vested in monthly installments over ten months, intended to retain his services at least through the vesting periods. In 2008, Mr. Rohrer received an option to purchase 23,520 shares of Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009.  The unvested portion of his option was forfeited upon his termination without cause as of March 31, 2009.

Outstanding Equity Awards at December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles L. Dimmler, III (1)	4,000* 3,000* 3,000* 3,000* 3,000* 3,000* 3,000* 3,000* 12,000 23,520	         	        12,000 23,520	314.375 177.815 129.700 64.450 40.000 19.350 17.050 12.200 6.850 2.200	2/1/2010 6/7/2010 6/6/2011 6/5/2012 6/4/2013 6/2/2014 6/1/2015 5/31/2016 7/8/2017 4/23/2018	         	         	         	         
Philip L. Rohrer, Jr. (2)	24,900 8,000 3,200 8,000 25,000 7,500 10,940 11,760	       	       11,760	27.190 36.050 36.050 36.050 27.100 19.350 9.550 2.200	10/18/2009 2/1/2010 2/22/2011 9/24/2011 7/23/2013 6/2/2014 2/21/2017 4/23/2018	       	       	       	       
F. Dudley Staples, Jr. (3)	13,000 5,000 1,111 1,111 1,111 1,111 11,760	      	  2,222 2,222 2,222 2,222 11,760	44.050 19.350 9.550 11.250 13.750 16.250 2.200	7/31/2012 6/2/2014 2/21/2017 2/21/2017 2/21/2017 2/21/2017 4/23/2018	      	      	      	      
Larry Tiffany (4)									
__________________________
*	Options awarded for service as a non-employee Director.
(1)
The employment of Mr. Dimmler was terminated without cause in March 2009 and his options will expire on June 30, 2009 (35,520), February 1, 2010 (4,000) and March 31, 2010 (21,000). Unvested options were forfeited upon his termination.

(2)	The employment of Mr. Rohrer was terminated without cause in March 2009 and his options will expire on June 30, 2009. Unvested options were forfeited upon his termination.
(3)	The employment of Mr. Staples was terminated without cause in January 2009; his unvested options were forfeited upon his termination and his vested options expired on April 15, 2009.
(4)	Options for 5,880 shares were granted to Larry Tiffany in 2008 and were subsequently forfeited upon his resignation in September 2008.

Potential Payments upon Termination or Change in Control

The Company had employment agreements with its NEOs that contained provisions benefiting each party to the agreement; such agreements typically included severance benefits, which are reflected below.

Termination by Company Without “Cause”

In the event of a termination without “cause,” other than in connection with a “change of control,” the Company agreed to provide Messrs. Dimmler and Staples a severance payment equal to twelve (12) months of the executive’s current base salary, reimbursement of certain premiums for post-termination health insurance for the executive and any then-insured dependents, for up to 12 months, and third party outplacement assistance through a program and provider selected by the Company for a period of up to six months and not costing more than $20,000.

In the event of Mr. Rohrer’s termination without “cause,” other than in connection with a “change of control,” the Company agreed to cause acceleration of up to $275,000 in aggregate retention incentive payments (in lieu of severance benefits), reimbursement of certain premiums for post-termination health insurance for the executive and any then-insured dependents, for up to 12 months, and third party outplacement assistance through a program and provider selected by the Company for a period of up to six months and not costing more than $20,000.

The Company is obligated to give an executive thirty (30) days prior written notice of termination without cause, or one additional month’s pay in lieu of such notice. To obtain these severance benefits, an executive is required to sign a release of certain claims.

In connection with their respective terminations without cause, the Company paid amounts due to Messrs. Dimmler, Staples and Rohrer in accordance with these agreements in 2009.

Change in Control Payments

The Company has an Executive Severance Plan, which is referred to as the “COC Plan,” which covers certain employees and which has been terminated as to future hires. The COC Plan applies to a termination of employment of an executive by the Company within three months before or thirteen months after a “change of control” of the Company. Benefits under the COC Plan are available if the executive:

•	is terminated without cause (as defined in the COC Plan); or
•	resigns due to a constructive termination (as defined in the COC Plan).

Each of the NEOs, except for Mr. Tiffany in accordance with the terms of his employment agreement, was eligible for benefits under the COC Plan during his employment in 2008 and for a period following his termination in 2009. Under the terms of this plan, an eligible executive whose employment was terminated by the Company without cause within three months before or thirteen months after a change of  control would be entitled to the following benefits:

•	a payment equal to twelve (12) months of the executive’s current base salary plus the annual full target bonus award that the executive was eligible to receive as of the date of termination;
•	payment of the premiums for post-termination health insurance for the executive and his then-insured dependents for 12 months; and
•	outplacement assistance.

In addition, if the executive remains employed by the Company on the date of a “change of control” or was terminated without cause or as a result of constructive termination within three months prior to the “change of control,” all stock options held by the executive as of the date of the “change of control” become fully vested.

Director Compensation

The table below summarizes the compensation paid by the Company to Directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Michael J. Brennan, M.D., Ph.D.			50,000 (2)	50,000
Frank L. Douglas, M.D., Ph.D. (3)	17,000	(6,497)		10,503
Mark J. Gabrielson	77,000	8,670		85,670
Mark D. Gessler	62,500	1,375		63,875
G. Anthony Gorry, Ph.D.	71,500	5,530		77,030
Lloyd I. Miller, III (4)	44,750	865	90,000	135,615
J. Stark Thompson, Ph.D.	93,500	7,374		100,874
David L. Urdal, Ph.D.	76,500	8,670		85,170
_________________________
(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2008. As of December 31, 2008, each Director listed has the following number of options outstanding granted under the 1997 Non-Employee Directors’ Stock Option Plan: Brennan: none; Douglas: none; Gabrielson: 9,000; Gessler: 3,000; Gorry: 30,000; Miller: none; Thompson: 40,000; and Urdal: 9,000. In addition, each of Brennan, Gessler and Gorry had the following number of options outstanding granted under the 1997 Equity Incentive Plan: Brennan: 19,200; Gessler: 96,200; and Gorry: 8,500.

(2)
Compensation received pursuant to Brennan’s employment agreement with the Company that expired on December 31, 2008. Brennan served as the Director of Strategic Initiatives and received a salary of $50,000 per year for such services. Brennan was eligible to receive benefits under the Company’s Executive Severance Plan in the event he was terminated in connection with a “change of control.” He was entitled to receive $25,000 upon termination if he was terminated other than for “cause” or if he terminated the agreement for good reason as defined in the agreement, but such payments were not due upon expiration of his agreement. Brennan agreed to certain non-compete and non-solicitation provisions during the term of the agreement and for a period of one year thereafter. Brennan was not separately compensated for his services as a Director. Beginning in January 2009 until his resignation on April 27, 2009, Brennan was paid for his services as a Director in the same manner as other non-employee Directors since he was no longer an employee.

(3)
Douglas completed his term as a Director on May 23, 2008 and did not stand for reelection. The negative amount under “Option Awards” represents the reversal of previously recognized expense related to options that were cancelled prior to the vesting conditions being met.

(4)
Miller resigned as a Director on March 14, 2008 and surrendered his options. Includes $35,500 in unpaid Director fees for the balance of his term and $90,000 paid to him to reimburse his legal fees and expenses in connection with his resignation.

Cash Compensation

Each non-employee Director other than the Chairman of the Board receives an annual retainer of $25,000 and the non-executive Chairman receives an annual retainer of $50,000. Each non-employee Director (including the Chairman of the Board) also receives a fee of $1,500 per Board meeting attended, whether in person or by telephone, and (except for the Chairman unless otherwise determined) $1,000 per committee meeting not held in conjunction with a full Board meeting, whether in person or by telephone. The chairman of each of the Audit and Compensation Committees receives an additional $10,000 per year for serving as a chairman of these committees and the chairman of the Corporate Governance and Nominating Committee receives an additional $5,000 per year. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with Board meeting attendance.

The Compensation Committee presently is reviewing the Directors’ cash and equity compensation arrangements with the assistance of its outside compensation consultant and may recommend changes to these arrangements.

Equity Compensation

Each non-employee Director receives automatic nonstatutory stock option grants under the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). Options are granted at fair market value. Vesting of any installment of options requires that the optionee has, during the entire period prior to such vesting installment date, continuously served as a non-employee Director or employee of or consultant to the Company or any affiliate of the Company. Options have a 10 year term, unless terminated due to termination of the grantee’s service as a Director or employee of or consultant to the Company or any affiliate of the Company. Upon termination of service, the optionee has the lesser of the balance of the option term or 12 months to exercise vested options (or 18 months if termination is due to the death of the grantee).

Initial grant: Upon election, each new Director receives a grant of an option for six thousand (6,000) shares that vests in 4 equal annual installments on the anniversary of the date of grant and with the first installment vesting on the first anniversary of the date of grant. Upon appointment of a non-employee Director as the Chairman of the Board, the non-employee Chairman is automatically granted, on the date of such election or appointment, an option to purchase ten thousand (10,000) shares of the common stock of the Company less, in the discretion of the Board, any unvested shares under any previous stock option received effective upon election or appointment as a non-employee Director under the preceding sentence.

Annual grant: Immediately following each annual meeting of stockholders, each person who is then a non-employee Director and who has continuously served as a non-employee Director for the six (6)-month period prior to the date of such annual meeting of stockholders is automatically granted an option to purchase three thousand (3,000) shares of common stock of the Company that vests on the first anniversary of the date of grant. In the case of a non-employee Chairman, instead of the annual grant provided in the preceding sentence, immediately following each annual meeting of stockholders, the non-employee Chairman shall automatically be granted (regardless of whether the non-employee Chairman has served as a non-employee Director for the six (6) month period prior to the date of such annual meeting of stockholders) an option to purchase four thousand (4,000) shares of common stock of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of April 16, 2009 by: (i) each Director and nominee for Director; (ii) each of the Named Executive Officers (as such term is defined above under the caption “Executive Compensation ─ Summary Compensation Table”); (iii) all of the Company’s current executive officers and Directors as a group; and (iv) all those known by Ore Pharmaceuticals to be beneficial owners of more than five percent of the Company’s Common Stock.

	Beneficial Ownership (1)
Name and Address	Number of Shares Beneficially Owned	Shares Issuable Pursuant to Options Exercisable Within 60 Days of April 16, 2009	Total Shares	Percentage Ownership
Renaissance Technologies LLC (2)	413,580		413,580	7.5
Michael J. Brennan, M.D., Ph.D. (3)	79,154	19,200	98,354	1.8
Charles L. Dimmler, III (3,4)	51,570	60,520	112,090	2.0
Mark J. Gabrielson	2,000	43,500	45,500	*
Mark D. Gessler (3)	54,528	99,200	153,728	2.8
G. Anthony Gorry, Ph.D. (3)	6,400	38,500	44,900	*
Philip L. Rohrer, Jr. (5)	2,370	99,300	101,670	1.8
F. Dudley Staples, Jr. (5)	3,697		3,697	*
J. Stark Thompson, Ph.D.	3,400	40,000	43,400	*
David L. Urdal, Ph.D.	5,000	6,000	11,000	*
All Directors and Executive Officers as a Group (7 persons) (6)	164,482	267,743	432,225	7.5
_____________________________
* Represents beneficial ownership of less than 1%.
(1)
This table is based upon information supplied by officers, Directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage of beneficial ownership disclosed in this table is based on 5,483,519 shares of Common Stock outstanding as of April 16, 2009.

(2)
Based on a Schedule 13G/A filed with the SEC on February 13, 2009, Renaissance Technologies LLC has sole voting power and sole dispositive power with respect to all of the shares. Its address is 800 Third Avenue, New York, New York 10022.

(3)
Includes: as to Dr. Brennan, 15,000 shares held of record by the Brennan Family Limited Partnership; as to Mr. Dimmler, 1,000 shares held of record by Newcastle Harbor, LLC and 71 shares held by his wife; as to Mr. Gessler, 5,000 shares held of record by the Gessler Family Limited Partnership; and, as to Dr. Gorry, 4,400 shares held of record by an individual retirement account for his benefit.

(4)	Options for Mr. Dimmler will forfeit on June 30, 2009 (35,520), February 1, 2010 (4,000) and March 31, 2010 (21,000) due to his termination of employment without cause.
(5)	Options for Mr. Rohrer will forfeit on June 30, 2009 due to his terminations of employment without cause.
(6)
Includes only Directors and executive officers as of April 16, 2009 and does not include Messrs. Dimmler, Rohrer, and Staples as they were no longer employed by and/or serving as a Director of the Company as of April 16, 2009; also includes Dr. Donahue, including 10,000 unvested shares of restricted stock.

Equity Compensation Plan Information

We maintain the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan pursuant to which we may grant equity awards to eligible persons. The following table gives information about equity awards under both plans as of December 31, 2008.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	683,847	24.10	830,245
Equity compensation plans not approved by stockholders			

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has entered into indemnity agreements with certain officers and Directors which provide, among other things, that the Company will indemnify such officer or Director, under the circumstances and to the extent provided for therein, for expenses (including attorney fees), witness fees, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a Director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s Amended and Restated Bylaws.

On March 14, 2008, concurrently with the resignation of Lloyd I. Miller, III as a Director of the Company, the Company entered into a Stock Purchase Agreement by and among Mr. Miller, Millfam II L.P., a Georgia limited partnership (together with Miller, the “Stockholders”), and the Company, pursuant to which the Company agreed to purchase an aggregate of 920,426 shares of the Company’s common stock from the Stockholders. Mr. Miller is the sole manager of the sole general partner of the Millfam II L.P. The purchase price for the shares was $3.545 per share, representing a trailing 30-day weighted average of closing prices for the 30 days preceding March 5, 2008, for an aggregate of $3,262,908. The stock purchase represented 14.3% of the Company’s common stock outstanding prior to the purchase and Mr. Miller’s entire beneficial ownership interest in the Company. Following completion of the purchase, the Company had 5,514,092 outstanding shares of common stock. The Company used cash on hand to fund the purchase. In connection with the stock purchase, the Company reimbursed Mr. Miller for $90,000 in legal fees and expenses and $35,500 in unpaid Director fees for the balance of his term.

The Company entered into an employment agreement with Mr. Gabrielson, the new Chief Executive Officer, effective as of March 1, 2009. The agreement provides for a base annual salary of $200,000, with the potential to increase the salary by $100,000 based upon the Company consummating a financing of at least ten million ($10,000,000) of net working capital, plus $10,000 for each additional million ($1,000,000) of net working capital up to a maximum of $400,000 per annum. Mr. Gabrielson is entitled to benefits available to other senior executives. In connection with his employment by the Company, Mr. Gabrielson was granted 500,000 shares of Common Stock, exercisable at $0.40 per share, the fair market value on the date of grant under the Plan, vesting as follows:

•	300,000 option shares in equal monthly increments over the two years after grant;
•	200,000 option shares upon a financing of at least $10 million of net working capital; and
•	all option shares will vest upon a qualified “change of control.”

Mr. Gabrielson’s options have a 10-year term from the date of grant and the equity grant is subject to the other terms and conditions of the Plan and the standard form of stock option agreement thereunder. The stock option is an incentive stock option under Section 422 of the Code to the maximum extent permitted by the law and the Plan.

The Company also agreed to provide Mr. Gabrielson with a special incentive cash bonus if, in the next two years, the Company consummates directly or, in some instances, indirectly a financing of at least $10 million.  Such bonus shall be paid in cash immediately following the Company’s or its related entity’s receipt of the net working capital proceeds of such financing and shall be in an amount equal to one half of one percent (0.5%) of the net working capital proceeds received.

The Company entered into an employment agreement with Dr. Donahue, Senior Vice President of Clinical Development, effective as of July 23, 2007. The agreement provided for a base annual salary of $295,000, and a potential incentive compensation payment equal to 40% of salary (prorated for the period of employment in 2007) under the Company’s 2007 and 2008 Incentive Compensation Plans if 100% of targets are achieved. In connection with his employment by the Company, Dr. Donahue was granted the following equity awards under the Plan:

•	An option to purchase 20,000 shares of Common Stock, exercisable at $6.85 per share, the fair market value on the date of grant, vesting in 48 equal monthly increments, beginning on July 31, 2007;
•
8,000 shares of restricted stock, vesting upon achievement of performance targets related to development of the Company’s compounds on or before July 29, 2009, which target has been partially achieved as to 4,000 shares; and

•
6,000 shares of restricted stock, vesting upon achievement of a performance target related to development of two repositioned compound by third-party drug repositioning partners on or before July 29, 2009.

In 2008, Dr. Donahue received an option to purchase 23,520 shares of Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009.  In 2009, Dr. Donahue received an option to purchase 50,000 shares of Common Stock, exercisable at $0.35 per share, the fair market value on the date of grant, 25% of which vests on the first anniversary of the date of grant and the remaining 75% vesting in twenty-four (24) equal monthly increments beginning on the first anniversary of the date of grant and continuing for the next two years.

Dr. Donahue’s options have a 10-year term from the date of grant and all of the equity grants continue to be subject to the other terms and conditions of the Plan and the standard forms of stock option and restricted stock grant agreements thereunder. The stock options are incentive stock options under Section 422 of the Code to the maximum extent permitted by the law and the Plan.

The Company has a policy to have all such transactions with related persons be approved by its Board of Directors.  Pursuant to this policy, the Board of Directors has approved the above transactions.

Director Independence

The Board of Directors has determined that as of the date of this report on Form 10-K/A, a majority of its members are independent Directors under the NASDAQ Global Market’s (“NASDAQ”) rules for Director independence. The independent Directors are Drs. Gorry, Thompson and Urdal. Dr. Thompson serves as non-executive Chairman of the Board.

All of the standing committees of the Board of Directors are comprised entirely of independent Directors. The chairpersons of the Company’s standing committees are appointed by the Board of Directors. Below is a chart showing the structure and current membership of the standing committees of the Board of Directors.

Member	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
G. Anthony Gorry, Ph.D.	X	X	C
J. Stark Thompson, Ph.D.	C	**	**
David L. Urdal, Ph.D.	X	C	X
X = Member; C = Chairperson; ** = Ex-officio, non-voting participant

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Accounting Firm

The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008 Fees($)	2007 Fees($)
Audit Fees	183,000	402,500
Audit-Related Fees	18,700 (1)	53,500 (2)
Tax Fees	63,100	70,500
All Other Fees		
Total Fees	264,800	526,500
_____________________________
(1)	Fees for work related to exploring specific strategic alternatives including the sale of the Company’s DioGenix subsidiary.
(2)	Fees for work related to the sale of the Company’s Genomics Assets.

Audit Fees. These consist of fees billed for (i) professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Annual Report on Form 10-K; (ii) review of the interim consolidated financial statements included in the Quarterly Reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed; and (iii) services provided by Ernst & Young LLP in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

Audit-Related Fees. These consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under the caption “Audit Fees.” These services may include consultations related to internal control and compliance procedures, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

Tax Fees. These consist of fees billed for professional services for tax return preparation, tax compliance, tax advice and tax planning.

All Other Fees. These consist of fees billed for services not captured in the other categories listed above.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve, generally or specifically, all audit and permissible audit-related and non-audit services performed by the Company’s independent registered public accounting firm. Prior to engagement of the firm for the next year’s audit, the firm provides to the Audit Committee for approval the scope of the proposed audit and proposed related fees for services expected to be rendered during that year within each of applicable categories of services. The independent registered public accounting firm and management throughout the year report periodically to the Audit Committee as to the actual services received and fees incurred by category of service. The Audit Committee’s prior approval is to be obtained for the scope or cost of pre-approved services to be increased and for additional permissible non-audit services to be obtained.

In determining whether to pre-approve any given services, the Audit Committee considers whether such services are consistent with the continued independence of the independent registered public accounting firm under the SEC’s rules, whether the firm is best positioned to provide the most effective and efficient service and whether the performance of the service by the firm might enhance the Company’s ability to manage or control risk or improve audit quality.

The Audit Committee has delegated to its Chairman authority between meetings to pre-approve permitted services to be provided by the independent registered public accounting firm. The Audit Committee Chairman must report any such authorizations to the Audit Committee at the next scheduled meeting.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Part IV of our Initial Report is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 1.

(a)3. Index to Exhibits

Exhibit
Number	Description of Document
31	Certifications pursuant to Rule 13a-14(a) and 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2009.

ORE PHARMACEUTICALS INC.

By: /s/ MARK J. GABRIELSON
Mark J. Gabrielson
President and Chief Executive Officer