Form 10-Q
period 2009-03-31
GENE LOGIC INC
filed 2009-05-15
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) : YES  ☐ NO   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,483,519 as of April 30, 2009.

ORE PHARMACEUTICALS INC.

TABLE OF CONTENTS

2.

PART I                         FINANCIAL INFORMATION

Item 1.    Financial Statements

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,077	$10,784
Prepaid expenses	333	200
Notes receivable, net	3,315	3,252
Other current assets	67	70
Total current assets	10,792	14,306
Property and equipment, net	427	483
Other intangibles, net	575	573
Note receivable, net	348	338
Total assets	$12,142	$15,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$401	$623
Accrued compensation and employee benefits	1,201	1,185
Other accrued expenses	1,045	1,267
Current portion of long-term debt	463	477
Total liabilities	3,110	3,552
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of March 31, 2009 and December 31, 2008	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 5,483,519 shares
issued and outstanding as of March 31, 2009 and December 31, 2008	55	55
Additional paid-in-capital	384,950	384,922
Accumulated other comprehensive loss	-	-
Accumulated deficit	(375,973)	(372,829)
Total stockholders' equity	9,032	12,148
Total liabilities and stockholders' equity	$12,142	$15,700

See accompanying notes.

3.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Services revenue	$-	$750

Expenses:
Research and development	941	2,842
Selling, general and administrative	2,289	5,164
Total expenses	3,230	8,006
Loss from operations	(3,230)	(7,256)
Interest (income), net	(86)	(316)
Net loss	$(3,144)	$(6,940)

Basic and diluted net loss per share	$(0.57)	$(1.12)

Shares used in computing basic and diluted
net loss per share	5,474	6,206

See accompanying notes.

4.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Loss from operations	$(3,144)	$(6,940)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	56	296
Non-cash stock-based compensation expense	28	159
Other non-cash items	(30)	71
Changes in operating assets and liabilities:
Prepaids and other assets	(130)	1,795
Accounts payable	(222)	399
Accrued expenses	(206)	(1,666)
Deferred revenue	-	(750)
Net cash flows from operating activities	(3,648)	(6,636)
Cash flows from investing activities:
Purchases of property and equipment	-	(97)
Purchases of licenses and patent costs	(45)	(152)
Proceeds from sale of marketable securities available-for-sale	-	6,522
Purchase of marketable securities available-for-sale	-	(2,975)
Net proceeds received from sale of Genomics Assets	-	501
Net proceeds received from sale of Preclinical Division	-	272
Net cash flows from investing activities	(45)	4,071
Cash flows from financing activities:
Purchase of common stock	-	(2,991)
Repayments of an equipment loan	(14)	-
Net cash flows from financing activities	(14)	(2,991)
Net decrease in cash and cash equivalents	(3,707)	(5,556)
Cash and cash equivalents, beginning of period	10,784	26,323
Cash and cash equivalents, end of period	$7,077	$20,767
Supplemental disclosure:
Interest paid	$-	$1

See accompanying notes.

5.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Condensed Financial Statements
March 31, 2009
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc. (the “Company”) is a drug asset development company with a focus on acquiring and developing clinical-stage drug candidates that have already undergone substantial safety testing in humans.  The Company currently has three compounds in its development pipeline: ORE1001 (formerly known as GL1001), our lead compound, ORE5002 (tiapamil) and ORE5007 (romazarit).  New therapeutic uses for each of these compounds were identified through the Company’s now discontinued drug repositioning program.  In the fourth quarter of 2008, the Company completed a multiple ascending dose human tolerability Phase I clinical trial of ORE1001 under an Investigative New Drug Application (“IND”) filed with the FDA and expects to advance the compound into additional clinical trials as a potential treatment for inflammatory bowel disease.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  The consolidated condensed balance sheet as of March 31, 2009, consolidated condensed statements of operations for the three months ended March 31, 2009 and 2008 and the consolidated condensed statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

In 2008, the Company sold its wholly owned subsidiary, DioGenix Inc., its molecular diagnostics business.  The results of operations for the Company’s molecular diagnostic business are not considered material and, therefore, have not been classified as a discontinued operation.  There was no revenue from the Company’s molecular diagnostics business.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities on January 1, 2008.  The Company adopted SFAS 157 for non-financial assets and liabilities on January 1, 2009.

SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

6.

●
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at March 31, 2009
	March 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$7,077	$7,077	$-	$-
Total	$7,077	$7,077	$-	$-

There were no required fair value measurements for non-financial assets and liabilities in the first quarter of 2009.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $3,144 and $6,894 for the three months ended March 31, 2009 and 2008, respectively.

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157.  The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 (see Note 1, Fair Value Measurements).  The Company adopted SFAS No. 157 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  The Company adopted SFAS 141R effective January 1, 2009 for business combinations occurring after the effective date.

In December 2007, the FASB ratified Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  The Company adopted EITF 07-1 effective January 1, 2009 and the adoption had no impact on the Company’s financial position or results of operations.

Note 2 – Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At March 31, 2009, the Company had $7,077 in cash and cash equivalents.  The Company has realigned its corporate resources and as a result significantly reduced its workforce from 71 employees on December 31, 2007 to 11 employees as of March 31, 2009.  In addition, the Company assigned its Cambridge, Massachusetts lease and subleased back a smaller portion through June 2009 and expects to lease new space thereafter at a lower cost.  The Company believes that its cash and cash equivalents on hand, continuing cash savings resulting from its ongoing realignment and cash conservation efforts and proceeds from the collection of its outstanding notes receivable, will be sufficient to allow the Company to complete the Phase Ib/IIa clinical trial for ORE1001, which is expected to be completed in mid to late 2010.  However, there can be no assurance that the Company will be successful in its continuing realignment and cash conservation efforts, the collection of its outstanding notes receivable or, if necessary, attracting additional financing to allow the Company to complete the clinical trial.  Furthermore, there is no assurance if the Company completes its Phase Ib/IIa clinical trial, that the results will be satisfactory or will enable the Company to successfully outlicense its compound.  If the Company is not successful in achieving its objectives, it might be necessary to liquidate the Company in late 2010.  The balance sheet at March 31, 2009 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary in the event of such liquidation.

7.

Note 3 — Stock-based compensation

At March 31, 2009, the Company has the following stock-based compensation plans: the 1997 Equity Incentive Plan (the “Stock Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

The Company recorded stock-based compensation expense of $28 and $159 for the three months ended March 31, 2009 and 2008, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Weighted average fair value of grants	$0.21	$1.90
Expected volatility	79%	61%
Risk-free interest rate	1.31%	3.04%
Expected lives	3 years	3 years
Dividend rate	0%	0%

The following is a summary of option activity for the three months ended March 31, 2009:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2009	683,847	$24.10
Options granted	550,000	$0.40
Options exercised	-	$-
Options cancelled	(142,108)	$13.93
Outstanding at March 31, 2009	1,091,739	$13.48	$2

Exercisable at March 31, 2009	489,929	$29.06	$-

Of the stock options outstanding at March 31, 2009, 271,519 are stock options held by the employees that have been or are expected to be terminated as part of the Company’s workforce reductions and therefore will be subject to cancellation within three months after the date of their termination in accordance with the Stock Plan.

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of March 2009 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

The Committee approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and the reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the three months ended March 31, 2009:

Per Share
Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2009	10,000	$6.15
Restricted stock granted	-	$-
Restricted stock vested	-	$-
Restricted stock forfeited	-	$-
Outstanding at March 31, 2009	10,000	$6.15

8.

Performance-based non-vested restricted stock awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  At March 31, 2009, the Company continues to believe that the achievement of the performance milestones for the remaining outstanding award is not probable.  In a prior period, the Company had reversed the previously recognized related stock-based compensation expense for this restricted stock award.

As of March 31, 2009, $196 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 4 — Subsequent events

The Company recently received a notice requiring repayment of all amounts potentially due under a loan and a grant agreement with the State of Maryland that total $705 at March 31, 2009.  The Company has recorded the amounts due under the loan and grant agreement within current portion of long-term debt and other accrued expenses.  The Company is in discussions with the State of Maryland concerning the terms of potential repayment of this amount.

In the second quarter of 2009, the Company will close its Gaithersburg, Maryland facility and expects to record a non-cash accelerated lease expense and write-down of leasehold improvements and other related assets of approximately $900.

9.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceuticals Inc. (“Ore Pharmaceuticals”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Pharmaceuticals operates and the beliefs and assumptions of the management of Ore Pharmaceuticals. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors” and in our subsequent filings with the United States Securities and Exchange Commission (“SEC”). Ore Pharmaceuticals undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Ore Pharmaceuticals,” “DioGenix,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceuticals Inc. and its formerly wholly owned subsidiary, DioGenix Inc.

Overview

We are a drug asset development company with a focus on acquiring and developing clinical-stage drug candidates that have already undergone substantial safety testing in humans.  By restricting our development focus to compounds with prior evidence of a favorable safety profile in human testing, we believe we may have a higher probability of development success, since safety issues are the most common technical reasons for failure in clinical trials.

We currently have three compounds in our development pipeline:  ORE1001 (formerly known as GL1001), our lead candidate, ORE5002 (tiapamil) and ORE5007 (romazarit).  Each of these candidates has been successfully tested for safety in humans in at least one Phase I clinical study.  We are currently in negotiations to secure rights to develop additional compounds to expand and diversify our pipeline; however, there can be no assurances that we will be able to conclude these transactions.

In December 2008, we completed a multiple ascending dose human tolerability Phase I clinical trial for ORE1001.  Results of that trial showed that the drug candidate was well tolerated, with no serious adverse effects observed.  We plan to begin a Phase Ib/IIa clinical trial for ORE1001, which is expected to begin mid 2009 and to be completed in mid to late 2010.  Successful completion of this clinical trial should enable us to either outlicense the compound on terms more favorable to us or attract additional financing.  However, there can be no assurance that we will be able to do so.  We also plan to continue to exploit our portfolio of other drug candidates.

We continue to actively explore a variety of commercial and financial arrangements to further fund the long-term development of these compounds and of our business.

Our Common Stock is currently below the NASDAQ listing requirement of $1.00 price, but NASDAQ has temporarily suspended the listing requirement through at least July 19, 2009.

We have incurred net losses in each year since our inception, including losses of $22.5 million in 2008 and $34.7 million in 2007.  At March 31, 2009, we had an accumulated deficit of $376.0 million.  Our losses have resulted principally from costs incurred from the businesses we sold and the development of our drug development business.  We expect to incur additional losses in the future.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue.  We had no revenue for the three months ended March 31, 2009 compared to $0.8 million for the three months ended March 31, 2008.  During the three months ended March 31, 2008, our revenue resulted from a licensing agreement for certain technology unrelated to our core drug asset development business.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the further development of ORE1001, decreased to $0.9 million for the three months ended March 31, 2009 from $2.8 million for the same period in 2008.  The decrease is primarily a result of lower employee and facility-related costs due to our significant workforce reductions.  For 2009, we expect a significant decrease in research and development expenses over 2008, primarily as a result of workforce reductions.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of  accounting, legal, human resources and other general corporate expenses, decreased to $2.3 million for the three months ended March 31, 2009 from $5.2 million for the same period in 2008 primarily as a result of lower employee and facility-related costs due to our significant workforce reductions, reduced professional fees relating to strategic planning and the absence of $0.5 million in accelerated lease costs and $0.4 million of expense related to the purchase of shares from a former director that occurred in 2008.  For 2009, we expect a significant decrease in selling, general and administrative expenses over 2008, primarily as a result of workforce reductions.

10.

Net Interest Income. Net interest income decreased to $0.1 million for the three months ended March 31, 2009 from $0.3 million for the same period in 2008, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance and sale of equity securities, payments from customers and sales of parts of our business and assets from time to time.  As of March 31, 2009, we had approximately $7.1 million in cash and cash equivalents, compared to $10.8 million as of December 31, 2008.

Net cash from operating activities increased to a negative $3.6 million for the three months ended March 31, 2009 from a negative $6.6 million for the same period in 2008, primarily due to our reduced net loss for the three months ended March 31, 2009.  Based on current expectations of cash usage and collection of outstanding notes, we presently anticipate that we will have sufficient cash to initiate and complete the Phase Ib/IIa clinical trial for ORE1001, which is expected to begin mid 2009 and to be completed in mid to late 2010.  We currently expect our cash usage for the second quarter of 2009 to be similar to that of the first quarter (not taking into account the collection of the Ocimum $3.0 million promissory note that is due June 2009).  We also expect our cash usage for the second half of 2009 to be significantly lower than the first half.

For the three months ended March 31, 2009, our investing activities were not significant.

In connection with the 2008 sale of DioGenix Inc. to Nerveda, Inc., the balance of the purchase price is due pursuant to a $0.8 million interest bearing promissory note, with receipt of two principal payments of $0.4 million plus interest due December 2009 and June 2010, subject to acceleration in certain events.

In 2008, we assigned our lease in Cambridge, Massachusetts, but remain liable under the lease in the event of the assignee’s default.  The lease expires in August 2013 and at March 31, 2009, the total remaining amounts due under the lease for the balance of the term is $5.0 million.

In connection with the 2007 sale of the assets of our Genomics Division to Ocimum Biosolutions, Inc. (“Ocimum”), the balance of the sales price is due pursuant to a $3.0 million non-interest bearing promissory note due June 2009.  Ocimum also assumed the lease obligations of our former Genomics laboratory and office facility, but we remain liable under the lease in the event of Ocimum’s default.  Our liability expires for obligations under the lease in February 2011, and at March 31, 2009, we could be liable for amounts due under the lease that total $2.0 million.  Ocimum has deposited $0.8 million in escrow to partially secure both Ocimum’s performance under the lease and payment of the note.

In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), less than $0.1 million of the sales price remains in escrow pending resolution between the parties.  We continue to guarantee two leases now held by Bridge.  The leases expire in February 2011 and December 2013 and at March 31, 2009, the total remaining amounts due under the leases for the balance of the terms is $1.1 million and $3.4 million, respectively.

Our financing activities for the three months ended March 31, 2008 consisted of the purchase of shares from a former director for $3.0 million.

We recently received a notice requiring repayment of all amounts potentially due under a loan and a grant agreement with the State of Maryland that total $0.7 million.  We have recorded the amounts due under the loan and grant agreement within current portion of long-term debt and other accrued expenses.  We are in discussions with the State of Maryland concerning the terms of potential repayment of this amount.

We believe that existing cash and cash equivalents, the anticipated receipt of $3.0 million and $0.8 million relating to the promissory notes from Ocimum and Nerveda, respectively, and our ongoing realignment and cash conservations efforts, will enable us to support our operations through mid to late 2010, including completion of the Phase Ib/IIa clinical trial for ORE1001, which is expected to be completed in mid to late 2010.  However, there can be no assurance that we will be successful in our continuing realignment and cash conservation efforts, the full collection of our outstanding notes receivable or, if necessary, attracting additional financing to allow us to complete the clinical trial.  Furthermore, there is no assurance if we complete our clinical trial, that the results will be satisfactory or will enable us to successfully outlicense our compound.  If we are not successful in achieving our objectives, it might be necessary to liquidate the Company in late 2010.  We currently expect long-term support of our operations to come from possible future financings and payments from commercial arrangements from our pipeline of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on those factors discussed above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors” and in our subsequent filings with the SEC.

11.

Recently Issued Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008.  We adopted SFAS No. 157 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 Revised, “Business Combinations” (“SFAS 141R”).  SFAS 141R requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  SFAS 141R also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  We adopted SFAS 141R effective January 1, 2009 for business combinations occurring after the effective date.

In December 2007, the FASB ratified Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”).  EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  We adopted EITF 07-1 effective January 1, 2009 and the adoption had no impact on our financial position or results of operations.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2009 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II               OTHER INFORMATION

Item 1.       Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

12.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

*10.58c	Executive Employment Agreement, dated as of December 31, 2008, between Registrant and Philip L. Rohrer, Jr. (1)
*10.95a	Form of Amendment to Employment Agreement for Employment Agreements between Registrant and Charles L. Dimmler, III, Stephen Donahue, Philip L. Rohrer, Jr. and F. Dudley Staples. (2)
*10.105	Letter Agreement, dated February 26, 2009, between Registrant and Mark J. Gabrielson. (3)
*10.108	Professional Services Agreement, dated February 26, 2009, between Registrant and F. Dudley Staples.
*10.109	Employment Agreement, as amended, dated July 23, 2007, between Registrant and Stephen Donahue.
*10.110	Professional Services Agreement, dated March 25, 2009, between Registrant and Philip L. Rohrer, Jr.
31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________
*	Indicates management compensatory plan, contract or arrangement.

(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Phillip L. Rohrer, Jr., filed on January 15, 2009, and incorporated herein by reference.
(2)
Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to amendments to certain agreements to comply with Section 409A of the Internal Revenue Code of 1986, as amended, filed on October 2, 2008, and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s employment of Mark J. Gabrielson, filed on March 3, 2009, and incorporated herein by reference.

13.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORE PHARMACEUTICALS INC.

Date:	May 15, 2009	By:	/s/ Mark J. Gabrielson
Mark J. Gabrielson
President and Chief Executive Officer
(Principal Executive and Financial Officer)

14.