Form 10-Q
period 2009-06-30
ORE PHARMACEUTICALS INC.
filed 2009-08-14
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,473,519 as of July 31, 2009.

ORE PHARMACEUTICALS INC.

TABLE OF CONTENTS

2.

PART I                                FINANCIAL INFORMATION

Item 1.                      Financial Statements

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,650	$10,784
Prepaid expenses	279	200
Notes receivable, net	3,747	3,252
Other current assets	31	70
Total current assets	8,707	14,306
Property and equipment, net	42	483
Other intangibles, net	619	573
Note receivable, net	-	338
Other assets	25	-
Total assets	$9,393	$15,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	$794	$623
Accrued compensation and employee benefits	184	1,185
Other accrued expenses	1,454	1,267
Current portion of long-term debt	450	477
Total liabilities	2,882	3,552
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 5,483,519 shares
issued and outstanding as of June 30, 2009 and December 31, 2008	55	55
Additional paid-in-capital	384,978	384,922
Accumulated deficit	(378,522)	(372,829)
Total stockholders' equity	6,511	12,148
Total liabilities and stockholders' equity	$9,393	$15,700

See accompanying notes.

3.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Services revenue	$25	$1,000	$25	$1,750

Expenses:
Research and development	639	3,364	1,580	6,206
Selling, general and administrative	2,016	2,505	4,305	7,669
Total expenses	2,655	5,869	5,885	13,875
Loss from operations	(2,630)	(4,869)	(5,860)	(12,125)
Interest (income), net	(81)	(186)	(167)	(502)
Net loss	$(2,549)	$(4,683)	$(5,693)	$(11,623)

Basic and diluted net loss per share	$(0.47)	$(0.86)	$(1.04)	$(1.99)

Shares used in computing basic and diluted
net loss per share	5,474	5,477	5,474	5,841

See accompanying notes.

4.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Loss from operations	$(5,693)	$(11,623)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	105	593
Non-cash stock-based compensation expense	56	229
Other non-cash items	184	182
Changes in operating assets and liabilities:
Prepaids and other assets	(65)	1,953
Accounts payable	171	(599)
Accrued expenses	(814)	(1,716)
Deferred revenue	-	(1,500)
Net cash flows from operating activities	(6,056)	(12,481)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(152)
Proceeds from sale of property and equipment	70	-
Purchases of licenses and patent costs	(105)	(187)
Proceeds from sale of marketable securities available-for-sale	-	6,522
Purchase of marketable securities available-for-sale	-	(4,003)
Net proceeds received from sale of Genomics Assets	-	501
Net proceeds received from sale of Preclinical Division	-	272
Net cash flows from investing activities	(51)	2,953
Cash flows from financing activities:
Purchase of common stock	-	(2,991)
Repayments of an equipment loan	(27)	(12)
Net cash flows from financing activities	(27)	(3,003)
Net decrease in cash and cash equivalents	(6,134)	(12,531)
Cash and cash equivalents, beginning of period	10,784	26,323
Cash and cash equivalents, end of period	$4,650	$13,792
Supplemental disclosure:
Interest paid	$-	$1

See accompanying notes.

5.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Condensed Financial Statements
June 30, 2009
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc. (the “Company”) is a pharmaceutical asset management company.  The Company acquires interests in pharmaceutical assets whose value, it believes, it can significantly enhance through targeted development, with the goal of then monetizing these assets through a sale or out-licensing.  Initially, the Company will focus on developing and monetizing its current portfolio, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies.  The Company’s four compounds in its development portfolio are: ORE1001, its lead compound, ORE10002, ORE5002 (tiapamil) and ORE5007 (romazarit).

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  The consolidated condensed balance sheet as of June 30, 2009, consolidated condensed statements of operations for the three and six months ended June 30, 2009 and 2008 and the consolidated condensed statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

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

6.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at June 30, 2009
	June 30,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,650	$4,650	$-	$-
Total	$4,650	$4,650	$-	$-

The amounts in the Company’s Consolidated Condensed Balance Sheets for notes receivable, accounts payable and long-term debt approximate fair value due to their short-term nature.

There were no required fair value measurements for non-financial assets and liabilities in the second quarter of 2009.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $2,549 and $4,683 for the three months ended June 30, 2009 and 2008, respectively, and $5,693 and $11,577 for the six months ended June 30, 2009 and 2008, respectively.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on the Company's final position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company).  The adoption of SFAS 165 did not have an impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1" and "APB 28-1").  FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures, in interim reporting periods and in financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  FSP FAS 107-1 and APB 28-1 also amend FASB APB Opinion No. 28, "Interim Financial Reporting," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company).  While the adoption of FSP FAS 107-1 and APB 28-1 impacts the Company's disclosures, it does not have an impact on the Company's financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which modify the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities.  FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company).  The adoption of FSP SFAS 115-2 and SFAS 124-2 had no impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157.  The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008 (see Note 1, Fair Value Measurements).  The Company adopted SFAS No. 157 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on the Company’s financial position or results of operations.

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

Note 2 – Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At June 30, 2009, the Company had $4,650 in cash and cash equivalents.  The Company has realigned its corporate resources and as a result significantly reduced its workforce from 71 employees on December 31, 2007 to 7 employees as of June 30, 2009.  In addition, the Company assigned its Cambridge, Massachusetts lease and leased new space at a lower cost.  The Company believes that its existing cash and cash equivalents, continuing cash savings resulting from its ongoing realignment and cash conservation efforts and proceeds from the collection of its outstanding notes receivable, will be sufficient to allow the Company to operate through late 2010, including the costs of initiating and completing the Phase Ib/IIa clinical trial for ORE1001, which is expected to be completed in the third quarter of 2010.  However, there can be no assurance that the Company will be successful in its continuing realignment and cash conservation efforts, the collection of its outstanding notes receivable or, if necessary, attracting additional financing to allow the Company to complete the clinical trial.  Furthermore, there is no assurance if the Company completes its Phase Ib/IIa clinical trial, that the results will be satisfactory or will enable the Company to successfully outlicense its compound.  If the Company is not successful in achieving its objectives, it might be necessary to liquidate the Company in late 2010.  The balance sheet at June 30, 2009 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary in the event of such liquidation.

Note 3 — Stock-based compensation

At June 30, 2009, the Company has the following stock-based compensation plans: the 1997 Equity Incentive Plan (the “Stock Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

The Company recorded stock-based compensation expense of $28 and $70 for the three months ended June 30, 2009 and 2008, respectively, and $56 and $229 for the six months ended June 30, 2009 and 2008, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average fair value of grants	$0.34	$0.96	$0.28	$0.97
Expected volatility	79%	65%	79%	63%
Risk-free interest rate	1.38%	2.53 % to 2.57%	1.31 % to 1.38%	2.53 % to 3.04%
Expected lives	5 years	3 years	5 years	3 years
Dividend rate	0%	0%	0%	0%

The following is a summary of option activity for the six months ended June 30, 2009:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2009	683,847	$24.10
Options granted	786,300	$0.44
Options exercised	-	$-
Options cancelled	(353,020)	$19.40
Outstanding at June 30, 2009	1,117,127	$8.93	$103

Exercisable at June 30, 2009	348,898	$27.17	$8

8.

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of June 2009 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

Restricted Stock Awards

The Committee had previously approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and the reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the six months ended June 30, 2009:

Per Share
Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2009	10,000	$6.15
Restricted stock granted	-	$-
Restricted stock vested	-	$-
Restricted stock forfeited	-	$-
Outstanding at June 30, 2009	10,000	$6.15

Performance-based non-vested restricted stock awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  The Company’s outstanding restricted stock award at June 30, 2009 was forfeited in the third quarter of 2009.  In 2008, the Company had reversed the previously recognized related stock-based compensation expense for this restricted stock award since the Company believed that the achievement of the performance milestones were not probable.

As of June 30, 2009, $220 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 4 — Loan and grant agreements with the State of Maryland

During the second quarter of 2009, the Company received a notice requiring repayment of all amounts potentially due under a loan and a grant agreement with the State of Maryland that total $710 at June 30, 2009.  The Company has recorded the amounts due under the loan and grant agreement within current portion of long-term debt and other accrued expenses.  The Company is in discussions with the State of Maryland concerning the terms of potential repayment of this amount.

Note 5 — Ocimum Biosolutions Inc. promissory note and related agreements

In connection with the sale of the Company’s Genomics business pursuant to a certain Asset Purchase Agreement with Ocimum Biosolutions Limited, as parent, and Ocimum Biosolutions Inc., a Delaware corporation (“Ocimum”), as Purchaser, which was completed on December 14, 2007, and previously reported, the Company had received as partial payment for the sales price, a $3,000 secured promissory note from Ocimum and Ocimum Biosolutions Limited, guaranteed by Coramandel Prestcrete Private Limited, a company incorporated in the Republic of India.  The promissory note, secured by a security agreement between Ocimum and the Company, was due and payable on June 15, 2009.

In June 2009, the Company entered into a superseding $3,000 secured promissory note (“Note”) with Ocimum and its affiliate, Ocimum Biosolutions India Limited, a company incorporated in the Republic of India, which is secured pursuant to a superseding security agreement (“Security Agreement”) with Ocimum and repayment of which is guaranteed by a guaranty agreement with Coramandel Infrastructure Private Limited, a company incorporated in the Republic of India, in favor of the Company.  The superseding agreements are effective as of June 15, 2009, and the original promissory note, security agreement and related guarantee agreement have been cancelled and terminated.

In connection with the sale of the Genomics business, the Company had assigned its related real estate lease, but had remained primarily liable through January 2011 in the event Ocimum failed to perform its obligations under the lease.  An escrow account served partially to secure Ocimum’s performance.  In July 2009, the landlord agreed to release the Company from liability under the lease.  The escrow agreement between Ocimum and the Company was terminated and $500 from the escrow amount was paid to the Company and applied to the outstanding principal of the Note.

9.

Under the Note, Ocimum was required to pay at least fifty percent (50%) of the unpaid principal to the Company on or before August 1, 2009.  To date, the Company has received payments of $1,500 (including the $500 discussed above), and the remaining balance is required to be paid on or before September 15, 2009.  The Note bears interest at the rate of 15% per annum and includes an adjustment to the unpaid principal of four percent (4%) on July 15, 2009, five percent (5%) on August 15, 2009 and eight percent (8%) on September 15, 2009.  The Security Agreement secures the Note with Ocimum collateral that includes, but is not limited to, the assets, properties and rights of Ocimum, its cash accounts and its receivables.

Note 6 — Lease abandonment

In the second quarter of 2009, the Company vacated substantially all of its Gaithersburg, Maryland facility and recorded a non-cash accelerated lease expense and write-down of leasehold improvements and other related assets of $749, which is included in Selling, General and Administrative expenses in the Company’s Consolidated Condensed Statements of Operations.

Note 7 — Subsequent events

In May 2009, the Company was notified by Nasdaq that it no longer met the requirement for continued listing on the Nasdaq Global Market, due to the fact that its stockholders’ equity fell below the minimum of $10,000.  In response, the Company applied for, and Nasdaq approved, a transfer of the Company’s listing from the Nasdaq Global Market to the Nasdaq Capital Market.  This transfer occurred on August 3, 2009.  The Company’s Common Stock is currently trading below the $1.00 per share price required by Nasdaq for continued listing.

The Company evaluated all events or transactions that occurred after June 30, 2009 and through August 14, 2009, the date these financial statements were issued for recognition and disclosure.

10.

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

Overview

Ore Pharmaceuticals Inc. is a pharmaceutical asset management company.  We acquire interests in pharmaceutical assets whose value, we believe, we can significantly enhance through targeted development, with the goal of then monetizing these assets through a sale or out-licensing.  In order to fund these activities, we intend to source third-party financing using alternative investment vehicles designed to align the investment profile of each program with the interests of its direct investors, as well as Ore shareholders.

We are establishing a business model under which Ore will earn program management advisory fees, as well as retain substantial economic interests in successful programs.  Our goal is to create an investment-driven, investor returns-focused organization with the appropriate corporate structure and skill sets to execute on our strategy.  To this end, we have assembled a management team with three key areas of expertise: clinical development, public- and private-market healthcare finance and pharmaceutical business development.

Initially, we will focus on developing and monetizing our current portfolio, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies.  Each of these compounds has been successfully tested for tolerability in human clinical trials.  We are evaluating our lead compound, ORE1001, as a potential treatment for Inflammatory Bowel Disease (IDB).  IDB is a severe gastrointestinal condition that is estimated to affect as many as one million patients in the United States alone.  We expect to initiate a Phase Ib/IIa clinical trial in patients with ulcerative colitis – one of the two main disorders comprising IBD – in the second half of 2009.

In May 2009, we were notified by Nasdaq that we no longer met the requirement for continued listing on the Nasdaq Global Market, due to the fact that our stockholders’ equity fell below the minimum of $10 million.  In response, we applied for, and Nasdaq approved, a transfer of our listing from the Nasdaq Global Market to the Nasdaq Capital Market effective August 3, 2009.

We have incurred net losses in each year since our inception, including losses of $22.5 million in 2008 and $34.7 million in 2007.  At June 30, 2009, we had an accumulated deficit of $378.5 million.  Our losses have resulted principally from costs incurred by our ongoing business, as well as businesses we have sold.  We expect to incur additional losses in the future.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue.  We had less than $0.1 million of revenue for the three months ended June 30, 2009 compared to $1.0 million for the three months ended June 30, 2008.  During the three months ended June 30, 2008, our revenue resulted primarily from a licensing agreement for certain technology unrelated to our pharmaceutical asset management business.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the further development of ORE1001, decreased to $0.6 million for the three months ended June 30, 2009 from $3.4 million for the same period in 2008.  The decrease is primarily a result of lower employee and facility-related costs due to our significant workforce reductions and lower third-party costs for the further development of our lead compound, ORE1001.  For 2009, we expect a significant decrease in research and development expenses over 2008, primarily as a result of workforce reductions.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of accounting, legal, human resources and other general corporate expenses, decreased to $2.0 million for the three months ended June 30, 2009 from $2.5 million for the same period in 2008 primarily as a result of lower employee costs due to our significant workforce reductions, partially offset by $0.7 million of facility-related lease abandonment costs (see Note 6).  For 2009, we expect a significant decrease in selling, general and administrative expenses over 2008, primarily as a result of workforce reductions.

11.

Net Interest Income. Net interest income decreased to $0.1 million for the three months ended June 30, 2009 from $0.2 million for the same period in 2008, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Six Months Ended June 30, 2009 and 2008

Revenue.  We had less than $0.1 million of revenue for the six months ended June 30, 2009 compared to $1.8 million for the six months ended June 30, 2008.  During the six months ended June 30, 2008, our revenue resulted primarily from a licensing agreement for certain technology unrelated to our pharmaceutical asset management business.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the further development of ORE1001, decreased to $1.6 million for the six months ended June 30, 2009 from $6.2 million for the same period in 2008.  The decrease is primarily a result of lower employee and facility-related costs due to our significant workforce reductions.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of  accounting, legal, human resources and other general corporate expenses, decreased to $4.3 million for the six months ended June 30, 2009 from $7.7 million for the same period in 2008 primarily as a result of lower employee costs due to our significant workforce reductions, reduced professional fees relating to strategic planning and the absence of $0.4 million of expense related to the purchase of shares from a former director that occurred in 2008, partially offset by $0.4 million in net facility-related lease abandonment costs in 2009.

Net Interest Income. Net interest income decreased to $0.2 million for the six months ended June 30, 2009 from $0.5 million for the same period in 2008, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance and sale of equity securities, payments from customers and sales of parts of our business and assets from time to time.  As of June 30, 2009, we had approximately $4.6 million in cash and cash equivalents, compared to $10.8 million as of December 31, 2008.

Net cash used in operating activities decreased to a negative $6.1 million for the six months ended June 30, 2009 from a negative $12.5 million for the same period in 2008, primarily due to our reduced net loss for the six months ended June 30, 2009.  Based on current expectations of cash usage and collection of outstanding notes, we presently anticipate that we will have sufficient cash to operate through late 2010, including the costs of initiating and completing the Phase Ib/IIa clinical trial for ORE1001, which is expected to begin in the second half 2009 and to be completed in the third quarter of 2010.  We currently expect our operating cash usage for the third quarter of 2009 to be lower than that of the second quarter. We also expect our operating cash usage for the fourth quarter of 2009 to be significantly lower than in the third quarter.

For the six months ended June 30, 2009, our investing activities were not significant.

In connection with the 2008 sale of DioGenix Inc. to Nerveda, Inc., the balance of the purchase price is due pursuant to a $0.8 million interest bearing promissory note, with receipt of two principal payments of $0.4 million plus interest due December 2009 and June 2010, subject to acceleration in certain events.

In 2008, we assigned our lease in Cambridge, Massachusetts, but remain liable under the lease in the event of the assignee’s default.  The lease expires in August 2013 and at June 30, 2009, the total remaining amounts due under the lease for the balance of the term is $4.7 million.

In connection with the 2007 sale of our Genomics business to Ocimum, the balance of the sales price is now due pursuant to a $3 million interest bearing promissory note of which 50% was due August 1, 2009, and the remaining balance in September 2009.  To date, we have received payments from Ocimum of $1.5 million under the note.

In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), less than $0.1 million of the sales price remains in escrow pending resolution between the parties.  We continue to guarantee two leases now held by Bridge.  The leases expire in February 2011 and December 2013 and at June 30, 2009, the total remaining amounts due under the leases for the balance of the terms is $0.9 million and $3.2 million, respectively.

Our financing activities for the six months ended June 30, 2008 consisted of the purchase of shares from a former director for $3.0 million.

In the second quarter of 2009, we received a notice requiring repayment of all amounts potentially due under a loan and a grant agreement with the State of Maryland that total $0.7 million.  We have recorded the amounts due under the loan and grant agreement within current portion of long-term debt and other accrued expenses.  We are in discussions with the State of Maryland concerning the terms of potential repayment of this amount.

12.

We believe that existing cash and cash equivalents, the anticipated receipt of approximately $2.3 million remaining principal relating to the promissory notes from Ocimum and Nerveda and our ongoing realignment and cash conservations efforts, will enable us to support our operations through late 2010, including the costs of initiating and completing the Phase Ib/IIa clinical trial for ORE1001, which is expected to be completed in the third quarter of 2010.  However, there can be no assurance that we will be successful in our continuing realignment and cash conservation efforts, the full collection of our outstanding notes receivable or, if necessary, attracting additional financing to allow us to complete the clinical trial.  Furthermore, there is no assurance if we complete our clinical trial, that the results will be satisfactory or will enable us to successfully out-license our compound.  If we are not successful in achieving our objectives, it might be necessary to liquidate the Company in late 2010.  We currently expect long-term support of our operations to come from possible future financings and payments from commercial arrangements from our pipeline of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on those factors discussed above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors” and in our subsequent filings with the SEC.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP").  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ending September 30, 2009 for the Company) and will not have an impact on our final position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company).  The adoption of SFAS 165 did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1" and "APB 28-1").  FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures, in interim reporting periods and in financial statements for annual reporting periods, regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  FSP FAS 107-1 and APB 28-1 also amend FASB APB Opinion No. 28, "Interim Financial Reporting," to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company).  While the adoption of FSP FAS 107-1 and APB 28-1 impacts our disclosures, it does not have an impact on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," which modify the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities.  FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ending June 30, 2009 for the Company).  The adoption of FSP SFAS 115-2 and SFAS 124-2 had no impact on our financial position or results of operations.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  We adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008.  We adopted SFAS No. 157 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on our financial position or results of operations.

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

13.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation was performed of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”).  These are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934, as amended (the "Exchange Act”), such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2009 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

The Board of Directors of the Company has determined that the Company's 2009 Annual Meeting of Stockholders (the "2009 Annual Meeting") is currently anticipated to be held on Tuesday, October 20, 2009 at 11:00 a.m. Eastern Daylight Time at the Company’s offices located at One Main Street, Cambridge, MA 02142.  The record date for determining the stockholders entitled to receive notice of, and to vote at, the 2009 Annual Meeting will be the close of business on September 4, 2009.

In order to be considered timely, a stockholder proposal submitted in accordance with Rule 14a-8 under the Exchange Act, for inclusion in our proxy materials for the 2009 Annual Meeting must have been received by our Corporate Secretary no later than August 20, 2009.

14.

Proposals shall be sent to our principal executive offices at 610 Professional Drive, Suite 101, Gaithersburg, Maryland 20879, Attention: Benjamin L. Palleiko, Corporate Secretary.

Stockholders also have the right under our Amended and Restated Bylaws (the "Bylaws") to directly nominate director candidates and make other stockholder proposals by following specified procedures.  For a stockholder proposal for the 2009 Annual Meeting that is not intended to be included in our proxy statement under Rule 14a-8 of the Exchange Act, including director nominations, the stockholder must (1) provide the information required by our Bylaws and (2) give timely notice to our Corporate Secretary at the address above in accordance with our Bylaws.  The notice must have been received by our Corporate Secretary not earlier than the close of business on the 120th day prior to the 2009 Annual Meeting, or June 22, 2009, and not later than the close of business on the 10th day following the day on which public announcement of the date of the 2009 Annual Meeting is first made, or August 24, 2009.

Item 6.                      Exhibits

3.2	Bylaws of Ore Pharmaceuticals Inc., as amended. (1)
10.6	Registrant’s 1997 Non-Employee Directors’ Stock Option Plan, as amended.
*10.55b	Amendment to Executive Severance Plan, effective April 30, 2009.
10.111	Secured Note dated as of June 15, 2009 from Ocimum Biosolutions, Inc. and Ocimum Biosolutions India Limited to Registrant. (2)
10.112	Security Agreement dated as of June 15, 2009 between Ocimum Biosolutions, Inc. and Registrant. (2)
10.113	Unconditional Guaranty Agreement dated as of June 15, 2009 from Coramandel Infrastructure Private Limited in favor of Registrant. (2)
*10.116	Consulting Agreement between Registrant and Michael J. Brennan, effective April 24, 2009.
10.117	Lease Agreement, dated June 9, 2009, between Registrant and RREEF America REIT II Corp. PPP.
31	Certifications pursuant to Rule 13a-14(a)/15d-14(a).
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* indicates management compensatory plan, contract or arrangement.
(1)	Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s amended Bylaws filed on May 28, 2009, and incorporated herein by reference.
(2)
Filed as an exhibit to Registrant’s Current Report on Form 8-K with respect to the Company’s restructured Ocimum Biosolutions Inc. promissory note and related agreements filed on June 29, 2009, and incorporated herein by reference.

15.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORE PHARMACEUTICALS INC.

Date:	August 14, 2009		By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

16.