Form 10-Q
period 2009-09-30
ORE PHARMACEUTICAL HOLDINGS INC.
filed 2009-11-13
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2009

OR

[   ]           Transition Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

ORE PHARMACEUTICAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1088078
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

610 Professional Drive, Suite 101
Gaithersburg, Maryland 20879
(Address of principal executive offices)
(240) 361-4400
(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): YES ☐ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value, was 5,473,519 as of October 31, 2009.

ORE PHARMACEUTICAL HOLDINGS INC.

Reorganization of Ore Pharmaceuticals Inc. into a Holding Company Structure

On October 20, 2009, the stockholders of Ore Pharmaceuticals Inc. (“Ore”) adopted the Agreement and Plan of Reorganization, dated August 14, 2009, by and among Ore, Ore Pharmaceutical Holdings Inc. (the “Registrant”) and Ore Pharmaceuticals Merger Sub Inc. (the “Agreement”).  The reorganization contemplated by the Agreement (the “Reorganization”) was consummated on October 20, 2009.  In accordance with the Agreement, as described in the Registrant’s Registration Statement on Form S-4, originally filed with the Securities and Exchange Commission on August 14, 2009, and as amended thereafter, Ore became a wholly owned subsidiary of the Registrant and each share of Common Stock of Ore was exchanged for one share of Common Stock of the Registrant.  The Common Stock of the Registrant is listed for trading on The NASDAQ Capital Market under the symbol “ORXE,” the same symbol under which Ore’s Common Stock traded before the Reorganization.  As a result of the Reorganization, the Common Stock of Ore has ceased to trade on The NASDAQ Capital Market.  As a result of the Reorganization, the Registrant is the successor issuer to Ore pursuant to Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to paragraph (a) of Rule 12g-3, the Registrant’s Common Stock is deemed registered under Section 12(g) of the Exchange Act and the Registrant has succeeded to Ore’s reporting obligations under Sections 13(a) and 15(d) of the Exchange Act.  References to Ore, the Registrant or the Company for the period prior to October 20, 2009 refer to Ore Pharmaceuticals Inc. and for the period following October 20, 2009 refer to Ore Pharmaceutical Holdings Inc.

Because the Reorganization occurred subsequent to the quarterly reporting period ended September 30, 2009, the Consolidated Condensed Financial Statements consist of the accounts of Ore Pharmaceuticals Inc. (see Note 7 of the consolidated condensed financial statements included in Part 1 of this report).

2.

PART I                                FINANCIAL INFORMATION

Item 1.              Financial Statements

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,957	$10,784
Marketable securities available-for-sale	68	-
Prepaid expenses	229	200
Notes receivable, net	790	3,252
Other current assets	37	70
Total current assets	8,081	14,306
Property and equipment, net	36	483
Other intangibles, net	694	573
Note receivable, net	-	338
Other assets	25	-
Total assets	$8,836	$15,700
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$758	$623
Accrued compensation and employee benefits	144	1,185
Other accrued expenses	1,434	1,267
Current portion of long-term debt	450	477
Total current liabilities	2,786	3,552
Deferred rent	24	-
Total liabilities	2,810	3,552
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; and no shares issued and
outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $.01 par value; 60,000,000 shares authorized; 5,473,519 and 5,483,519 shares
issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	55	55
Additional paid-in-capital	385,019	384,922
Accumulated other comprehensive income	68	-
Accumulated deficit	(379,116)	(372,829)
Total stockholders' equity	6,026	12,148
Total liabilities and stockholders' equity	$8,836	$15,700

See accompanying notes.

3.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Services revenue	$-	$200	$25	$1,950

Expenses:
Research and development	501	2,342	2,080	8,547
Selling, general and administrative	986	2,632	5,292	10,302
Total expenses	1,487	4,974	7,372	18,849
Loss from operations	(1,487)	(4,774)	(7,347)	(16,899)
Interest (income), net	(335)	(146)	(502)	(648)
(Income)/loss on equity investments	(558)	2,964	(558)	2,964
Gain on sale of DioGenix Inc.	-	(146)	-	(146)
Net loss	$(594)	$(7,446)	$(6,287)	$(19,069)

Basic and diluted net loss per share	$(0.11)	$(1.36)	$(1.15)	$(3.33)

Shares used in computing basic and diluted
net loss per share	5,474	5,477	5,474	5,719

See accompanying notes.

4.

ORE PHARMACEUTICALS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Loss from operations	$(6,287)	$(19,069)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	102	847
Non-cash stock-based compensation expense	97	130
Write-down of equity investment	-	2,964
Gain on sale of equity investment	(558)	-
Gain on sale of DioGenix Inc.	-	(146)
Other non-cash items	141	22
Changes in operating assets and liabilities:
Prepaids and other assets	(21)	2,437
Accounts payable	135	(244)
Accrued expenses	(850)	(1,688)
Deferred revenue	-	(1,500)
Net cash flows from operating activities	(7,241)	(16,247)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(171)
Proceeds from sale of property and equipment	70	-
Purchases of licenses and patent costs	(167)	(383)
Proceeds from sale of marketable securities available-for-sale	-	10,527
Purchase of marketable securities available-for-sale	-	(4,501)
Proceeds received from notes receivables	3,000	-
Proceeds from sale of equity investment	558	-
Net proceeds received from sale of Genomics Assets	-	412
Net proceeds received from sale of Preclinical Division	-	272
Net proceeds received from sale of DioGenix Inc.	-	500
Net cash flows from investing activities	3,441	6,656
Cash flows from financing activities:
Purchase of common stock	-	(2,991)
Repayments of an equipment loan	(27)	(38)
Net cash flows from financing activities	(27)	(3,029)
Net decrease in cash and cash equivalents	(3,827)	(12,620)
Cash and cash equivalents, beginning of period	10,784	26,323
Cash and cash equivalents, end of period	$6,957	$13,703
Supplemental disclosure:
Interest paid	$-	$4
Non-cash investing transactions:
Fair value of promissiory note received in connection with the sale of DioGenix Inc.	$-	$673

See accompanying notes.

5.

ORE PHARMACEUTICALS INC.

Notes to Consolidated Condensed Financial Statements
September 30, 2009
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceuticals Inc. (the “Company”) is a pharmaceutical asset management company.  The Company acquires interests in pharmaceutical assets whose value, it believes, it can significantly enhance through targeted development, with the goal of then monetizing these assets through sales or out-licensing transactions.  The Company currently is focusing on developing and monetizing its current portfolio, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies.  The four compounds in the Company’s development portfolio are: ORE1001, its lead compound, ORE10002, ORE5002 (tiapamil) and ORE5007 (romazarit).

On October 20, 2009, the Company completed a reorganization that was undertaken primarily in order to better protect the value of the Company’s approximately $324,000 in gross net operating and capital loss carryforwards that can be used to reduce the amount of income tax the Company could be required to pay on future earnings from its business.  As a result of this reorganization, the Company became a wholly owned subsidiary of a new company, Ore Pharmaceutical Holdings Inc., as of October 20, 2009 (see Note 7).

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  The consolidated condensed balance sheet as of September 30, 2009, consolidated condensed statements of operations for the three and nine months ended September 30, 2009 and 2008 and the consolidated condensed statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

In 2008, the Company sold its wholly owned subsidiary, DioGenix Inc., which was its molecular diagnostics business.  The results of operations for the Company’s molecular diagnostic business were not considered material and, therefore, have not been classified as a discontinued operation.  There was no revenue from the Company’s molecular diagnostics business.

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

6.

Fair Value Measurements

The Company adopted Accounting Standards Codification (“ASC”) Topic 820 (“ASC 820”), previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” for financial assets and liabilities on January 1, 2008.  The Company adopted ASC 820 for non-financial assets and liabilities on January 1, 2009.

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at September 30, 2009
	September 30,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$6,957	$6,957	$-	$-
Marketable securities available-for-sale	68	68	-	-
Total	$7,025	$7,025	$-	$-

Marketable securities available-for-sale includes an equity investment in a publicly-traded company and is carried at market value based on quoted market prices.  Unrealized gains and losses for this investment are reported as a separate component of stockholders’ equity until realized.

The amounts in the Company’s Consolidated Condensed Balance Sheets for notes receivable, accounts payable and long-term debt approximate fair value due to their short-term nature.

There were no required fair value measurements for non-financial assets and liabilities in the third quarter of 2009.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by ASC 220, previously referred to as SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income (loss) is the total net income (loss) plus all changes in equity during the period except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $526 and $7,446 for the three months ended September 30, 2009 and 2008, respectively, and $6,219 and $19,023 for the nine months ended September 30, 2009 and 2008, respectively.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement found under ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ended September 30, 2009 for the Company) and did not have an impact on the Company's final position or results of operations.

In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for the Company).  The adoption of ASC 855-10 did not have an impact on the Company's financial position or results of operations.

7.

In April 2009, the FASB issued an accounting pronouncement under ASC 825-10-50 extending the disclosure requirements for financial instruments, previously referred to as FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-50 requires disclosures in interim reporting periods and in financial statements for annual reporting periods regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  ASC 825-10-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for the Company).  While the adoption of ASC 825-10-50 impacts the Company's disclosures, it did not have an impact on the Company's financial position or results of operations.

In April 2009, the FASB issued an accounting pronouncement found under ASC 320-10-65, previously referred to as FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for the Company).  The adoption of ASC 320-10-65 had no impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with ASC 820, previously referred to as SFAS No. 157.  The Company adopted ASC 820 for financial assets and liabilities effective January 1, 2008 (see Note 1, Fair Value Measurements).  The Company adopted ASC 820 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued an accounting pronouncement found under ASC 805, previously referred to as SFAS No. 141 Revised, “Business Combinations”.  ASC 805 requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  ASC 805 also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  The Company adopted ASC 805 effective January 1, 2009 for business combinations occurring after the effective date.

In December 2007, the FASB ratified an accounting pronouncement found under ASC 808-10-15, previously referred to as Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Agreements”.  ASC 808-10-15 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  The Company adopted ASC 808-10-15 effective January 1, 2009 and the adoption had no impact on the Company’s financial position or results of operations.

Note 2 – Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At September 30, 2009, the Company had $7,025 in cash and cash equivalents and marketable securities available-for-sale.  The Company has realigned its corporate resources and as a result significantly reduced its workforce from 71 employees on December 31, 2007 to 6 employees as of September 30, 2009.  In addition, the Company assigned its original Cambridge, Massachusetts lease and leased new space in Cambridge, Massachusetts at a lower cost.  The Company believes that its existing cash and cash equivalents and marketable securities available-for-sale, continuing cash savings resulting from its ongoing cash conservation efforts and proceeds from the collection of its remaining outstanding note receivable, will be sufficient to allow the Company to operate into the first quarter of 2011, including the costs of initiating and completing the Phase Ib/IIa clinical trial for ORE1001, which is expected to be completed in the third quarter of 2010.  However, there can be no assurance that the Company will be successful in its continuing cash conservation efforts, the collection of its remaining outstanding note receivable or, if necessary, attracting additional financing.  Furthermore, there is no assurance if the Company completes its Phase Ib/IIa clinical trial of ORE1001 that the results will be satisfactory or will enable the Company to successfully out-license ORE1001.  If the Company is not successful in achieving its objectives, it might be necessary to discontinue operations and liquidate the Company in late 2010.  The balance sheet at September 30, 2009 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary in the event of such liquidation.

Note 3 — Stock-based compensation

At September 30, 2009, the Company has the following stock-based compensation plans: the 1997 Equity Incentive Plan (the “Stock Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) (see Note 7).

The Company recorded stock-based compensation expense (benefit) of $40 and ($99) for the three months ended September 30, 2009 and 2008, respectively, and $97 and $130 for the nine months ended September 30, 2009 and 2008, respectively.  During the three months ended September 30, 2008, the stock-based compensation benefit of ($99) was due to the reversal of previously recognized expense for restricted stock awards that were forfeited, or that the Company had determined were not probable to vest.

8.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (1)	2009	2008
Weighted average fair value of grants	$0.32	-	$0.26	$0.97
Expected volatility	69%	-	69% to 79%	61% to 65%
Risk-free interest rate	2.75%	-	1.31% to 2.75%	2.53% to 3.04%
Expected lives	5 years	-	5 years	3 years
Dividend rate	0%	-	0%	0%

(1) No stock option awards were granted during the three months ended September 30, 2008.

The following is a summary of option activity for the nine months ended September 30, 2009:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2009	683,847	$24.10
Options granted	1,036,100	$0.47
Options exercised	-	$-
Options cancelled	(394,008)	$18.24
Outstanding at September 30, 2009	1,325,939	$7.37	$201

Exercisable at September 30, 2009	350,348	$26.18	$23

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of September 2009 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

As of September 30, 2009, $270 of total unrecognized compensation cost related to stock option awards is expected to be recognized over a weighted-average period of 1.8 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Restricted Stock Awards

The Compensation Committee of the Board of Directors of the Company had previously approved grants for shares of restricted stock under the Stock Plan subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and the reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the nine months ended September 30, 2009:

Per Share
Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2009	10,000	$6.15
Restricted stock granted	-	$-
Restricted stock vested	-	$-
Restricted stock forfeited	(10,000)	$6.15
Outstanding at September 30, 2009	-	$-

Performance-based non-vested restricted stock awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.

9.

Note 4 — Loan and grant agreements with the State of Maryland

During the second quarter of 2009, the Company received a notice requiring repayment of all amounts potentially due under a loan and a grant agreement with the State of Maryland that total $715 at September 30, 2009.  The Company has recorded the amounts due under the loan and grant agreements within the current portion of long-term debt and other accrued expenses.  The Company is in discussions with the State of Maryland concerning the terms of potential repayment of these amounts.

Note 5 — Ocimum Biosolutions Inc. promissory note and related agreements

In connection with the sale of the Company’s Genomics business pursuant to a certain Asset Purchase Agreement with Ocimum Biosolutions Limited, as parent, and Ocimum Biosolutions Inc., a Delaware corporation (“Ocimum”), as Purchaser, which was completed on December 14, 2007, the Company had received as partial payment for the sales price, a $3,000 secured promissory note from Ocimum and Ocimum Biosolutions Limited, guaranteed by Coramandel Prestcrete Private Limited, a company incorporated in the Republic of India.  The promissory note, secured by a security agreement between Ocimum and the Company, was due and payable on June 15, 2009.

In June 2009, the Company entered into a superseding $3,000 secured promissory note (“Note”) with Ocimum and its affiliate, Ocimum Biosolutions India Limited, a company incorporated in the Republic of India, which was secured pursuant to a superseding security agreement (“Security Agreement”) with Ocimum and repayment of which was guaranteed by a guaranty agreement with Coramandel Infrastructure Private Limited, a company incorporated in the Republic of India, in favor of the Company.  The superseding agreements were effective as of June 15, 2009, and the original promissory note, security agreement and related guarantee agreement were cancelled and terminated.

In connection with the sale of the Genomics business, the Company had assigned its related real estate lease, but had remained primarily liable through January 2011 in the event Ocimum failed to perform its obligations under the lease.  An escrow account served partially to secure Ocimum’s performance.  In July 2009, the landlord agreed to release the Company from liability under the lease, and the escrow agreement between Ocimum and the Company was terminated.

During the third quarter of 2009, the Company collected the outstanding principal of the Note plus additional amounts relating to principal adjustments and interest.

Note 6 — Lease abandonment

In the second quarter of 2009, the Company vacated substantially all of its Gaithersburg, Maryland facility and recorded a non-cash accelerated lease expense and write-down of leasehold improvements and other related assets of $749, which is included in Selling, General and Administrative expenses in the Company’s Consolidated Condensed Statements of Operations for the nine months ended September 30, 2009.

Note 7 — Subsequent events

On October 20, 2009, the Company’s stockholders approved, and the Company completed, a reorganization of the Company that was undertaken primarily in order to better protect the value of the Company’s approximately $324,000 in gross net operating and capital loss carryforwards (collectively, the “NOLs”) that can be used to reduce the amount of income tax the Company could be required to pay on future earnings from its business.  As a result of this reorganization, Ore Pharmaceuticals Inc. became a wholly owned subsidiary of a new company, Ore Pharmaceutical Holdings Inc. (“Ore Holdings”).  All the outstanding shares of Ore Pharmaceuticals Inc. were converted into shares of Ore Holdings and Ore Holdings then became the publicly traded, NASDAQ listed company.  In addition, on October 20, 2009, the Company’s stockholders approved the adoption of a new stock-based compensation plan, which replaced the Company’s Stock Plan and Directors’ Plan.

The Company evaluated all events or transactions that occurred after September 30, 2009 and through November 13, 2009, the date these financial statements were filed with the SEC.

10.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceutical Holdings Inc. (“Ore Holdings”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Holdings and its subsidiaries operate and the beliefs and assumptions of the management of Ore Holdings. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors” and in our subsequent filings with the United States Securities and Exchange Commission (“SEC”). Ore Holdings undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Ore,” “Ore Pharmaceuticals,” “Ore Holdings,” “DioGenix,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceutical Holdings Inc., its wholly owned subsidiary, Ore Pharmaceuticals Inc., and its formerly wholly owned subsidiary, DioGenix Inc.

Overview

Ore Pharmaceutical Holdings Inc. is a pharmaceutical asset management company.  We acquire interests in pharmaceutical assets whose value, we believe, we can significantly enhance through targeted development, with the goal of then monetizing these assets through sales or out-licensing transactions.  In order to fund these activities, we intend to source third-party financing using alternative investment vehicles designed to align the investment profile of each program with the interests of its direct investors, as well as our stockholders.  We anticipate that designing, raising and investing these alternative vehicles will be a regular part of our ongoing activities as a company.  We believe this model of drug development offers enhanced capital efficiency, shorter development timelines and better alignment of the risks and rewards of drug development for different groups of investors compared to traditional methods.

We are establishing a business model under which we anticipate that Ore will earn program management advisory fees for acquiring, developing through proof of concept and then monetizing pharmaceutical assets, as well as retain substantial economic interests in successful programs.  Our goal is to create an investment-driven, investor returns-focused organization with the appropriate corporate structure and skill sets to execute on our strategy.  To this end, we have assembled a management team with three key areas of expertise required to implement this model: clinical development, public- and private-market healthcare finance and pharmaceutical business development.

Following our reorganization described below, we will focus on developing and monetizing our current portfolio, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies.  Each of these compounds has been observed to be well-tolerated in human clinical trials to date.  We are evaluating our lead compound, ORE1001, as a potential treatment for Inflammatory Bowel Disease (IBD).  IBD is a severe gastrointestinal condition that is estimated to affect as many as one million people in the United States alone.  We expect to initiate a Phase Ib/IIa clinical trial in patients with ulcerative colitis – one of the two main disorders comprising IBD – in the fourth quarter of 2009.

In September 2009, we received notice from The NASDAQ Stock Market that our stock would be subject to delisting if we did not regain compliance by having a closing bid price equal to or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  While we will attempt to regain compliance, there can be no assurance that the bid price of our stock will close at or above $1.00 per share for the required time during the grace period or that on March 15, 2010, we will meet all applicable standards for initial listing (except the bid price requirement) on The NASDAQ Capital Market in order to be eligible for an additional 180 calendar day compliance period.

On October 20, 2009, we completed a reorganization of the Company that was undertaken primarily in order to better protect the value of our approximately $324 million in gross net operating and capital loss carryforwards (collectively, the “NOLs”) that can be used to reduce the amount of income tax we could be required to pay on future earnings from our business.  As a result of this reorganization, Ore Pharmaceuticals Inc. became a wholly owned subsidiary of a new company, Ore Pharmaceutical Holdings Inc. (“Ore Holdings”).  All the outstanding shares of Ore Pharmaceuticals Inc. were converted into shares of Ore Holdings and Ore Holdings then became the publicly traded, NASDAQ listed company that we now refer to as “Ore”.

We have incurred net losses in each year since our inception, including losses of $22.5 million in 2008 and $34.7 million in 2007.  At September 30, 2009, we had an accumulated deficit of $379.1 million.  Our losses have resulted principally from costs incurred by our ongoing business, as well as businesses we have sold.  We expect to incur additional losses in the future.

11.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenue.  We had no revenue for the three months ended September 30, 2009 compared to $0.2 million for the three months ended September 30, 2008.  During the three months ended September 30, 2008, our revenue resulted primarily from the achievement of a milestone unrelated to our pharmaceutical asset management business.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the clinical development of ORE1001, decreased to $0.5 million for the three months ended September 30, 2009 from $2.3 million for the same period in 2008.  The decrease is primarily a result of lower employee and facility-related costs due to our significant workforce reductions.  For the remainder of 2009, we expect the significant decrease in research and development expenses over 2008 to continue, primarily as a result of workforce reductions.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of accounting, legal, human resources and other general corporate expenses, decreased to $1.0 million for the three months ended September 30, 2009 from $2.6 million for the same period in 2008 primarily as a result of lower employee costs due to our significant workforce reductions and reduced professional fees relating to strategic planning.  For the remainder of 2009, we expect the significant decrease in selling, general and administrative expenses over 2008 to continue, primarily as a result of workforce reductions and reduced professional fees relating to strategic planning.

Net Interest Income. Net interest income increased to $0.3 million for the three months ended September 30, 2009 from $0.1 million for the same period in 2008, due to principal adjustments, which were recorded as interest income, and interest related to the superseding secured promissory note from Ocimum Biosolutions Inc. (“Ocimum”), partially offset by the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments.

(Income)/Loss on Equity Investments. During the three months ended September 30, 2009, we recorded other income of $0.6 million related to the sale of a portion of our investment in Neuralstem, Inc. (“Neuralstem”).  During the three months ended September 30, 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed Molecular Inc. (“Xceed”, formerly MetriGenix Corporation), due to an other-than-temporary decline in its estimated fair value.

Nine Months Ended September 30, 2009 and 2008

Revenue.  We had less than $0.1 million of revenue for the nine months ended September 30, 2009 compared to $2.0 million for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, our revenue resulted primarily from a licensing agreement for certain technology unrelated to our pharmaceutical asset management business.

Research and Development Expense. Research and development expenses decreased to $2.1 million for the nine months ended September 30, 2009 from $8.5 million for the same period in 2008.  The decrease is primarily a result of lower employee and facility-related costs due to our significant workforce reductions.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased to $5.3 million for the nine months ended September 30, 2009 from $10.3 million for the same period in 2008 primarily as a result of lower employee costs due to our significant workforce reductions, reduced professional fees relating to strategic planning and the absence of $0.4 million of expense related to the purchase of shares from a former director that occurred in 2008, partially offset by $0.3 million in net facility-related lease abandonment costs in 2009.

Net Interest Income. Net interest income decreased to $0.5 million for the nine months ended September 30, 2009 from $0.6 million for the same period in 2008, due to the decline in the balance of our cash and cash equivalents and marketable securities available-for-sale and a decrease in our rates of return on investments, partially offset by principal adjustments, which were recorded as interest income, and interest related to the superseding secured promissory note from Ocimum.

(Income)/Loss on Equity Investments. During the nine months ended September 30, 2009, we recorded other income of $0.6 million related to the sale of a portion of our investment in Neuralstem.  During the nine months ended September 30, 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed, due to an other-than-temporary decline in its estimated fair value.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance and sale of equity securities, payments from customers and sales of parts of our business and assets from time to time.  As of September 30, 2009, we had approximately $7.0 million in cash and cash equivalents and marketable securities available-for-sale, compared to $10.8 million as of December 31, 2008.

12.

Net cash used in operating activities decreased to a negative $7.2 million for the nine months ended September 30, 2009 from a negative $16.2 million for the same period in 2008, primarily due to our reduced net loss for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, our investing activities consisted primarily of the collection of the $3 million interest bearing promissory note in connection with the 2007 sale of our Genomics business to Ocimum and $0.6 million in proceeds from the sale of an equity investment.

In connection with the 2008 sale of DioGenix Inc. to Nerveda, Inc. (“Nerveda”), the balance of the purchase price is due pursuant to a $0.8 million interest bearing promissory note, with receipt of two principal payments of $0.4 million plus interest due December 2009 and June 2010, subject to acceleration in certain events.

In 2008, we assigned our lease in Cambridge, Massachusetts, but remain liable under the lease in the event of the assignee’s default.  The lease expires in August 2013 and at September 30, 2009, the total remaining amounts due under the lease for the balance of the term is $4.5 million.

In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), less than $0.1 million of the sales price remains in escrow pending resolution between the parties.  We continue to guarantee two leases now held by Bridge.  The leases expire in February 2011 and December 2013 and at September 30, 2009, the total remaining amounts due under the leases for the balance of the terms is $0.8 million and $3.0 million, respectively.

Our financing activities for the nine months ended September 30, 2008 primarily consisted of the purchase of shares from a former director for $3.0 million.

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

We believe that existing cash and cash equivalents and marketable securities available-for-sale, the anticipated receipt of $0.8 million relating to the promissory note from Nerveda and our ongoing cash conservation efforts, will enable us to support our operations into the first quarter of 2011, including the costs of initiating and completing the Phase Ib/IIa clinical trial for ORE1001, which is expected to be completed in the third quarter of 2010.  However, there can be no assurance that we will be successful in our continuing cash conservation efforts, the full collection of our outstanding note receivable or, if necessary, attracting additional financing.  Furthermore, there is no assurance if we complete our clinical trial, that the results will be satisfactory or will enable us to successfully out-license ORE1001.  If we are not successful in achieving our objectives, it might be necessary to discontinue our operations and liquidate the Company in late 2010.  We currently expect long-term support of our operations to come from possible future financings and payments from commercial arrangements from our portfolio of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on those factors discussed above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under the section entitled “Risk Factors” and in our subsequent filings with the SEC.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement found under Accounting Standards Codification (“ASC”) 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (our quarter ended September 30, 2009) and did not have an impact on the our final position or results of operations.

In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (our quarter ended June 30, 2009).  The adoption of ASC 855-10 did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued an accounting pronouncement found under ASC 825-10-50 extending the disclosure requirements for financial instruments, previously referred to as FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-50 requires disclosures in interim reporting periods and in financial statements for annual reporting periods regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  ASC 825-10-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009 (our quarter ended June 30, 2009).  While the adoption of ASC 825-10-50 impacts our disclosures, it did not have an impact on our financial position or results of operations.

13.

In April 2009, the FASB issued and accounting pronouncement found under ASC 320-10-65, previously referred to as FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009 (our quarter ended June 30, 2009).  The adoption of ASC 320-10-65 had no impact on our financial position or results of operations.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with ASC 820, previously referred to as SFAS No. 157.  We adopted ASC 820 for financial assets and liabilities effective January 1, 2008 (see Note 1, Fair Value Measurements).  We adopted ASC 820 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on our financial position or results of operations.

In December 2007, the FASB issued an accounting pronouncement found under ASC 805, previously referred to as SFAS No. 141 Revised, “Business Combinations”.  ASC 805 requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  ASC 805 also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  We adopted ASC 805 effective January 1, 2009 for business combinations occurring after the effective date.

In December 2007, the FASB ratified accounting pronouncement found under ASC 808-10-15, previously referred to as Emerging Issues Task Force No. 07-1, “Accounting for Collaborative Agreements.”  ASC 808-10-15 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined therein.  We adopted ASC 808-10-15 effective January 1, 2009 and the adoption had no impact on our financial position or results of operations.

Item 4T.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the principal executive and principal financial officers, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2009 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

14.

PART II                                OTHER INFORMATION

Item 1.              Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Submission of Matters to a Vote of Security Holders

None.

Item 5.              Other Information

On October 20, 2009, at the annual meeting of stockholders (“Annual Meeting”), the stockholders approved the 2009 Omnibus Equity Incentive Plan (“2009 Plan”), under which 2,224,092 shares of Common Stock have been reserved for issuance, including 700,000 shares newly authorized at the Annual Meeting and 1,524,092 shares related to the 1997 Equity Incentive Plan and 1997 Non-Employee Directors’ Plan (the “Prior Plans”).  The 2009 Plan replaces the Prior Plans, which were terminated upon the stockholders approval of the 2009 Plan.

Item 6.              Exhibits

3.1	Certificate of Incorporation of Ore Pharmaceutical Holdings Inc.
3.2	Bylaws of Ore Pharmaceutical Holdings Inc. (1)
*10.92c	2009 Performance Year Incentive Compensation Plan.
*10.114	Letter Agreement, dated July 15, 2009, from Ore Pharmaceuticals Inc. to Benjamin L. Palleiko. (2)
10.115	Release of Further Performance Under Lease, effective July 31, 2009, between 50 West Watkins Mill Road, LLC and Ore Pharmaceuticals Inc. (3)
*10.118	Consulting Agreement between Ore Pharmaceuticals Inc. and Mark D. Gessler, effective July 23, 2009.
31	Certifications pursuant to Rule 13a-14(a)/15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* indicates management compensatory plan, contract or arrangement.
(1)	Filed as Appendix C to the Registrant’s Registration Statement on Form S-4/A, filed on September 2, 2009 (Registration No. 333-161363), and incorporated herein by reference.
(2)	Filed as Exhibit 10.114 to Ore Pharmaceuticals Inc.’s Current Report on Form 8-K, filed on July 21, 2009 (File No. 0-23317), and incorporated herein by reference.
(3)	Filed as Exhibit 10.115 to Ore Pharmaceuticals Inc.’s Current Report on Form 8-K, filed on August 6, 2009 (File No. 0-23317), and incorporated herein by reference.

15.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORE PHARMACEUTICAL HOLDINGS INC.

Date: November 13, 2009	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

16.