Form 10-K
period 2009-12-31
ORE PHARMACEUTICAL HOLDINGS INC.
filed 2010-03-31
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 0-23317

ORE PHARMACEUTICAL HOLDINGS INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-1088078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Main Street, Suite 300
Cambridge, MA 02142
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (617) 649-2001
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the Common Stock was last sold as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,072,000.

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, was 5,473,519 as of March 15, 2010.

Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2009.

SIGNATURES

Report of Independent Registered Accounting Firm—Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the two years ended December 31, 2009
Consolidated Statements of Stockholders’ Equity for the two years ended December 31, 2009
Consolidated Statements of Cash Flows for the two years ended December 31, 2009
Notes to Consolidated Financial Statements

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

PART I

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceutical Holdings Inc. (“Ore Holdings”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Holdings operates and its business and the beliefs and assumptions of the management of Ore Holdings. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in this Form 10-K under the section entitled “Risk Factors.” Ore Holdings undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-K to “Ore Holdings,” “Ore,” “Ore Pharmaceutical Holdings Inc.,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceutical Holdings Inc. Gene Logic® is a registered trademark of Ocimum Biosolutions, Inc.

ITEM 1.	BUSINESS

Corporate History

We were incorporated in September 1994 as a Delaware corporation and completed our initial public offering in 1997. Formerly named Gene Logic Inc., we changed our name to Ore Pharmaceuticals Inc. in December 2007. Until 2006, our core business was licensing our proprietary genomics databases and software and providing related services. In 2006, following a strategic reevaluation of our business we embarked on a series of actions. In December 2006, we sold our preclinical testing services subsidiary (sometimes referred to as our Preclinical Division) to Bridge Pharmaceuticals, Inc. In December 2007, we sold the assets of our Genomics Division (the “Genomics Assets”) and the related name “Gene Logic” to Ocimum Biosolutions, Inc. (“Ocimum”). We retained certain technology and the right to use our genomics databases for the purposes of drug development and molecular diagnostics. In 2008, we focused our efforts on our drug repositioning and development business, which was based on certain drug indication-seeking technologies that we had previously acquired from Millennium Pharmaceuticals, Inc. (“Millennium”) and on the proprietary genomics databases and software we had developed. As part of this decision, in September 2008, we sold our molecular diagnostics subsidiary, DioGenix Inc., to Nerveda, Inc. (“Nerveda”). Through our drug repositioning efforts, we identified potential new therapeutic uses for specific compounds. In late 2008, we discontinued further drug repositioning efforts to focus on developing certain of these compounds for the new uses.

On October 20, 2009, we completed a reorganization that was undertaken primarily in order to better protect the value of our approximately $329 million in gross net operating and capital loss carryforwards that can be used to reduce the amount of income tax we could be required to pay on future earnings from our business. As a result of this reorganization, Ore Pharmaceuticals Inc. became a wholly owned subsidiary of a new company, Ore Pharmaceutical Holdings Inc. All the outstanding shares of Ore Pharmaceuticals Inc. were converted into shares of Ore Holdings and Ore Holdings then became the publicly traded company that we now refer to as “Ore.”

In September 2009, we received notice from The NASDAQ Stock Market (“Nasdaq”) that our stock would be subject to delisting if we did not regain compliance by having a closing bid price equal or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  On March 16, 2010, we were further notified by Nasdaq that we had not regained compliance and that trading in our stock would be suspended on March 25, 2010 in the event we did not submit an appeal to Nasdaq.  We determined not to submit an appeal and, as a result, trading in our stock on The Nasdaq Capital Market was suspended on March 25, 2010, and will be delisted thereafter.  We are currently undertaking efforts to have our stock publicly traded on the OTC Bulletin Board or in the “Pink Sheets”, although there is no assurance we will be able to accomplish that goal.

Our Business

Following our reorganization described above, we are focused on developing and monetizing our current portfolio of pharmaceutical assets, which includes four compounds in-licensed from major pharmaceutical companies.  Our intention at the time of the reorganization was to explore and, if feasible, implement a strategy by which we would finance development of our portfolio through establishing alternative investment and program development vehicles, with Ore receiving program management fees from, and equity interests in, these vehicles.  To date we have not formed any of these vehicles and we are uncertain that we will be successful in implementing this strategy and business model in the future, in which case we may determine to take other actions designed to preserve, increase and realize the value of these assets.

Each of our compounds has been observed to be well-tolerated in human clinical trials to date.  We are evaluating our lead compound, ORE1001, as a potential treatment for Inflammatory Bowel Disease (“IBD”).  IBD is a severe gastrointestinal condition that is estimated to affect as many as one million people in the United States alone.  We initiated a Phase Ib/IIa clinical trial in patients with ulcerative colitis – one of the two main disorders comprising IBD – in the fourth quarter of 2009.  Completion of this trial along with subsequent licensing will be subject to our ability to obtain sufficient financing.

Our Portfolio of Drug Candidates

We currently have four drug candidates for which we have obtained rights, including development rights, for new uses we discovered.  All of these drug candidates have undergone extensive preclinical safety testing and have completed early-stage human clinical trials.  Using our drug repositioning technology, we found potential alternate uses for these drug candidates that our drug repositioning partners had not previously investigated.  Since these drug candidates have already been in early stage clinical testing, we believe we can quickly move these drug candidates back into clinical development, enabling us to efficiently determine their potential for their newly discovered indications.

Our right to develop each of our current drug candidates resulted from commercial arrangements with third parties (see “Contractual Arrangements” below).  Under these arrangements, we are obligated to pay to such third parties certain success-based milestones during clinical development, as well as royalties on future commercial sales.

ORE1001

Our lead drug candidate and the primary focus of our scientific efforts is ORE1001, which we are developing for the treatment of IBD.  In December 2008 we completed a multiple ascending dose Phase I clinical trial in the United States that demonstrated an acceptable safety profile for continued development.  We initiated a Phase Ib/IIa clinical trial of ORE1001 for ulcerative colitis in the fourth quarter of 2009, though completion of this trial will be dependent upon our ability to obtain financing.

Background on ORE1001

In 2006, we acquired the rights to develop ORE1001 from Millennium.  Through extensive analysis, we have identified potential new therapeutic uses for this drug candidate to treat IBD and other gastrointestinal diseases and conditions.

ORE1001 is a potent inhibitor of the ACE2 enzyme, whose substrates include several bioactive peptides.  We have broadly analyzed ORE1001’s action, as well as its disease-specific expression in human tissue samples.  Our animal models indicate that ORE1001 reduces signs of injury and inflammation in experimental colitis, gastritis and gastric ulcer.  In a particular model, our drug candidate reduced the severity of histological lesions and was observed to target colon tissue.  In another model, ORE1001 reduced gastric damage scores induced by non-steroidal anti-inflammatory drugs.

In 2002, ORE1001 was tested by Millennium in a single ascending dose Phase I clinical study in the United Kingdom.  Results of that clinical trial indicated that the drug candidate was well-tolerated up to the highest dose tested. In June 2008, we filed an investigational new drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) for ORE1001 (see “Drug Development” below).  Following clearance of the IND and to confirm ORE1001’s safety profile in humans, we commenced clinical testing of ORE1001 in September 2008 in a multiple ascending dose Phase I clinical trial.  This study was a blinded, placebo-controlled study in 32 healthy volunteers that studied the effects on subjects of multiple ascending doses.  The drug candidate was orally administered for 14 days.  Results of that trial showed that the drug candidate appeared to be well tolerated by humans, with no serious adverse events observed.

Therapeutic Opportunity – Inflammatory Bowel Disease

IBD consists of two categories of disease: ulcerative colitis (“UC”) and Crohn’s disease (“CD”).  These are conditions that are characterized by intermittent, relapsing intestinal inflammation.  UC tends to occur in the terminal portions of the digestive tract, and CD can occur anywhere in the digestive tract.  Most patients diagnosed with IBD are believed to have UC or CD and the remaining 15% have “indeterminate colitis” with symptoms that fall between CD and UC.   The clinical trial for ORE1001 that we initiated in the fourth quarter of 2009 is focused on treatment of UC; however, animal model results suggest that ORE1001 may also be useful in the treatment of CD.

UC is characterized by diffuse inflammation affecting the mucosal and submucosal layers of the colon that typically is most intense in the rectum and can extend into the colon.  In about one-third of UC patients, the entire large bowel is affected.  The inflammation can result in ulcerations that can lead to complications such as bloody diarrhea.  Current therapies do not appear to cure the disease or prevent future recurrences.  Chronic inflammation increases the risk of colon cancer, making surveillance for dysplasia (a form of pre-cancer) necessary even if the actual inflammatory disease remains in remission.

CD is more varied in its inflammatory process and clinical manifestations.  Typically, inflammation affects all layers (referred to as transmural inflammation), in contrast to the superficial inflammation found in UC.  Unlike UC, where the inflammatory process is typically diffuse and continuous in extent, CD inflammation may be patchy and segmental.  Symptoms can reflect the inflammation itself or the scarring that can result (fibrostenotic disease).  Often the gastrointestinal tract becomes obstructed at the affected site.  In many patients, the transmural inflammation can result in pathologic connections between the intestine and a variety of structures, including other parts of the gastrointestinal tract, the bladder and the skin (most commonly in the perineal or perianal region).  While CD can result in a wide range of symptoms, patients can experience a combination of abdominal pain, diarrhea and weight loss.  In pediatric patients, lack of growth is a particularly common manifestation.  In addition to symptoms related directly to gastrointestinal tract function, a significant minority of patients with either UC or CD also experience manifestations outside the intestinal tract due to associated inflammation affecting the skin, eyes, joints, liver and bile ducts.  Although specific episodes or complications of CD can respond to available drugs or surgical intervention, none are curative, and the disease is life-long.

It is estimated that up to one million people in the United States are affected by IBD and there are as many as four million sufferers worldwide.  With typical onset in childhood or early adulthood, these disorders cause many decades of pain and suffering and result in significant lost productivity, in addition to the direct costs of medical and surgical care.

Limitations of Current IBD Treatments

Existing therapies present significant concerns in efficacy, safety and dosing.  Although a variety of medications are available that can control inflammation and relieve the resulting symptoms, none provide fully effective treatment, and almost all are associated with the risk of serious side effects.  Surgical intervention plays a key role in the management of some patients.  However, even with surgery, recurrence of IBD over time is likely.  There is a significant unmet medical need for therapies to offer long-term therapeutic relief of the serious symptoms exhibited by patients with IBD with less adverse side effects than current medications.

Potential Therapeutic Opportunity – Radiation Enteritis

In addition to IBD, we are also investigating use of ORE1001 for the treatment of radiation enteritis (also known as radiation enteropathy), an adverse side-effect of radiation therapy for cancer where the mucosal lining of the intestine is damaged by cytotoxic radiation.  An early preclinical study testing ORE1001 in a radiation enteritis animal model showed positive results.  In October 2009, we entered into a research material transfer agreement with the Armed Forces Radiobiology Research Institute (AFRRI) where ORE1001 will, without cost to us, be evaluated for potential utility in countering the adverse effects of radiation.

Commercialization Opportunities

As we proceed with our early-stage clinical testing, we are actively seeking to enter into an arrangement with one or more third parties that would conduct or finance later-stage clinical development and commercialization of ORE1001.

ORE10002

In 2009, we acquired development and commercialization rights for ORE10002 from H. Lundbeck A/S (“Lundbeck”).  Lundbeck had previously conducted phase II clinical trials of ORE10002 and was developing the compound in the area of depression.  Lundbeck ceased development of ORE10002 for reasons other than safety.

We have discovered that ORE10002 has potent anti-inflammatory activities that we believe may make the compound attractive in several inflammation-based conditions.   Lundbeck has an extensive package of preclinical and clinical development data related to ORE10002.  We are currently evaluating ORE10002 in animal models of inflammatory disease.

Tiapamil

In 2008, we acquired development and commercialization rights for tiapamil from F. Hoffman La Roche Ltd. (“Roche”).  We have discovered that tiapamil activates a major regulatory protein in the brain, an activity for which this drug candidate and its class of L-type calcium channel antagonists had not been previously developed.  We have thus identified potentially novel therapeutic uses for tiapamil in certain central nervous system diseases, particularly focused on cognition and memory.

Development of tiapamil was discontinued by Roche in 1986 for reasons other than safety after completing Phase II trials in hypertension, dysrhythmia and angina pectoris.  Based on the results of our early preclinical studies, we intend to develop tiapamil for the most appropriate of several potential indications.  Additional preclinical work will likely be necessary to assist in this determination prior to filing an IND with the FDA.  We have not yet determined when or whether we will make such a filing.

The composition of matter patents (see “Intellectual Property Rights” below) for tiapamil that were filed by Roche have expired; however, we have filed provisional method-of-use patent applications for tiapamil based on our preclinical discoveries.  Because tiapamil has never been made available commercially, we expect that any issued patents resulting from our patent applications would adequately protect a developer in the marketplace from generic competition for the remainder of such patents’ lives.

Romazarit

In 2008, we also acquired development and commercialization rights from Roche for the clinical-stage drug candidate romazarit. We have identified potentially novel therapeutic uses for romazarit in metabolic diseases and subsequently observed lowered lipid levels, weight and glucose levels in preclinical testing, which could allow this drug candidate to be developed for the treatment of metabolic indications such as obesity.

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

The composition of matter patents for romazarit have also expired; however, we have filed provisional method-of-use patent applications for romazarit based on the results of our preclinical analysis.  Because romazarit has never been made available commercially, we expect that any issued patents resulting from our patent applications would adequately protect a developer in the marketplace from generic competition for the remainder of such patents’ lives.

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

•
Investigational New Drug ("IND") Application.  After completing preclinical testing, an IND application is filed with the FDA for permission to test the compound in humans.  The IND application includes the results of any animal studies and any other relevant safety and efficacy data.

•
Clinical Trials.  These trials consist of a series of increasingly complex and costly studies (Phase I, II and III) designed to show the effect of drug candidates administered to human subjects that ultimately can involve up to several thousand patients over a multi-year period.

°
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

°
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

°
Phase III Trials.  Consists of clinical trials involving substantially larger groups of subjects and longer testing after initial evidence of effectiveness of the drug has been obtained in Phase II trials.  These trials also gather additional information about effectiveness and safety needed to evaluate the overall benefit-risk relationship of the drug.  Phase III studies usually include several hundred to several thousand people and may be conducted over multiple years.  As Phase III trials are the most expensive of the clinical trials, with costs frequently in excess of $50 million and in some cases more than $100 million, smaller companies often attempt to out-license their drug candidates prior to Phase III trials.

•
New Drug Application ("NDA") and Approval.  Following successful completion of clinical trials, the developers are required to file NDA applications with the FDA for its approval to allow commercial manufacture, marketing and sale of the drug (referred to as commercializing the drug).  This process can also be both extensive and burdensome and the FDA can request additional testing.

Business Development

Our business development activities primarily have consisted of identifying compounds that we consider attractive for in-licensing, as well as interacting with third parties potentially interested in licensing or acquiring our drug candidates. Additional efforts are directed at out-licensing non-core assets such as portions of our intellectual property portfolio or preclinical stage compounds.

Research & Development

Research and development expenses for the years ended 2009 and 2008 were $2.5 million and $9.7 million, respectively.  In 2009 and 2008, our research and development expenses primarily related to the development of ORE1001.

Contractual Arrangements

We obtained rights to ORE1001 from Millennium, to ORE10002 from Lundbeck and to romazarit and tiapamil from Roche.

Under the terms of a Compound Transfer and Development Agreement with Millennium dated July 26, 2006, we obtained broad rights to develop and/or out-license ORE1001 in any disease indication, except for oncology diseases.  Under the agreement, we, or any successor that ultimately develops ORE1001, would be obligated to make certain milestone payments to Millennium based on the achievement of the following milestones:

•	upon completion of Phase IIa clinical trials;
•	upon initiation of Phase III clinical trials; and
•	upon first obtaining regulatory approval to market the drug.

In addition, the developer of ORE1001 will be obligated to make royalty payments to Millennium equal to a percentage of net commercial sales of approved products containing ORE1001.  The term of this agreement extends to the life of any of our valid patents for ORE1001.

Under the terms of a Transfer and Development Agreement with Lundbeck dated June 26, 2009, we obtained rights to develop and/or out-license ORE10002 in any disease indication, other than central nervous system diseases and indications.  Under the agreement, we, or any successor that ultimately develops ORE10002, would be obligated to make certain milestone payments to Lundbeck based on achievement of the following milestones:

•	upon establishing efficacy in a Phase II clinical trial;
•	upon commencement of a Phase III clinical trial;
•	upon obtaining U.S. marketing approval; and
•	upon obtaining European marketing approval.

In addition, the developer of ORE10002 will be required to make royalty payments to Lundbeck equal to a percentage of worldwide net sales of an approved product containing ORE10002.  The term of this agreement extends to the later of, (i) ten years from the effective date of the agreement; (ii) the last to expire claim in the patents that cover ORE10002; or (iii) the end of the royalty term.

Under the terms of the Drug Indication Evaluation and Development Agreement with Roche dated December 5, 2005, and amended on June 13, 2008, we obtained rights to develop and/or out-license romazarit and tiapamil.  Under the agreement, we, or any successor that ultimately develops either tiapamil or romazarit, would be obligated to make certain milestone payments to Roche based on the achievement of the following milestones:

•	upon filing or reactivation of an IND;
•	upon preliminary efficacy established in a Phase II clinical trial;
•	upon initiation of Phase III clinical trials; and
•	upon obtaining regulatory approval to market the drug in the United States, Europe and/or Japan.

In addition, the developer of either tiapamil or romazarit will be obligated to make royalty payments to Roche equal to a percentage of net commercial sales of approved products containing such drug candidates.  The term of this agreement extends to the life of any of our valid patents for tiapamil or romazarit, as the case may be.

Competition

Currently, there are many small pharmaceutical and biotechnology companies developing drugs.  In many instances, these companies may not have the experience or resources necessary to bring a compound through the full clinical and regulatory process to obtain marketing approval and thus must seek assistance from larger companies. Recently, difficult economic conditions and the difficulties smaller companies have in obtaining capital appear to be causing more of these smaller companies to seek such assistance earlier in the development process.  We compete with these companies to enter into commercial arrangements with larger, more well-established, companies.

In addition, we expect to see competition from both manufacturers of existing drugs and drugs currently in development to treat patients afflicted with diseases or conditions that can be treated with our drug candidates.  Products in this market will be differentiated based on cost, effectiveness, dosage sizes, side effects and interaction with other therapies and drugs.  Companies such as Warner Chilcott plc, Pfizer, Inc., Salix Pharmaceuticals Ltd. and Centocor Ortho Biotech Inc. currently market drugs that we anticipate would compete with ORE1001 for the treatment of IBD.  We believe that the following companies are currently developing drugs that, if approved, would also compete with ORE1001 for IBD treatment:  Bristol-Myers Squibb Company, Takeda Pharmaceutical Company Ltd., DanioLabs Ltd., BioLineRx, Ltd., Cosmo Pharmaceuticals S.p.A., AGI Therapeutics PLC and SLA Pharma AG.  Each of these companies has substantially greater financial resources than we have. There may be other drugs in development for IBD treatment of which we are not aware.

Suppliers

We outsource a number of technical activities to achieve our business goals.  These activities include performing preclinical and clinical testing, compound manufacturing and designing clinical protocols that meet FDA and other regulatory standards.  We have entered into contractual arrangements with experienced professional consultants to provide advice and assistance in meeting various regulatory requirements while we seek to conduct clinical trials for ORE1001.  We also have a manufacturing agreement to provide sufficient quantities of ORE1001 for our clinical testing needs.  Finally, we have service arrangements with a number of clinical research organizations to design the protocols, identify clinical facilities to recruit participants and conduct trials and to manage and oversee the actual conduct of clinical trials for ORE1001.  Because there is an adequate supply of other providers who could perform the services provided by our suppliers, we do not believe that we are dependent on any of our suppliers.

Intellectual Property Rights

As of December 31, 2009, we own or have license rights to 15 issued patents, 13 of which are United States patents, and 57 patent applications, 24 of which are United States utility (non-provisional) or provisional patent applications.  Of such patents and patent applications, 6 U.S. patents and 9 patent applications relate to ORE1001 and 6 U.S. patents and 14 patent applications relate to the other drug candidates in our pipeline.  The remaining patents relate to programs or technologies that we expect to out-license, assign or abandon in 2010.  At this time, we believe that, in particular, only the patent applications related to new indications of usage for ORE1001 (and the in-licensed rights to Millennium patents and patent applications for ORE1001) are material to our business.  The patents and patent applications associated with our drug candidates generally fall into two categories: composition of matter patents and method-of-use patents.

Composition of Matter Patents

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

Method-of-Use Patents

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

We also have licenses granting us exclusive rights in particular issued composition of matter patents and patent applications for ORE1001 that are currently owned by Millennium. Pursuant to these licenses with Millennium, which expire only when the patent life ends, we have the right to participate in the prosecution and other strategic decisions for these patents and patent applications.  We currently anticipate that the first patent covered by this agreement will expire in 2017, subject to any extensions that may be granted by the U.S. Patent and Trademark Office (“USPTO”).  Due to the fact that several of the patent applications covered by this agreement have not yet been approved by the USPTO, we are currently unable to estimate when the last of the patents covered by this agreement might expire.

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

Additional Government Regulation

As described above, our preclinical and clinical activities are regulated by the FDA. In addition we use third-party manufacturers to produce ORE1001.  These third party manufacturers are subject to FDA regulations and inspections.  Also, new government requirements may be established that could delay or prevent our drug candidates from further clinical development.

We previously maintained laboratory space in Cambridge, Massachusetts, which subjected us to a variety of national, state and local laws and regulations.  However, due to our changed business strategy we determined to use outside contractors to perform our laboratory work, and we no longer operate any laboratories.  The sublease on our laboratory space expired on June 30, 2009.

The regulations of the United States Department of Transportation and the United States Postal Service apply to the transportation of laboratory specimens via surface and air.

The Occupational Safety and Health Administration has established extensive requirements relating to workplace safety, which require us to follow certain procedures for employees working in our offices.

Seasonality

Our business is not subject to predictable seasonal variation.

Human Resources

As of December 31, 2009, we had a total of seven employees, all of whom are full-time and all of whom reside within the United States.  Most of our employees are engaged directly in the management and administration of the Company.  None of our employees are covered by collective bargaining agreements, and management considers relations with our employees to be good.

Available Information

We maintain an Internet site at www.orepharma.com. However, material contained on our Internet site is not incorporated by reference into this Annual Report on Form 10-K.  We make available free of charge on or through our Internet site our SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

ITEM 1A.	RISK FACTORS

Risks and Uncertainties Related to Our Current Business and Industry.

We are subject to risk factors common to other small drug development companies and to risks particular to our own situation. Set forth below are what we believe to be the most significant risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-K.  This list is not meant to be all-inclusive.  You should carefully consider these risks and all other information included in this Form 10-K, together with all other risks associated with small drug development companies and all risks associated with investing under difficult economic uncertainties.  Each of these risk factors could have material adverse effects on our business, results of operations, financial condition and cash flows, as well as adversely affect the value of our Common Stock.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our operations to date have consumed substantial amounts of cash and we have limited funding available. Negative cash flows from our operations are expected to continue over at least the next several years. Our cash utilization amount is highly dependent on the progress of our product development programs, particularly, the results of our preclinical and clinical studies, the cost timing and outcomes of regulatory approval for our product candidates, the terms and conditions of our contracts with service providers for these programs, and the rate of recruitment of participants in our clinical trials.

We have made and are continuing to make substantial efforts to reduce our rate of cash usage and we believe that existing cash and cash equivalents and marketable securities available-for-sale, the anticipated receipt of $0.4 million relating to the promissory note from Nerveda and our ongoing cash conservation efforts, including the subsequent settlement agreement with the State of Maryland to reduce the amount due on the outstanding loan, grant and interest, but not taking into account our potential obligations with regard to the guarantees on the two leases in Gaithersburg, MD, will enable us to support our operations into the first quarter of 2011, including the costs of the currently ongoing Phase Ib/IIa clinical trial for ORE1001.   There can be no assurance, however, that we will be successful in our continuing cash conservation efforts, the full collection of our outstanding note receivable, attracting additional financing, or in resolving the lease guarantee obligations in a manner favorable to us.  Furthermore, there is no assurance if we complete our clinical trial of ORE1001, that the results will be satisfactory or will enable us to successfully out-license ORE1001.

We may seek to raise funds through public or private financing, strategic partnerships or other arrangements.  Any additional equity financing may be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants.  If we raise funds through collaborative or licensing arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize.  There is no assurance that funding will be available or will be on terms acceptable to us or to our stockholders.  If we are unable to obtain necessary financing, or financing on favorable terms, when needed, our business would materially suffer and we may not be able to continue to develop our drug candidates and acquire additional drug candidates or other assets, and it may be necessary for us to substantially reduce or discontinue our operations.

We are currently engaged in litigation related to our guarantees on two property leases.

We have been sued by the landlords of two properties in Gaithersburg, MD related to our guarantees of performance of two leases held by a former subsidiary that we sold in 2006.  The landlords assert that the tenant has ceased paying rent and that we are liable for those continuing lease payments as the guarantor of the leases.  We estimate that our total liability could exceed $4 million in the event we are required to make the lease payments through the end of both the lease terms.  In addition, the lease on one of the facilities requires the lessee to refit the building to its original state as of the date of the lease, subject to certain conditions, at the option of the landlord.  We are currently unable to estimate the potential cost of this refit, were we to be required to fulfill the obligation; however, we believe any such cost would likely be material.  We intend to contest these claims vigorously and to pursue the parties that we believe should be held responsible for these obligations; however, there is no assurance that we will be successful in our legal defenses or in our attempts to force the appropriate parties to pay.  In the event we are forced to pay a substantial portion of these claims, our business could be forced into insolvency.

Our business is dependent on the successful development of our drug candidates.

Similar to other small drug development companies, we have a limited number of drug candidates and our business is dependent on their success.  We currently have four drug candidates in our portfolio; however, our primary effort is focused on our lead drug candidate, ORE1001.  If we are unable to successfully develop and commercialize ORE1001, it is unlikely that we will have sufficient resources to develop the other drug candidates currently in our pipeline and be able to acquire or invest in additional drug candidates in the future.

Small drug development companies with drug candidates in the testing stages, like us, face numerous risks and uncertainties, including but not limited to:

•
whether they can successfully conduct preclinical and clinical testing of their drug candidates and whether such testing produces results sufficiently positive to support entering into out-licensing or other commercial arrangements with third parties;

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

In addition to the foregoing, our drug candidates are subject to additional risks and uncertainties which include, but are not limited to:

•
whether we experience difficulties or delays in the initiation, progress or completion of clinical trials for our drug candidates, including ORE1001, whether caused by competition, adverse events, investigative site initiation rates, patient enrollment rates, regulatory issues or other factors;

•	whether the clinical trials demonstrate that ORE1001 is a safe and effective treatment for diseases of commercial interest;

•	whether the safety and/or efficacy results of the ORE1001 trials support making the investment necessary to develop and file an NDA in the United States or any other country; and

•	whether an NDA is approved by the FDA or any other regulatory authority.

Adverse outcomes with regard to any of the foregoing risks and uncertainties could cause a drug candidate to fail, either technically, economically or commercially, and such failure could deplete or exhaust our resources.

We may be unable to generate sufficient revenues to continue to operate.

Prior to late-stage clinical testing, smaller drug development companies often must out-license or otherwise partner a drug candidate to or with a larger company with more financing and resources because smaller companies lack the resources necessary to conduct late-stage clinical testing, which is very expensive and time consuming, and manufacture and commercialize the product.  Because other funding available to small drug development companies is difficult and expensive to obtain in the current economic climate, we will face significant competition from other small drug development companies in our attempt to interest larger companies in our drug candidates.  This competitive environment could force us to out-license or otherwise partner our drug candidates at earlier stages and to accept less compensation.  There can be no assurance that we will be able to complete commercial arrangements for our drug candidates that will sustain our continuing operations.

There are numerous risks associated with the commercialization of drug candidates.

If ORE1001 or any of our other drug candidates is commercialized, there are additional risks and uncertainties, including, but not limited to:

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

Adverse outcomes with regard to any of the foregoing risks and uncertainties would hinder or prevent the successful commercialization of ORE1001 or any of our other drug candidates and could have a materially adverse effect on our business.

Because our drug candidates and our development and collaboration efforts depend on our intellectual property rights, adverse events affecting such rights would harm our ability to commercialize our drug candidates.

Our success will depend to a large degree on our own, our licensors’ and potential partners’ ability to obtain and defend patents for our drug candidates.  The patent positions of drug development companies, including our patent position, involve complex legal and factual questions.  Specific risks and uncertainties that we face in the area of patent exclusivity include, but are not limited to:

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

Various organizations, including companies, academic institutions and non-profit institutions are developing drug candidates. Many of these drug candidates are subject to the same evolving legal standards and related uncertainties about patent protection. Therefore, it may be necessary for us to initiate litigation to protect and enforce our intellectual property rights. We may not have the resources to initiate such litigation, and if we do, we may not prevail in such litigation. In addition, we may be the subject of patent infringement claims raised by other parties and we could incur substantial litigation costs to defend ourselves in such infringement suits even if we are ultimately successful in defending against such litigation.

Risks and Uncertainties Related to our Sold or Discontinued Businesses.

We remain subject to outstanding obligations with respect to our sold or discontinued businesses.

We previously conducted a genomics business, a preclinical business, a drug repositioning business and, on a smaller scale, a molecular diagnostic business.  In most cases, when we sold or discontinued these businesses, we assigned the leases for the space required to conduct these businesses, but remain liable to the landlord with regard to several properties if the assignees of such properties fail to timely make rental payments or otherwise breach the terms of such leases.  Such leases expire through December 2013 and at December 31, 2009 represented a potential aggregate contingent liability of $8.3 million (excluding the related genomics business lease under which the landlord agreed to release us from liability).  We also accepted promissory notes in partial payment of the sales price for two of our sold or discontinued businesses, of which $0.4 million remains outstanding as of December 31, 2009 and is due in June 2010.

Therefore, risks and uncertainties applicable to our sold or discontinued businesses include, but are not limited to:

•	whether the remaining amount under the outstanding promissory note will be paid in full and without dispute when due;

•	whether claims will be made against us for any indemnity provided to purchasers or by any customer or supplier of the sold or discontinued businesses; and

•
whether the assignees of the various leases will make rental payments and otherwise comply with the terms of such leases for the balance of the lease terms, or if any of them default, whether we will be able to limit any of our resulting lease liability.

As described elsewhere in “Risk Factors”, we have recently been sued by the landlords of two properties in Gaithersburg, MD related to our guarantees of performance of two leases held by a former subsidiary that we sold in 2006.  In the event we are forced to pay a substantial portion of the asserted claims, our business could be forced into insolvency.

General Business Risks and Risks Related to Our Common Stock.

We have a history of operating losses that could continue for some time.

We have incurred operating losses in each year since our inception, including losses of $8.4 million in 2009 and $22.5 million in 2008. At December 31, 2009, we had an accumulated deficit of $381.2 million.  Our losses have resulted principally from costs incurred by both our ongoing business, as well as businesses we have sold.  These costs have exceeded our revenue and we expect to incur additional losses in the future.

Our Common Stock has been delisted from The NASDAQ Capital Market and we may be unable to achieve another public listing.

Our Common Stock was suspended from trading on The NASDAQ Capital Market on March 25, 2010 for failure to meet the $1 minimum bid price required for continued listing and will be delisted.  We are currently pursuing a public listing on the OTC Bulletin Board or, if we are unable to achieve that, the “Pink Sheets”.  We can offer no assurances that we will be successful in our efforts to achieve another public listing for our Common Stock.

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

Future financings and the issuance of significant equity-based compensation may cause existing stockholders to experience dilution.

We may need to seek additional financing.  If this additional financing is obtained through the issuance of equity securities, debt convertible into equity or options or warrants to acquire equity securities, our existing stockholders could experience significant dilution upon the issuance, conversion or exercise of such securities.  Likewise, in order to hire and retain personnel, we may be required to issue significant amounts of equity-based compensation, which could, among others, take the form of restricted stock and options to acquire equity securities.  The issuance of the restricted stock or the exercise of such options could also cause our existing stockholders to experience dilution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth information regarding the principal facilities that we lease and sublease, the location and approximate size of each leased or subleased space and their designated use.  We believe that these facilities are in good condition and are sufficient to meet our business needs for the foreseeable future.

Location	Approximate Square Footage	Operation	Type of Holding	Expiration
Gaithersburg, MD	5,108	Office	Sublease	2013

Cambridge, MA	4,077	Office	Lease	2012
	9,185

ITEM 3.	LEGAL PROCEEDINGS

On January 28 and February 1, 2010, we received demand letters from the landlords of the properties located at 620 and 610 Professional Drive in Gaithersburg, Maryland, respectively (the “620 Landlord” and the “610 Landlord,” respectively, and collectively the “Landlords”), stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that we pay the amounts due pursuant to our guaranties of Bridge’s obligations under the leases. On February 9, 2010, we received notice of service of process informing us that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland. The complaint alleges that we breached our guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116,497.69 plus interest and further costs and expenses. On March 1, 2010, we received notice of a service of process informing us that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by us and asserting current damages in an amount to be determined. We estimate that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million. We intend to contest these claims vigorously and to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses; however, there is no assurance that we will be successful in our legal defenses or in our attempts to force the appropriate parties to pay.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock  traded on The NASDAQ Capital Market under the symbol “ORXE” from August 3, 2009 until its suspension on March 25, 2010.  Prior to August 3, 2009, it traded on The NASDAQ Global Market and prior to January 3, 2008, it traded under the symbol “GLGC.” The following table sets forth the high and low sales prices for our Common Stock, as reported by Nasdaq, for the periods indicated:

	Common Stock
Year Ended December 31, 2009	High	Low
First Quarter	$0.63	$0.30
Second Quarter	$0.75	$0.35
Third Quarter	$0.84	$0.51
Fourth Quarter	$0.81	$0.40
Year Ended December 31, 2008
First Quarter	$4.55	$2.25
Second Quarter	$3.10	$1.30
Third Quarter	$1.42	$0.68
Fourth Quarter	$1.25	$0.46

 All prices shown in the table reflect the one-for-five reverse stock split approved by our stockholders on May 23, 2008.

We are currently pursuing a public listing on the OTC Bulletin Board or, if we are unable to achieve that, the “Pink Sheets”. We can offer no assurances that we will be successful in our efforts to achieve another public listing for our Common Stock.

Stockholders

As of March 15, 2010, there were approximately 121 stockholders of record of the 5,473,519 outstanding shares of our Common Stock.

Dividends

We have never paid or declared any cash dividends on our Common Stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are focusing on developing and monetizing our current portfolio of pharmaceutical assets, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies.  Each of these compounds has been observed to be well-tolerated in human clinical trials to date.  We are evaluating our lead compound, ORE1001, as a potential treatment for Inflammatory Bowel Disease (“IBD”).  IBD is a severe gastrointestinal condition that is estimated to affect as many as one million people in the United States alone.  We initiated a Phase Ib/IIa clinical trial in patients with ulcerative colitis – one of the two main disorders comprising IBD – of ORE1001 in the fourth quarter of 2009.

In September 2009, we received notice from The NASDAQ Stock Market (“Nasdaq”) that our stock would be subject to delisting if we did not regain compliance by having a closing bid price equal or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  On March 16, 2010, we were further notified by Nasdaq that we had not regained compliance and that trading in our stock would be suspended on March 25, 2010 in the event we did not submit an appeal to Nasdaq.  We determined not to submit an appeal and, as a result, trading in our stock on The Nasdaq Capital Market was suspended on March 25, 2010, and will be delisted thereafter.  We are currently undertaking efforts to have our stock publicly traded on the OTC Bulletin Board or in the “Pink Sheets”, although there is no assurance we will be able to accomplish that goal.

On October 20, 2009, we completed a reorganization that was undertaken primarily in order to better protect the value of our approximately $329 million in gross net operating and capital loss carryforwards that can be used to reduce the amount of income tax we could be required to pay on future earnings from our business.  As a result of this reorganization, Ore Pharmaceuticals Inc. became a wholly-owned subsidiary of a new company, Ore Pharmaceutical Holdings Inc. (“Ore Holdings”).  All the outstanding shares of Ore Pharmaceuticals Inc. were converted into shares of Ore Holdings and Ore Holdings then became the publicly traded company that we now refer to as “Ore.”

Our intention at the time of the reorganization was to explore and, if feasible, implement a strategy by which we would finance development of our portfolio through establishing alternative investment and program development vehicles, with Ore receiving program management fees from, and equity interests in, these vehicles.  However, we have not formed any of these vehicles and we are uncertain that we will be successful in implementing this strategy and business model in the future, in which case we may determine to take other actions designed to preserve, increase and realize the value of these assets.

We have incurred net losses in each year since our inception, including losses of $8.4 million in 2009 and $22.5 million in 2008.  At December 31, 2009, we had an accumulated deficit of $381.2 million.  Our losses have resulted principally from costs incurred by both our ongoing business, as well as businesses we have sold.  We expect to incur additional losses in the future.

Results of Operations

Years Ended December 31, 2009 and 2008

Revenue.  Revenue was $0.2 million in 2009 compared to $2.0 million in 2008.  The 2009 and 2008 revenue primarily resulted from licensing agreements for certain technology unrelated to our pharmaceutical asset management business.  During 2009, one customer accounted for 86% of our revenue while in 2008 two customers accounted for 97% of our revenue.

Research and Development Expense.  Research and development expenses, which in 2009 consisted almost entirely of costs associated with the clinical development of ORE1001, decreased to $2.5 million in 2009 from $9.7 million in 2008.  The decrease was primarily the result of lower employee and facility-related costs due to our significant workforce reductions during the later portion of 2008 and the first half of 2009 and consolidation of facilities.

Selling, General and Administrative Expense.  Selling, general and administrative expenses, which consist primarily of administration, legal, accounting, and other general corporate expenses, decreased to $7.2 million in 2009 from $12.7 million in 2008.  The primary reasons for the decrease in expenses were lower employee costs due to our significant workforce reductions, reduced professional fees relating to strategic planning, the absence of $0.4 million of expense related to the purchase of shares from a former director that occurred in 2008 and lower facility-related costs related to the consolidation of facilities.

Net Interest Income.  Net interest income decreased to $0.5 million in 2009 from $0.8 million in 2008 due to the decline in the balance of our cash and cash equivalents and decreases in our rates of return on investments, partly offset by principal adjustments, which were recorded as interest income, and interest related to the superseding secured promissory note that was entered into with Ocimum during the second quarter of 2009.  The original and superseding notes from Ocimum related to the sale of our genomics business.

Income/(Loss) on Equity Investments. In 2009, we recorded other income of $0.6 million related to the sale of our investment in Neuralstem, Inc.  In 2008, we recorded a $3.0 million write-down of the remaining book value of our investment in Xceed Molecular Inc. (formerly MetriGenix Corporation) due to an other-than-temporary decline in the estimated fair value of that investment.

Gain on Sale of DioGenix Inc. In 2008, we sold our wholly owned subsidiary, DioGenix Inc., which was our molecular diagnostics business, and recorded a gain on the sale of $0.1 million.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance and sale of equity securities, payments from customers and sales of parts of our business and assets from time to time.  As of December 31, 2009, we had approximately $5.8 million in cash and cash equivalents, compared to $10.8 million as of December 31, 2008.  The reduction in cash and cash equivalents from 2008 to 2009 primarily related to our cash burn from operations, partly offset by collections from the outstanding notes with Ocimum and Nerveda.

Net cash used from operating activities decreased to $8.8 million in 2009 from $20.3 million in 2008, and was primarily attributed to the reduction in the net losses during those periods.

In 2009, our investing activities consisted primarily of the collection of the $3.0 million interest bearing promissory note in connection with the 2007 sale of our genomics business to Ocimum, the collection of the first principal payment of $0.4 million from the interest bearing promissory note in connection with the 2008 sale of DioGenix Inc. to Nerveda and $0.6 million in proceeds from the sale of an equity investment.  The final principal payment, including interest, of $0.4 million is due from Nerveda in June 2010, subject to acceleration under certain events.

In 2008, we assigned our lease in Cambridge, Massachusetts, to a third party, but we remain liable under the lease in the event of the assignee’s default.  The lease expires in August 2013 and at December 31, 2009, the total remaining amount due under the lease for the balance of the term is $4.2 million.  In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), less than $0.1 million of the sales price remains in escrow pending resolution between the parties.  We continue to guarantee two leases now held by Bridge.  The leases expire in February 2011 and December 2013 and at December 31, 2009, the total remaining amounts due under the leases for the balance of the terms is $0.7 million and $3.4 million, respectively. We have been named as a defendant in two lawsuits brought by the landlords of the properties formerly occupied by Bridge.  See Item 3, “Legal Proceedings.”

Our financing activities in 2009 were insignificant and in 2008 primarily consisted of the purchase of shares from a former director for $3.0 million.

In the second quarter of 2009, we received a notice requiring repayment of all amounts potentially due under a loan and a grant agreement with the State of Maryland that totaled $0.7 million.  We have recorded the amounts due under the loan and grant agreement within current portion of long-term debt and other accrued expenses.  In January 2010, we reached a settlement agreement with the lender concerning repayment of the loan of $0.4 million that was currently due upon demand, as well as repayment of a training program grant of $0.1 million and accrued interest of $0.2 million that has been recorded in Other Accrued Expenses. Under the settlement agreement, we will repay $0.4 million, of which $0.2 million was paid in February 2010 and the remaining $0.2 million is due in September 2010. We are required to pay the settlement agreement in full by September 30, 2010 or else the total amount due will revert to the original $0.7 million.

We believe that existing cash and cash equivalents and marketable securities available-for-sale, the anticipated receipt of $0.4 million relating to the promissory note from Nerveda and our ongoing cash conservation efforts, including the subsequent settlement agreement with the State of Maryland to reduce the amount due on the outstanding loan, grant and interest, will enable us to support our operations into the first quarter of 2011, including the costs to fund the ongoing Phase Ib/IIa clinical trial for ORE1001 but assuming that we are not required to pay more under our guarantees for two lease obligations discussed in Notes 10 and 13 than we have established as a reserve.  There can be no assurance that we will be successful in achieving our objectives of continuing cash conservation efforts, the collection of our remaining outstanding note receivable, attracting additional financing, or resolution of the potential lease obligations in a manner favorable to the Company.  Furthermore, there is no assurance if we complete our clinical trial of ORE1001, that the results will be satisfactory or will enable us to successfully out-license ORE1001.  If we are not successful in achieving our objectives, it might be necessary to substantially reduce or discontinue our operations.  We currently expect long-term support of our operations to come from possible future financings and payments from commercial arrangements from our portfolio of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on those factors discussed under “Risk Factors” elsewhere in this Form 10-K.

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

Revenue Recognition

Revenue associated with non-refundable license fees for which we are not obligated to provide continuing research and development activities is generally recognized when the license becomes effective. Revenue associated with non-refundable license fees under arrangements where the license fees and research and development activities cannot be accounted for as separate units of accounting are deferred and recognized as revenue over the expected term of our continued performance of such research and development activities.

Revenue recognized for any multiple-element contract is allocated to each element of the arrangement based on the relative fair value of the element.  The determination of fair value of each element is based on our analysis of objective and reliable evidence from comparable internal or third-parties’ sales of the individual element.  If we are unable to determine evidence of fair value for an undelivered element of the arrangement, revenue for the arrangement is deferred and recognized using the revenue recognition method appropriate to the predominant undelivered element.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted ASC 718, previously referred to as SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based upon their respective grant-date fair values.  We recognize compensation expense on a straight-line basis over the requisite service period of the award, which typically occurs ratably over periods ranging from one to four years.  We estimate the fair value of our stock-based compensation using fair value pricing models that require the use of significant assumptions for expected volatility of our Common Stock, life of stock options and forfeiture rates.  Future adverse changes in such assumptions could result in us recording increased stock-based compensation expenses for stock-based compensation awards granted/issued in the future.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement found under ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”).  ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 (the quarter ended September 30, 2009 for us) and did not have an impact on our financial position or results of operations.

In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC 855-10 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for us).  The adoption of ASC 855-10 did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued an accounting pronouncement under ASC 825-10-50 extending the disclosure requirements for financial instruments, previously referred to as FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  ASC 825-10-50 requires disclosures in interim reporting periods and in financial statements for annual reporting periods regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  ASC 825-10-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for us).  While the adoption of ASC 825-10-50 impacts our disclosures, it did not have an impact on our financial position or results of operations.

In April 2009, the FASB issued an accounting pronouncement found under ASC 320-10-65, previously referred to as FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities.  ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for us).  The adoption of ASC 320-10-65 had no impact on our financial position or results of operations.

In February 2008, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with ASC 820, previously referred to as SFAS No. 157.  We adopted ASC 820 for financial assets and liabilities effective January 1, 2008 (see Note 1, Fair Value Measurements, to the accompanying consolidated financial statements).  We adopted ASC 820 as it pertains to non-financial assets and liabilities effective January 1, 2009 and the adoption had no impact on our financial position or results of operations.

In December 2007, the FASB issued an accounting pronouncement found under ASC 805, previously referred to as SFAS No. 141 Revised, “Business Combinations.”  ASC 805 requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  ASC 805 also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  We adopted ASC 805 effective January 1, 2009 for business combinations occurring after the effective date and the adoption had no impact on our financial position or results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto, together with the Report of Independent Registered Public Accounting Firm, appear on pages F-1 through F-17 of this Form 10-K and are incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management believes that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

           This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We held our Annual Meeting of Stockholders on October 20, 2009 (the “Annual Meeting”).  At the Annual Meeting, our stockholders approved a plan for reorganization intended to protect the long-term value to our Company of our substantial net operating and capital loss carryforwards, elected one director to our Board of Directors; approved a new 2009 Omnibus Equity Incentive Plan and ratified the selection of our independent registered public accounting firm, as described below.  At the Annual Meeting, 4,905,684 shares, out of a total of 5,421,643 shares of Common Stock outstanding at the record date of September 4, 2009, were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows

		For	Withheld

1.	To approve a plan of reorganization intended to protect the long-term value to our Company of our substantial net operating and capital loss carryforwards.	2,770,138	93,047

2.	To elect G. Anthony Gorry, Ph.D. as a Class III director to hold office until the 2012 Annual Meeting of Stockholders and until his successor is duly elected and qualified.	4,637,096	268,588

		For	Against	Abstain
3.	To approve a new 2009 Omnibus Equity Incentive Plan	1,901,930	952,650	31,393

4.	To ratify the selection of Ernst & Young LLP as the Company's independent registered public accounting firm for the year ending December 31, 2009.	4,714,466	158,542	32,676

After the Annual Meeting, Mark J. Gabrielson and David L. Urdal, Ph.D. continued to serve as directors with terms that expire at our annual meeting to be held in 2010 and until their successors are duly elected and qualified. J. Stark Thompson, Ph.D. and James W. Fordyce continued to serve as directors with terms that expire at our annual meeting to be held in 2011 and until their successors are duly elected and qualified.  Mr. Fordyce resigned from our Board of Directors effective February 12, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification Of Directors

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the section entitled “Election of Directors,” contained in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the Company’s fiscal year ended December 31, 2009 (the “Proxy Statement”).

Identification Of Executive Officers

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the section entitled “Executive Officers,” contained in the Proxy Statement.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” contained in the Proxy Statement.

Code Of Ethics/Corporate Governance

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the section entitled “Corporate Governance,” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the section entitled “Executive Compensation,” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the sections entitled “Transactions with Related Persons” and “Corporate Governance,” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the discussion responsive thereto set forth in the section entitled “Principal Accounting Fees and Services,” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2). Financial Statements and Financial Statement Schedules

Other financial statement schedules have not been included because they are not applicable or the information is included in the Financial Statements or notes thereto.

Item 15(a)(3). Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2.1	Agreement and Plan of Reorganization, dated as of August 14, 2009, by and among the Registrant, Ore Pharmaceuticals Merger Sub Inc. and Ore Pharmaceuticals Inc.		S-4/A (Appendix A)	September 2, 2009	333-161363
2.2	Stock Purchase Agreement, dated December 15, 2006, between Registrant and Bridge Pharmaceuticals Inc.		8-K (Exhibit 2.2)	December 21, 2006	000-23317
2.3	Asset Purchase Agreement by and between Registrant and Ocimum Biosolutions Limited and Ocimum Biosolutions Inc. dated as of October 14, 2007.		8-K/A (Exhibit 10.99)	October 18, 2007	000-23317
2.4	Letter Agreement dated as of December 12, 2007 by and between Registrant, Ocimum Biosolutions Inc. and Ocimum Biosolutions (India) Limited.		8-K (Exhibit 10.99a)	December 18, 2007	000-23317
2.5	Letter Agreement dated as of December 14, 2007 by and between Registrant, Ocimum Biosolutions Inc. and Ocimum Biosolutions (India) Limited.		8-K (Exhibit 10.99b)	December 18, 2007	000-23317

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
3.1	Certificate of Incorporation of Ore Pharmaceutical Holdings Inc.	10-Q (Exhibit 3.1)	November 13, 2009	000-23317
3.2	Bylaws of Ore Pharmaceutical Holdings Inc.	S-4/A (Appendix C)	September 2, 2009	333-161363
4.1	Specimen stock certificate.	S-1/A (Exhibit 4.2)	November 12, 1997	333-37317
Agreements with Respect to Collaborations, Licenses, Research and Development
†10.1	Asset Purchase and Technology Rights Agreement, dated July 22, 2004, between Registrant and Millennium Pharmaceuticals, Inc.	10-Q (Exhibit 10.85)	November 9, 2004	000-23317
†10.2	Compound Transfer and Development Agreement, dated July 26, 2006, between Registrant and Millennium Pharmaceuticals, Inc.	10-K (Exhibit 10.85a)	March 17, 2008	000-23317
10.3	License Agreement, dated as of December 14, 2007, by and between Registrant and Ocimum Biosolutions, Inc.	8-K (Exhibit 10.100)	December 18, 2007	000-23317
10.4	License Agreement, dated as of December 14, 2007, by and between Registrant and Ocimum Biosolutions, Inc.	8-K (Exhibit 10.101)	December 18, 2007	000-23317
Financial Transactions
10.5	Secured Note, dated December 14, 2007, from Ocimum Biosolutions (India) Limited and Ocimum Biosolutions, Inc. to Registrant.	8-K (Exhibit 10.103)	December 18, 2007	000-23317
10.6	Secured Note, dated June 15, 2009, from Ocimum Biosolutions, Inc. and Ocimum Biosolutions India Limited to Registrant.	8-K (Exhibit 10.111)	June 29, 2009	000-23317
10.7	Security Agreement, dated as of June 15, 2009, between Ocimum Biosolutions, Inc. and Registrant.	8-K (Exhibit 10.112)	June 29, 2009	000-23317
10.8	Unconditional Guaranty Agreement, dated as of June 15, 2009, from Coramandel Infrastructure Private Limited in favor of Registrant.	8-K (Exhibit 10.113)	June 29, 2009	000-23317
10.9	Stock Purchase Agreement, dated as of September 19, 2008, by and between Registrant and Nerveda, Inc.	8-K (Exhibit 10.104)	September 23, 2008	000-23317

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
Leases
10.10	Lease, dated August 22, 1997, between Registrant and ARE-708 Quince Orchard, LLC.	S-1 (Exhibit 10.22)	October 7, 1997	333-37317
10.11	First Amendment, dated July 21, 2000, to Lease between Registrant and ARE-708 Quince Orchard, LLC.	10-K (Exhibit 10.22a)	March 29, 2001	000-23317
10.12	Lease Agreement for 620 Professional Drive, dated October 26, 2000, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C.	10-Q (Exhibit 10.80)	August 14, 2003	000-23317
10.13	Guaranty of Lease for premises at 620 Professional Drive, dated April 1, 2003, between Registrant and Oxbridge Development at Crown Pointe, L.C.	10-Q (Exhibit 10.81b)	May 10, 2007	000-23317
10.14
Lease Agreement for 610 Professional Drive, dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe, L.C., including amendments thereto dated September 25, 2001 and December 20, 2002.
		10-Q (Exhibit 10.81)	August 14, 2003	000-23317
10.15	Third Amendment, dated October 13, 2003, to Lease Agreement dated June 22, 2001, between TherImmune Research Corporation and Oxbridge Development at Crown Pointe II, L.C.	10-K (Exhibit 10.81a)	March 15, 2004	000-23317
10.16	Guaranty of Lease for premises at 610 Professional Drive, dated April 1, 2003, between Registrant and Oxbridge Development at Crown Pointe, L.C.	10-Q (Exhibit 10.80a)	May 10, 2007	000-23317
10.17	Lease, dated July 31, 2004, between Registrant and Thirty-Eight Sidney Street Limited Partnership.	10-Q (Exhibit 10.86)	November 9, 2004	000-23317
10.18	First Amendment of Lease, dated February 28, 2008, between Registrant and Thirty-Eight Sidney Street Limited Partnership.	10-Q (Exhibit 10.86a)	May 8, 2008	000-23317
10.19	Sublease, dated as of December 14, 2007, by and between Registrant and Ocimum Biosolutions, Inc.	8-K (Exhibit 10.103)	December 18, 2007	000-23317

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.20	Lease, dated June 9, 2009, between Registrant and RREEF America REIT II Corp. PPP.		10-Q (Exhibit 10.117)	August 14, 2009	000-23317
10.21	Release of Further Performance Under Lease, dated as of July 31, 2009, between 50 West Watkins Mill Road, LLC and Registrant.		8-K (Exhibit 10.115)	August 6, 2009	000-23317
Equity Plans
*10.22	Registrant's 1997 Equity Incentive Plan, as amended and restated (the "1997 Stock Plan").		10-K (Exhibit 10.2)	March 17, 2009	000-23317
*10.23	Form of Stock Option Agreement under the 1997 Stock Plan.		S-1 (Exhibit 10.3)	October 7, 1997	333-37317
*10.24	Form of Stock Option Grant Notice under the 1997 Stock Plan.		S-1 (Exhibit 10.4)	October 7, 1997	333-37317
*10.25	Form of Restricted Stock Award Agreement under the 1997 Stock Plan.		10-Q (Exhibit 10.96)	May 10, 2007	000-23317
*10.26	Registrant's Employee Stock Purchase Plan, as amended, and related offering document.		DEF14A	April 25, 2003	000-23317
*10.27	Registrant's 1997 Non-Employee Directors' Stock Option Plan, as amended.		10-Q (Exhibit 10.6)	August 14, 2009	000-23317
*10.28	Form of Nonstatutory Stock Option Agreement under the 1997 Non-Employee Directors' Stock Option Plan.		S-1 (Exhibit 10.7)	October 7, 1997	333-37317
*10.29	2009 Omnibus Equity Incentive Plan (the “2009 Plan”).		S-8 (Exhibit 4.1)	November 16, 2009	333-163161
*10.30	Form of Stock Option Grant Notice and Agreement under the 2009 Plan.	X
Agreements with Executive Officers and Directors
*10.31	Form of Indemnity Agreement entered into between Registrant and its directors and officers.		S-1 (Exhibit 10.1)	October 7, 1997	333-37317
*10.32	Letter Agreement, dated February 26, 2009, between Registrant and Mark J. Gabrielson.		8-K (Exhibit 10.105)	March 3, 2009	000-23317
*10.33	Letter Agreement, dated July 15, 2009, between Registrant and Benjamin L. Palleiko.		8-K (Exhibit 10.114)	July 21, 2009	000-23317

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.34	Executive Employment Agreement, as amended, dated July 23, 2007, between Registrant and Stephen Donahue.	10-Q (Exhibit 10.109)	May 15, 2009	000-23317
*10.35	Consulting Agreement, dated as of April 24, 2009, between Registrant and Michael J. Brennan.	10-Q (Exhibit 10.116)	August 14, 2009	000-23317
*10.36	Executive Employment Agreement, signed July 9, 2007, between Registrant and Charles L. Dimmler, III.	8-K/A (Exhibit 10.97)	July 12, 2007	000-23317
*10.37	Form of Amendment to Employment Agreement between Registrant and Charles L. Dimmler, III.	8-K (Exhibit 10.95a)	October 2, 2008	000-23317
*10.38	Consulting Agreement, dated as of July 23, 2009, between Registrant and Mark D. Gessler.	10-Q (Exhibit 10.118)	November 13, 2009	000-23317
*10.39	Executive Employment Agreement, dated as of December 31, 2008, between Registrant and Philip L. Rohrer, Jr.	8-K (Exhibit 10.58c)	January 15, 2009	000-23317
*10.40	Professional Services Agreement, dated March 25, 2009, between Registrant and Philip L. Rohrer, Jr.	10-Q (Exhibit 10.110)	May 15, 2009	000-23317
*10.41	Employment Agreement, dated May 30, 2002, between Registrant and F. Dudley Staples, Jr.	10-Q (Exhibit 10.75)	August 9, 2002	000-23317
*10.42	Form of Amendment to Employment Agreement, dated October 24, 2006, between Registrant and F. Dudley Staples.	8-K (Exhibit 99.1)	October 24, 2006	000-23317
*10.43	Professional Services Agreement, dated February 26, 2009, between Registrant and F. Dudley Staples.	10-Q (Exhibit 10.108)	May 15, 2009	000-23317
*10.44	Executive Severance Plan, as amended and restated as of September 29, 2008.	8-K (Exhibit 10.55a)	October 2, 2008	000-23317
*10.45	Amendment to Executive Severance Plan, effective as of April 30, 2009.	10-Q (Exhibit 10.55b)	August 14, 2009	000-23317

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
*10.46	Summary of 2009 Incentive Compensation Plan.		10-Q (Exhibit 10.92c)	November 13, 2009	000-23317
21	Subsidiaries of the Registrant.	X
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

* Management compensatory plan, contract or arrangement.

† Confidential treatment has been granted with respect to portions of this exhibit by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

ORE PHARMACEUTICAL HOLDINGS INC.

By:	/s/ MARK J. GABRIELSON
Mark J. Gabrielson
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ MARK J. GABRIELSON	Chief Executive Officer,	March 31, 2010
(Mark J. Gabrielson)	President and Director
(Principal Executive Officer)

/s/ BENJAMIN L. PALLEIKO	Senior Vice President and Chief Financial Officer	March 31, 2010
(Benjamin L. Palleiko)	(Principal Financial and Accounting Officer)

/s/ G. ANTHONY GORRY	Director	March 31, 2010
(G. Anthony Gorry, Ph.D.)

/s/ J. STARK THOMPSON	Chairman of the Board	March 31, 2010
(J. Stark Thompson, Ph.D.)

/s/ DAVID URDAL	Director	March 31, 2010
(David Urdal, Ph.D.)

Ore Pharmaceutical Holdings Inc.
(formerly Ore Pharmaceuticals Inc.)

Report of Independent Registered Public Accounting Firm –

Consolidated Financial Statements

The Board of Directors and Stockholders Ore Pharmaceutical Holdings Inc. (formerly Ore Pharmaceuticals Inc.):

We have audited the accompanying consolidated balance sheets of Ore Pharmaceutical Holdings Inc. (formerly Ore Pharmaceuticals Inc.) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ore Pharmaceutical Holdings Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has incurred and continues to incur significant losses from operations and there is uncertainty as to its ability to obtain additional financing.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters also are described in Note 2.  The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 31, 2010

ORE PHARMACEUTICAL HOLDINGS INC.
(formerly Ore Pharmaceuticals Inc.)

Consolidated Balance Sheets
as of December 31, 2009 and 2008
(in thousands, except share data)

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$5,756	$10,784
Accounts receivable	150	8
Prepaid expenses	175	200
Current portion of notes receivable, net	432	3,252
Other current assets	32	62

Total current assets	6,545	14,306
Property and equipment, net	33	483
Intangibles, net	726	573
Notes receivable, net	-	338
Other assets	25	-

Total assets	$7,329	$15,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$287	$623
Accrued compensation and employee benefits	140	1,185
Other accrued expenses	2,510	1,267
Current portion of long-term debt	450	477

Total current liabilities	3,387	3,552
Deferred rent	23	-

Total liabilities	3,410	3,552
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; and no shares issued
and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 5,473,519 and
5,483,519 shares issued and outstanding as of December 31, 2009 and 2008, respectively	55	55
Additional paid-in-capital	385,076	384,922
Accumulated deficit	(381,212)	(372,829)

Total stockholders' equity	3,919	12,148

Total liabilities and stockholders' equity	$7,329	$15,700

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.
(formerly Ore Pharmaceuticals Inc.)

Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008
(in thousands, except per share data)

	2009	2008

Revenue	$175	$1,950

Expenses:
Research and development	2,469	9,676
Selling, general and administrative	7,221	12,686

Total expenses	9,690	22,362

Loss from operations	(9,515)	(20,412)
Interest income, net	512	769
Income/(loss) on equity investments	620	(2,964)
Gain on sale of DioGenix Inc.	-	146

Net loss	$(8,383)	$(22,461)

Basic and diluted net loss per share	$(1.53)	$(3.97)

Shares used in computing basic and diluted net loss per share	5,474	5,659

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.
(formerly Ore Pharmaceuticals Inc.)

Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008
(in thousands, except number of shares)

	Stockholders' Equity
				Accumulated
	Common Stock		Additional	Other
	Number	Par	Paid-In	Comprehensive	Accumulated	Comprehensive
	of Shares	Value	Capital	Income (Loss)	Deficit	Loss
Balance at January 1, 2007	6,448,864	$64	$387,721	$(46)	$(350,368)

Issuance of common stock in connection with
restricted stock awards forfeited	(37,525)
Cancellation of other common stock	(7,394)
Purchase of common stock	(920,426)	(9)	(2,982)	-	-	-
Non-cash stock-based compensation	-	-	183	-	-	-
Foreign currency translation adjustments	-	-	-	45	-	45
Net change in unrealized gains from
marketable securities	-	-	-	1	-	1
Net loss	-	-	-	-	(22,461)	(22,461)

Comprehensive loss	-	-	-	-	-	$(22,415)
Balance at December 31, 2008	5,483,519	$55	$384,922	$-	$(372,829)
Cancellation of common stock in connection with
forfeited restricted stock awards	(10,000)	-	-	-	-	-
Non-cash stock-based compensation	-	-	154	-	-	-
Net loss	-	-	-	-	(8,383)	(8,383)

Comprehensive loss	-	-	-	-	-	$(8,383)
Balance at December 31, 2009	5,473,519	$55	$385,076	$-	$(381,212)

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.
(formerly Ore Pharmaceuticals Inc.)

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
(in thousands)

	2009	2008
Cash flows from operating activities:
Loss from operations	$(8,383)	$(22,461)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	109	974
Non-cash stock-based compensation expense	180	183
Write-down of long-term equity investment	-	2,964
Gain on sale of equity investment	(620)	-
Gain on sale of DioGenix Inc.	-	(146)
Loss on sale of property and equipment	300	274
Other non-cash items	(174)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(142)	1,945
Prepaids and other assets	30	899
Accounts payable	(336)	(483)
Accrued expenses and deferred rent	194	(2,918)
Deferred revenue	-	(1,500)
Net cash flows from operating activities	(8,842)	(20,301)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(171)
Proceeds from sale of property and equipment	71	700
Purchases of patent costs and licenses	(202)	(432)
Proceeds from sale of marketable securities available-for-sale	620	11,024
Purchase of marketable securities available-for-sale	-	(4,501)
Proceeds received from notes receivables	3,375	-
Proceeds received from sale of DioGenix Inc.	-	500
Net proceeds received from sale of Genomics Assets	-	412
Net proceeds received from sale of Preclinical Division	-	272
Net cash flows from investing activities	3,841	7,804
Cash flows from financing activities:
Payments for purchase of common stock	-	(2,991)
Repayments of long-term debt	(27)	(51)
Net cash flows from financing activities	(27)	(3,042)
Net decrease in cash and cash equivalents	(5,028)	(15,539)
Cash and cash equivalents, beginning of year	10,784	26,323
Cash and cash equivalents, end of year	$5,756	$10,784
Supplemental disclosure:
Interest paid	$2	$3
Non-cash investing transaction:
Fair value of promissory note received in connection with the sale of DioGenix Inc.	$-	$673

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.
(formerly Ore Pharmaceuticals Inc.)

Notes to Consolidated Financial Statements
December 31, 2009 and 2008
(in thousands, except share and per share data)

Note 1 – Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceutical Holdings Inc. (formerly Ore Pharmaceuticals Inc., the “Company”) is focusing on developing and monetizing its current portfolio, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies: ORE1001, its lead compound, ORE10002, ORE5002 (tiapamil) and ORE5007 (romazarit).

On October 20, 2009, Ore Pharmaceuticals Inc. completed a reorganization that was undertaken primarily in order to better protect the value of its approximately $329,000 in gross net operating and capital loss carryforwards that can be used to reduce the amount of income tax that it could be required to pay on future earnings from its business.  As a result of this reorganization, Ore Pharmaceuticals Inc. became a wholly owned subsidiary of a new company, Ore Pharmaceutical Holdings Inc., as of October 20, 2009.  There were no changes in stockholders at the date of reorganization.

Principles of Consolidation

The consolidated financial statements include the accounts of Ore Pharmaceutical Holdings Inc. and its wholly owned subsidiary, Ore Pharmaceuticals Inc.  Prior to October 20, 2009, the Company was comprised of only Ore Pharmaceuticals Inc.  All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

	2009	2008
Cash	$358	$276
Money market funds	5,398	10,508
Total	$5,756	$10,784

Marketable Securities Available-for-Sale

All marketable securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and temporary losses reported as accumulated other comprehensive income (loss) included in stockholders’ equity.  Realized gains and losses and declines in value judged to be other-than-temporary for available-for-sale securities are included in the Consolidated Statements of Operations.  The cost of securities sold is based on the specific identification method.  In 2009, realized gains of $620 were recognized upon the sale of marketable securities and have been included in the income/(loss) on equity investments within the consolidated statements of operations.  In 2008, realized losses resulting from the sale of marketable securities were not significant.

At December 31, 2009 and 2008, the Company’s investment portfolio did not include any marketable securities available-for-sale.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to their expected net realizable value.  The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and by establishing general provisions for estimated losses by analyzing current customer credit worthiness and historical bad debt trends.  Actual collection experience has not varied significantly from the Company’s estimates, due primarily to collection policies and the financial strength of the Company’s customers.  Accounts and notes receivables that are ultimately deemed uncollectible are written-off as a reduction of accounts receivable or notes receivables and the allowance for doubtful accounts.

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

Long-Term Investments

The Company previously made equity investments in privately held companies whose businesses were complementary to the Company’s business.  All of the Company’s equity investments are accounted for under the cost method of accounting, as the Company held less than 20% of the voting stock outstanding under such arrangements and did not exert significant influence over these companies.  The Company records an impairment to its investments when a decline in value in such investments is determined to be other-than-temporary.

At of December 31, 2009, the Company had no long-term investments.

Intangible Assets

Patent costs include issued patents and patent applications and are stated at cost.  Amortization of costs for issued patents is recorded using the straight-line method over the shorter of their expected useful lives or the legal lives of the patents, generally for periods ranging up to 20 years.

Impairment of Long-Lived Assets

Long-lived assets, consisting principally of property and equipment and intangible assets, are evaluated for possible impairment.  If an impairment loss is indicated, the Company will measure the amount of the impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset (or asset group).

Fair Value Measurements

The Company adopted Accounting Standard Codification (“ASC”) Topic 820 (“ASC 820”) previously referred to as Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” for financial assets and liabilities on January 1, 2008.  The adoption had no impact on the Company’s financial position or results of operations.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at December 31, 2009
	December 31,	Using Fair Value Hierarchy
	2009	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,756	$5,756	$-	$-
Total	$5,756	$5,756	$-	$-

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

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740, previously referred to as SFAS No. 109, “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Basic and Diluted Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of Common Stock outstanding.  Common equivalent shares from all outstanding stock options and unvested restricted stock awards are excluded from the computation, as their effect is anti-dilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted ASC 718, previously referred to as SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires all share-based payments to employees, including grants of employee stock options and restricted stock awards, to be recognized in the financial statements based upon their respective grant-date fair values.  The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which typically occurs ratably over periods ranging from one to four years.  See Note 12 for a further discussion on stock-based compensation.

Segment Information

Subsequent to the sale of DioGenix Inc., the Company has managed its business as one operating segment.  For 2009, one customer accounted for 86% of the Company’s revenue from continuing operations.  For 2008, two customers accounted for 97% of the Company’s revenue from continuing operations.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement found under ASC 105, previously referred to as SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC 105 was effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009 and did not have an impact on the Company's financial position or results of operations.

In May 2009, the FASB issued an accounting pronouncement found under ASC 855-10, previously referred to as SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  ASC 855-10 was effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have an impact on the Company's financial position or results of operations.  The Company has evaluated subsequent events through March 31, 2010.

In April 2009, the FASB issued an accounting pronouncement under ASC 825-10-50 extending the disclosure requirements for financial instruments, previously referred to as FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  ASC 825-10-50 requires disclosures in interim reporting periods and in financial statements for annual reporting periods regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  ASC 825-10-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  ASC 825-10-50 was effective for interim reporting periods ending after June 15, 2009.  While the adoption of ASC 825-10-50 impacts the Company's disclosures, it did not have an impact on the Company's financial position or results of operations.

In April 2009, the FASB issued an accounting pronouncement found under ASC 320-10-65, previously referred to as FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities.  ASC 320-10-65 was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 320-10-65 had no impact on the Company’s financial position or results of operations.

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

In December 2007, the FASB issued an accounting pronouncement found under ASC 805, previously referred to as SFAS No. 141 Revised, “Business Combinations”.  ASC 805 requires an acquirer to determine the fair value of the consideration exchanged as of the acquisition date (i.e. the date the acquirer obtains control).  Previously, an acquisition was valued as of the date the parties agreed upon the terms of the transaction.  ASC 805 also modifies, among other things, the accounting for direct costs associated with an acquisition, contingencies acquired and contingent consideration.  The Company adopted ASC 805 effective January 1, 2009 for business combinations occurring after the effective date.  The adoption of ASC 805 had no impact on the Company’s financial position or results of operations.

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

Note 2 – Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At December 31, 2009, the Company had $5,756 in cash and cash equivalents.  The Company has realigned its corporate resources and as a result significantly reduced its workforce from 71 employees on December 31, 2007 to 7 employees as of December 31, 2009.  In addition, the Company assigned its original Cambridge, Massachusetts lease and leased new space in Cambridge, Massachusetts at a lower cost.  The Company believes that its existing cash and cash equivalents, continuing cash savings resulting from its ongoing cash conservation efforts and proceeds from the collection of its remaining outstanding note receivable, will be sufficient to allow the Company to operate into the first quarter of 2011, including the costs to fund the ongoing Phase Ib/IIa clinical trial for ORE1001 but assuming that the Company is not required to pay more under its guarantees for two lease obligations discussed in Notes 10 and 13 than the Company has established as a reserve. There can be no assurance that the Company will be successful in achieving its objectives of continuing cash conservation efforts, the collection of its remaining outstanding note receivable, attracting additional financing, and resolution of the potential lease guarantee obligations in a manner favorable to the Company.  Furthermore, the Company anticipates that it may not have sufficient resources to complete the ongoing trial for ORE1001 without further financing.  There is also no assurance if the Company completes its Phase Ib/IIa clinical trial of ORE1001 that the results will be satisfactory or will enable the Company to successfully out-license ORE1001.  If the Company is not successful in achieving its objectives, although not currently anticipated, it might be necessary to substantially reduce or discontinue operations and liquidate the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The balance sheet at December 31, 2009 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

Note 3 – Sale of DioGenix Inc.

In 2008, the Company sold to Nerveda, Inc. (“Nerveda”) the Company’s wholly owned subsidiary, DioGenix Inc., its molecular diagnostics business, for a sales price of $1,250, of which $500 was received at closing and the balance is payable pursuant to a $750 promissory note from Nerveda bearing interest at 2.38%, with two principal payments of $375 plus interest due December 2009 and June 2010.  The first principal payment of $375 was received by the Company in December 2009.  Payments due under the note are subject to acceleration if DioGenix secures institutional investment or reaches a certain development milestone.  The remaining portion of the note has been recorded net of a discount of $11 for imputed interest as of December 31, 2009.  In addition, if DioGenix commercializes a diagnostic product or service for multiple sclerosis, DioGenix would pay the Company a royalty equal to 3.5% on net sales of such tests and services, capped at an aggregate of $1,500.  The Company and Nerveda have each agreed to indemnify the other for the breach by either of any representation, warranty, covenant or obligation made or undertaken pursuant to the agreement.  During 2008, the Company recorded a gain on the sale of DioGenix Inc. of $146.  Expenses and associated assets are not considered material and there was no revenue from this business recorded for during 2008.  The results for the Company’s molecular diagnostic business are included in the Company’s operating expenses from operations for 2008 up to the date of sale.

Note 4 – Property and equipment

Property and equipment includes the following as of December 31:

	2009	2008
Furniture	$3	$301
Computer and office equipment	345	857
Laboratory equipment	-	26
Leasehold improvements	10	316
	358	1,500
Less -- accumulated depreciation and amortization	(325)	(1,017)
Property and equipment, net	$33	$483

Depreciation expense was $102 and $772 for the years ended December 31, 2009 and 2008, respectively.

Note 5 – Long-term investments

In November 2003, the Company’s subsidiary, then named MetriGenix, Inc., sold substantially all of its assets to a privately held company (the “Buyer”, referred to herein as “Xceed Molecular Inc,” or “Xceed”, formerly MetriGenix).  In connection with the sale, the Company received convertible preferred stock of Xceed at the time representing 15% of the equity of Xceed.  The Company also received the right to appoint a person to the Board of Directors of the Buyer.  The Company accounted for its investment in Xceed using the cost method of accounting.  During 2008, the Company recorded a $2,964 write-down of the remaining book value of its investment in Xceed, due to an other-than-temporary decline in its estimated fair value caused by Xceed’s difficulty in obtaining capital, which significantly impacted the fair value of Xceed.  As of December 31, 2009 and 2008, all of the Company’s long-term investments have been written down to zero.

Note 6 – Intangible assets

Information regarding the Company’s intangible assets at December 31, comprised fully of patent costs, is as follows:

	2009	2008
Carrying amount	$735	$575
Accumulated amortization	9	2
Net carrying value	$726	$573

Amortization expense for the years ended December 31, 2009 and 2008 was $7 and $202, respectively.

Estimated future amortization expense for existing intangible assets is not significant since most patents costs are not related to issued patents as of December 31, 2009 and 2008 and therefore are not subject to amortization.

Note 7 – Debt

Debt as of December 31 consists of the following:

	2009	2008
Loan bearing interest at 5.0% per annum and due in
quarterly installments of $14 through June 2009	$-	$27
Loan bearing interest at 4.5% and due upon demand	450	450
Current debt	$450	$477

In January 2010, the Company reached a settlement agreement with the lender concerning repayment of the entire amounts due to the lender by the Company as of December 31, 2009 of $719, which consisted of a loan of $450 that was currently due upon demand, as well as repayment of a training program grant of $111 and accrued interest of $158 both of which are included in Other Accrued Expenses. Under the settlement agreement, the Company will repay a total of $383, of which $200 has been paid in February 2010 and the remaining $183 will be paid in September 2010, subject to the Company making the final payment by September 30, 2010. If the Company does not repay the total $383 by September 30, 2010, the total amount due will revert to $719. As the settlement was executed in 2010, no adjustment to the December 31, 2009 financial statements have been made herein.

Interest expense was $20 and $10 for the years ended December 31, 2009 and 2008, respectively.

Note 8 – Stockholders’ equity

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

As a result of the reorganization of the Company approved by the shareholders in October 2009, the authorized shares of Common Stock and Preferred Stock of the Company were reduced to 15,000,000 and 2,000,000, respectively.  In addition, all of the outstanding shares of Ore Pharmaceuticals Inc. were converted into shares of the Company.

Note 9 – Income taxes

The actual income tax expense for the years ended December 31, 2009 and 2008 is different from the amount computed by applying the statutory federal income tax rates to loss before income tax expense.  The reconciliation of these differences for the years ended December 31 is as follows:

	2009	2008
Tax benefit at federal statutory rate	$(2,850)	$(7,637)
State income taxes, net of federal income tax effect	(503)	(509)
Change in state tax rate	1,578	-
Other	120	113
Increase in valuation allowance	1,655	8,033
Income tax expense	$-	$-

The tax effect of cumulative temporary differences at December 31 is as follows:

	2009	2008
Deferred tax assets:
NOL and tax credit carryforwards	$123,603	$123,471
Capital loss carryforwards	2,894	286
Net loss in unconsolidated investee	-	3,259
Purchased research and development	2,249	2,244
Stock based compensation	681	571
Depreciation	185	2,527
Other	1,955	1,480
	131,567	133,838
Less -- valuation allowance	(131,567)	(133,838)
Net deferred tax assets	$-	$-

Deferred tax liabilities:
Other	$-	$-
Deferred tax liabilities	$-	$-

At December 31, 2009, net operating loss carryforwards (“NOLs”) for income tax purposes were $329,325.  The Company also has research and development tax credit carryforwards of $5,454 as of December 31, 2009.  The carryforwards, if not utilized, will expire in increments from 2010 through 2029.  Utilization of the net operating losses and credits may be subject to an annual limitation as provided by the Internal Revenue Code of 1986, and there can be no guarantee that such NOLs and tax credits will ever be fully utilized.  As a result of cumulative losses, the Company has recorded a full valuation allowance against its net deferred tax assets as management believes it is more likely than not that the assets will not be realizable.

On October 20, 2009, the Company entered into a Corporate Reorganization Transaction. This Reorganization was tax free under the Internal Revenue Code and resulted in the formation of a Holding Company with restrictions on ownership changes. The purpose of these restrictions is to hinder the possibility of an ownership change under Section 382 by limiting 5% ownership changes over a three year period.

The Company has considered its income tax positions, including any positions that may be considered uncertain by the relevant authorities in the jurisdictions in which the Company operates. As of December 31, 2009 and 2008, the Company had no uncertain tax positions and no unrecognized tax benefits. Potential interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. The Company has not incurred any penalties relating to income taxes recognized in the consolidated financial statements as of and for the years ended December 31, 2009 and 2008.

Note 10 – Commitments and contingencies

Operating Leases

The Company currently conducts its operations from a leased facility in Cambridge, Massachusetts, but remains liable for another subleased facility in Gaithersburg, Maryland, which it closed in 2009.  The term for the Cambridge, Massachusetts facility expires in June 2012 and for the Gaithersburg, Maryland facility the term expires in December 2013. The lease and sublease obligate the Company to pay rent and building operating costs.

Future minimum lease payments under sublease agreements for the years ending December 31 are as follows:

2010	308
2011	316
2012	231
2013	144
$999

Rent expense for the years ended December 31, 2009 and 2008 was $220 and $1,245, respectively.

In March 2009, the Company decided to close its Gaithersburg, Maryland facility.  In the second quarter of 2009, the Company vacated substantially all of that facility and recorded a non-cash accelerated lease expense and write-down of leasehold improvements and other related assets of $749.  In the fourth quarter, the Company completely vacated the facility and recorded non-cash accelerated lease expense of $43.

In 2008, the Company assigned its lease in Cambridge, Massachusetts to Agios Pharmaceuticals, Inc. (“Agios”), a privately held biopharmaceuticals company, and subleased from Agios a smaller space at that location for a term to expire on or before, at the Company’s election, June 30, 2009.  The Company remains liable under the lease in the event of Agios’ default on the balance of the term of the lease, which ends August 2013, that could amount to $4,195 at December 31, 2009. At the end of the term of its sublease with Agios on June 30, 2009, the Company relocated to another leased facility in Cambridge, Massachusetts.  The new leased space carries a three year term, with an option to extend for another three years.

Contingencies

The Company is subject to certain contingencies associated with DioGenix Inc. (see Note 3 – Sale of DioGenix Inc.) as well as the assignment of the Agios lease. In addition, the Company is the guarantor of two leases on properties in Gaithersburg, MD that are related to operations that the Company sold to Bridge Laboratories (“Bridge”) in 2006 and which are described below in Litigation as well as in Note 13 – Subsequent event.

Litigation

On January 28 and February 1, 2010, the Company received demand letters from the landlords of the properties located at 620 and 610 Professional Drive in Gaithersburg, Maryland, respectively (the “620 Landlord” and the “610 Landlord,” respectively, and collectively the “Landlords”), stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that the Company pay the amounts due pursuant to its guaranties of Bridge’s obligations under the leases.  On February 9, 2010, the Company received notice of service of process informing the Company that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland.  The complaint alleges that the Company breached its guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116,497.69 plus interest and further costs and expenses.  On March 1, 2010, the Company received notice of a service of process informing the Company that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by the Company and asserting current damages in an amount to be determined.  The Company estimates that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million.  The Company intends to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses.  This litigation is discussed further in Note 13 – Subsequent event.

Note 11 – 401(k) retirement plan

The Company has an Ore Pharmaceuticals Inc. 401(k) Retirement Plan (the “401(k) Plan”) for its employees under Section 401(k) of the Internal Revenue Code, as amended.  Under the 401(k) Plan, all employees 18 years of age or older are eligible, starting on the calendar quarter, to contribute up to 100% of their eligible compensation and, in the case of employees age 50 or older, make certain catch-up contributions, subject to maximum deferrals allowed under IRS regulations.  Employee contributions are 100% vested.  Beginning in 2008, the Company matching contributions increased to 100% of up to 3% of an employee’s eligible compensation and 50% of up to the next 2%.  Employees hired after January 1, 2008 are fully vested in the Company’s matching contributions.  The matching contributions, which are expensed, amounted to $56 and $229 in 2009 and 2008, respectively.

Note 12 – Stock-based compensation

At the Company’s annual meeting of stockholders held on October 20, 2009, the stockholders approved the 2009 Omnibus Equity Incentive Plan (“2009 Plan”).  The 2009 Plan replaces both the Company’s prior stock plans: 1997 Equity Incentive Plan and 1997 Non-Employee Directors’ Stock Option Plan (the “Prior Plans”).

2009 Plan

The 2009 Plan is administered by the Compensation Committee (the “Committee”) of the Company’s Board of Directors.  The Committee has full and final authority to grant stock options to employees, officers, directors, consultants and advisors providing service to the Company or an affiliate of the Company.  The 2009 Plan authorizes the following types of discretionary awards: annual incentive awards, incentive stock options, non-qualified stock options, performance awards (shares or units), restricted stock and stock appreciation rights.  The 2009 Plan currently authorizes grants for up to 700,000 shares of Common Stock, in addition to the number of shares remaining available under the Prior Plans or the number of shares that may become available due to expiration, cancellation or forfeiture under the Prior Plans.  The stock options granted under the 2009 Plan generally expire at the earlier of a specified period after termination of service or the date specified by the Committee at the date of grant, but not more than ten years from the date of grant.  At December 31, 2009, there were 310,000 shares available for issuance under the 2009 Plan and a total of 214,772 shares  available for issuance under the Prior Plans.

Stock Option Awards

The following is a summary of option activity for the year ended December 31, 2009:

	Shares Subject to
	Outstanding Options
			Weighted
		Per Share	Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
Balance at January 1, 2009	683,847	$24.10
Options granted	1,426,100	$0.53
Options exercised	-	$-
Options cancelled	(410,627)	$17.98
Balance at December 31, 2009	1,699,320	$5.80	6.3	$15
Vested and expected to vest at December 31, 2009	1,653,320	$5.94	8.5	$76

Options to purchase a total of 459,730 and 532,096 shares at December 31, 2009 and 2008, respectively, were exercisable.  The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $0.28 and $0.97, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model for the years ended December 31, 2009 and 2008 with the following assumptions:

	2009	2008
Expected volatility	69%-85%	61%-65%
Risk-free interest rate	0.44%-2.75%	2.53%-3.04%
Expected lives	5 years	3 years
Dividend rate	0%	0%

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of 2009 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009.  This amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

No stock option exercises occurred in 2009 or 2008.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Per Share		Per Share
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Price	2009	Life	Price	2009	Price
$0.35--$0.40	550,000	9.2 Years	$0.40	125,000	$0.40
$0.51--$0.66	561,100	9.5 Years	$0.56	-	$-
$0.73--$0.73	315,000	9.8 Years	$0.73	75,000	$0.73
$1.70--$314.38	273,220	4.0 Years	$33.30	259,730	$34.57
$0.35--$314.38	1,699,320	8.6 Years	$5.80	459,730	$19.76

As of December 31, 2009, $316 of total unrecognized compensation cost related to stock option awards is expected to be recognized over a weighted-average period of 1.6 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Restricted Stock Awards

During 2007, the Committee approved grants for shares of restricted stock under the Prior Plans subject to certain performance- or time-based vesting conditions which, if not met, would result in forfeiture of the shares and reversal of any previously recognized related stock-based compensation expense.

The following is a summary of restricted stock awards activity for the year ended December 31, 2009:

Per Share
Weighted-
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2009	10,000	$6.15
Restricted stock granted	-	$-
Restricted stock vested	-	$-
Restricted stock forfeited	(10,000)	$6.15
Outstanding at December 31, 2009	-	$-

Performance-based non-vested share awards are recognized as compensation expense over the expected vesting period based on the fair value at the date of grant and the number of shares ultimately expected to vest.  The shares of restricted stock outstanding at December 31, 2008 would only vest if certain performance milestones are achieved, which the Company did not believe was probable.  During 2009, 10,000 shares of restricted stock award forfeited as the performance milestones was not achieved.  The reversal of the stock-based compensation expense associated with the 10,000 shares was recognized during 2008 since the Company had previously considered the vesting of these awards not to be probable.

Note 13 – Subsequent event

Litigation

On April 1, 2003, a predecessor entity to the Company executed two Guaranties of Lease (the “Guaranties”), pursuant to which it guaranteed the payment and performance obligations of its wholly owned subsidiary, GLA II Corp. (“GLA”), under two office leases (the “GLA Leases”) with GLA’s landlords (the “610 Landlord” and the “620 Landlord” and together, the “Landlords”).  The GLA leases were ultimately assigned to the Company’s wholly owned subsidiary, Gene Logic Laboratories Inc. (“GLL”).

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2006, on December 15, 2006, the Company entered into a stock purchase agreement with Bridge Pharmaceuticals Inc. (“Bridge”) pursuant to which the Company sold all of the outstanding capital stock of GLL to Bridge (the “Stock Purchase Agreement”). In connection with the Stock Purchase Agreement, GLL became a wholly owned subsidiary of Bridge and the GLA Leases were assigned to Bridge.

In connection with the Stock Purchase Agreement, the Company agreed to continue to guarantee the obligations of Bridge pursuant to the Guaranties until such time as replacement guaranties acceptable to the Landlords were delivered to the Landlords.  In the event replacement guaranties were not accepted by the Landlords, then Bridge agreed to indemnify the Company against any action by the Landlords to assert claims against the Company under the Guaranties.  The Company believes that its Guaranties remain in effect and that Bridge remains obligated to provide indemnification to the Company in relation to the Guaranties.

On January 28 and February 1, 2010, the Company received demand letters from the Landlords, stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that the Company pay the amounts due pursuant to the Company’s guaranties of Bridge’s obligations under the leases.  On February 9, 2010, the Company received notice of service of process informing the Company that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland.  The complaint alleges that the Company breached its guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116,497.69 plus interest and further costs and expenses.  On March 1, 2010, the Company received notice of a service of process informing the Company that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by the Company and asserting current damages in an amount to be determined.  The Company estimates that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million.  The Company intends to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses.

The Company has established a loss reserve as of December 31, 2009 to account for the estimated potential costs related to these Guarantees.  The Company intends to defend itself as well as to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the GLA Leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the GLA Leases and other costs and expenses.

Delisting from NASDAQ Capital Market

In September 2009, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) that its stock would be subject to delisting if it did not regain compliance by having a closing bid price equal or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  On March 16, 2010, the Company was further notified by Nasdaq that it had not regained compliance and that trading in the Company’s stock would be suspended on March 25, 2010 in the event it did not submit an appeal to Nasdaq.  The Company determined not to submit an appeal and, as a result, trading in its stock on The Nasdaq Capital Market was suspended on March 25, 2010, and will be delisted thereafter.  The Company is currently undertaking efforts to have its stock publicly traded on the OTC Bulletin Board or in the “Pink Sheets”, although there is no assurance it will be able to accomplish that goal.