Form 10-K/A
period 2009-12-31
ORE PHARMACEUTICAL HOLDINGS INC.
filed 2010-04-29
CIK 1043914

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES   ☐   NO   

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

As of April 28, 2010, a total of 5,473,519, shares of the Registrant’s Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference
None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed by Ore Pharmaceutical Holdings Inc. to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (“Initial Report”). We are amending the Initial Report to include information originally intended to be incorporated by reference from our Definitive Proxy Statement for our next annual meeting of stockholders pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that we intended to file with the SEC no later than 120 days following our fiscal year end.

Because we will not be filing our Definitive Proxy Statement by the end of 120 days following our 2009 fiscal year end as originally intended, we are hereby filing this Amendment No. 1 to provide the information we originally intended to incorporate by reference in our Initial Report. Such information is the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K.  In addition, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. Pursuant to Rule 12b-15 under the Exchange Act, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below, and Part IV is amended to add the certifications set forth in such exhibit list to be filed herewith. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

Except for the addition of the Part III information and the filing of the certifications noted above, no other changes have been made to the Initial Report. Except as otherwise expressly provided herein, this Amendment No. 1 does not reflect events occurring after the date of the Initial Report or modify or update those disclosures affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with the Initial Report and our other filings with the SEC.

As used in this Amendment No. 1, unless the context otherwise requires, references to “Ore,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceutical Holdings Inc.

PART III

Part III of our Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth, as of April 23, 2010, information regarding our current Directors and executive officers.

Directors and Executive Officers	Age	Director Since	Expiration of Term	Current Positions Held	Other Public Company Positions Held During Last 5 Years (disclosure provided for Directors only)

Mark J. Gabrielson*	54	2007	2010	Director, President and Chief Executive Officer

David L. Urdal, Ph.D.	60	2007	2010	Director	Chief Scientific Officer, Senior Vice President and Director (1995 – present), Dendreon Corporation (NASDAQ: DNDN)

J. Stark Thompson, Ph.D.	68	2002	2011	Chairman of the Board of Directors	Director (2005 – 2009), Luminex Corporation (NASDAQ: LMNX)

G. Anthony Gorry, Ph.D.	69	1997	2012	Director

Benjamin L. Palleiko*	44	NA	NA	Senior Vice President and Chief Financial Officer

Stephen Donahue, M.D.*	46	NA	NA	Senior Vice President, Clinical Development

* Effective April 26, 2010, Mr. Gabrielson, Mr. Palleiko, and Dr. Donahue resigned from their positions as our executive officers and employees in connection with our entry into a Management Services Agreement with p-Value Capital Management, LLC on April 14, 2010, and were immediately thereafter appointed by our Board of Directors to serve in the same positions from which each had resigned.  Mr. Gabrielson, Mr. Palleiko, and Dr. Donahue are no longer employed by Ore Pharmaceutical Holdings Inc., but are seconded to Ore Pharmaceutical Holdings Inc. by p-Value Capital Management, LLC, of which each is a member, under the terms of the Management Services Agreement.  The Management Services Agreement is described below under the heading “Transactions with Related Persons – Management Services Agreement.”

Set forth below is biographical information for the Directors and executive officers. Each biography of our Directors includes information regarding the specific experience, qualifications, attributes or skills that led the Corporate Governance and Nominating Committee and our Board of Directors to determine that each such Director should serve as a member of our Board of Directors as of the date of this report.

Mark J. Gabrielson was appointed President and Chief Executive Officer of Ore on March 2, 2009.  Mr. Gabrielson also served as our Chief Financial Officer from April 6, 2009 to July 15, 2009. Mr. Gabrielson has served as a Director of Ore since April 2007. Since January 2008, Mr. Gabrielson has been a founder and Managing Member of p-Value Capital, LLC, an alternative asset management firm focused on assembling and financing portfolios of clinical stage pharmaceutical and biopharmaceutical products. Mr. Gabrielson also is a co-founder and, until March 31, 2010, was a Director of Pulmatrix Inc., a privately held venture capital financed company developing inhalant technologies to help control respiratory infectious disease. From March 2003 until January 2008, Mr. Gabrielson served as the Chief Executive Officer of Pulmatrix Inc. From 1999 until December 2003, Mr. Gabrielson was a founder and Managing Member of Fordyce & Gabrielson LLC, a private investment management firm where he led a series of investments in early stage technology-intensive companies, including Pulmatrix.  From 1990 to 1999, Mr. Gabrielson was a General Partner of Prince Ventures LP, a venture capital management firm focused on investments in medicine and life sciences where he served on numerous public and private company Boards of Directors. The Prince Ventures portfolio companies included Genentech, Applied Biosystems, Centocor, Inhale Therapeutic Systems, Regeneron Pharmaceuticals and others. Prior to Prince Ventures, Mr. Gabrielson had a successful twelve year career at SmithKline Corporation in a variety of marketing and business development roles of increasing responsibility in domestic and global pharmaceuticals.  Mr. Gabrielson holds an A.B. degree from Princeton University.  We believe Mr. Gabrielson’s qualifications to serve on our Board of Directors include his experience as a venture capital investor focused on life science companies and his experience as a senior executive.

David L. Urdal, Ph.D. has served as a Director since April 2007. Dr. Urdal has been Chief Scientific Officer and a Director of Dendreon Corporation (NASDAQ: DNDN) since July of 1995. Dr. Urdal has served Dendreon as Senior Vice President since June 2004, and since January 2006, he has been responsible for Regulatory Affairs, Quality, and Manufacturing in addition to Research & Development. Prior to June 2004, he served in various other capacities at Dendreon, including as President and as Vice Chairman of Dendreon’s Board of Directors. Dendreon is focused on the discovery, development and commercialization of targeted therapies for cancer. The company is best known for the development of the active cellular immunotherapy product Provenge® for the treatment of men with late stage prostate cancer.  From 1982 to 1995, Dr. Urdal held various positions with Immunex Corporation, including President of Immunex Manufacturing Corporation, Vice President and Director of Development, and Head of the Departments of Biochemistry and Membrane Biochemistry.  At Immunex, Dr. Urdal participated in the discovery, development and commercialization of hematopoietic growth factors, cytokines and cytokine receptors, such as GM-CSF (Leukine®) and TNF-receptor (Enbrel®). Dr. Urdal is a biochemist by training with 16 patents and 79 publications in the areas of molecular and tumor immunology. He received a B.S. in Zoology, an M.S. in Public Health and a Ph.D. in Biochemical Oncology from the University of Washington. Dr. Urdal also serves as a Director of VLST Corporation, a privately held biopharmaceutical development company. We believe Dr. Urdal’s qualifications to serve on our Board of Directors include his experience as a senior executive and Director in public life science companies and his technical expertise as a scientist.

J. Stark Thompson, Ph.D. has been non-executive Chairman of the Board of Ore since November 2004 and has served as a Director since February 2002. From 1988 until his retirement in November 2000, Dr. Thompson served as the President, Chief Executive Officer and Director of Life Technologies, Inc. (NASDAQ: LTEK), a developer, manufacturer and supplier of products and services for life science research.  Life Technologies, Inc. was acquired by Invitrogen in July 2000 for $1.9 billion.  Prior to joining Life Technologies, Inc., he spent twenty one years in roles of increasing responsibility with the DuPont Company, including several years as Business Director for the company’s Clinical Systems Division. Dr. Thompson served on the Board of Luminex Corporation (NASDAQ: LMNX) from 2005 to June 2009, and currently serves on the Boards of Naurex Inc and MaxCyte Inc., two privately-held companies.  Dr. Thompson received a BS degree from Muskingum University and MSc and PhD degrees in Physiological Chemistry from the Ohio State University.  We believe Dr. Thompson’s qualifications to serve on our Board of Directors include his experience as a senior executive and Director in public life science companies and his knowledge of our financial statements and operations as Chairman of our Audit Committee.

G. Anthony Gorry, Ph.D. has served as a Director since January 1997. Since March 2001, Dr. Gorry has been the Friedkin Professor of Management and Professor of Computer Science at Rice University, where he also directs a pre- and postdoctoral training grant in biomedical informatics funded by the National Library of Medicine. He is also Adjunct Professor of Neuroscience at Baylor College of Medicine. He was previously a professor at the Massachusetts Institute of Technology, Vice President for Information Technology at Baylor College of Medicine and Vice President for Graduate Studies Research and Information Technology at Rice University. He is a member of the Institute of Medicine of the National Academy of Sciences. Dr. Gorry was the founder and chairman of The ForeFront Group, Inc., a publicly traded software development company, until its acquisition by CBT Systems. He was also a Director of AirLogix, Inc., a leader in respiratory disease management, until its acquisition by Centene Corporation. He has consulted with many businesses on the strategic use of information technology. Dr. Gorry holds a B.Eng. from Yale University, an M.S. in chemical engineering from the University of California, Berkeley and a Ph.D. in computer science from the Massachusetts Institute of Technology. We believe Dr. Gorry’s qualifications to serve on our Board of Directors include his experience as a professor and business consultant and his experience as the founder, chairman and Director of a public company.

Benjamin L. Palleiko was appointed Senior Vice President and Chief Financial Officer of Ore in July 2009.  Prior to joining Ore, Mr. Palleiko served as Principal of Intrepid Merchant Partners, LLC, a healthcare advisory and investments firm he founded in March 2006.  From June 2006 to January 2009, Mr. Palleiko was Senior Vice President, Corporate Development and Chief Financial Officer of Penwest Pharmaceuticals Co., a publicly held specialty pharmaceuticals company.  From March 2003 to March 2006, Mr. Palleiko served as Director, Head of Life Sciences Investment Banking at Suntrust Robinson Humphrey, an investment bank.  From 2000 to 2002, he was Vice President, Investment Banking at Robertson Stephens, Inc.  Mr. Palleiko holds a MBA in Finance and a MA in International Relations from the University of Chicago, and a BA in Quantitative Economics from Tufts University.  He is a veteran of the US Navy, with 14 years of active and reserve service as a Naval Aviator.

Stephen Donahue, M.D. has served as the Senior Vice President of Clinical Development for Ore since July 2007. His background includes all phases of clinical drug development and regulatory affairs. Prior to joining Ore, from 2004 to 2007, Dr. Donahue was Vice President, Clinical Research and Regulatory Affairs at Predix Pharmaceuticals, which merged with EPIX Pharmaceuticals in August 2006. At Predix, he headed clinical development in therapeutic areas of neurology, psychiatry, pulmonary and metabolism. Dr. Donahue previously was Medical Director, Clinical Research, Atherosclerosis and Metabolism for Merck & Co., Inc. and held positions with Bristol-Myers Squibb in the departments of Clinical Design/Evaluation and Clinical Pharmacology. Dr. Donahue has worked on a number of approved drugs, including pravastatin, metformin and ezetimibe/simvastatin. Dr. Donahue holds an A.B. from Brown University, an M.D. from Georgetown University and was an NIH Fellow in Clinical Pharmacology at Georgetown. He has achieved board certifications in both Internal Medicine and Clinical Pharmacology.

There are no family relationships among any of our executive officers and Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Ore Pharmaceutical Holdings Inc. Officers, Directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, in 2009, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all reports required by Section 16(a) with respect to our officers, Directors and beneficial owners of greater than ten percent of our stock were filed timely except that two reports, covering an aggregate of four transactions, were filed late by Mr. Gabrielson, and an initial report of ownership was filed late by Dr. Donahue and by Mr. Dunne.

CODE OF ETHICS

The Board of Directors has adopted a code of ethics, applicable to all Directors and to all of our employees, including our chief executive officer, chief financial officer, principal accounting officer and controller, and any other senior financial officers. The code of ethics is available on our website at www.orepharma.com. If there are any future amendments to, or waivers from, the provisions of the code of ethics applicable to the chief executive officer, chief financial officer, principal accounting officer and controller or any senior financial officer, or to any other persons with respect to whom disclosure of such an amendment or waiver is required by applicable rules and regulations, the disclosure obligations with respect to any such amendment or waiver will be made, to the extent permitted, by posting such information on our website at www.orepharma.com.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors is currently composed of three non-employee Directors, Dr. Thompson (Chairman) and Drs. Gorry and Urdal, each of whom is independent under the current independence standards promulgated by the SEC and the rules of the Nasdaq Stock Market (“NASDAQ”).  Although Ore was delisted from  NASDAQ effective April 2010, and therefore no longer required to comply with its rules as a listed issuer, we have applied NASDAQ’s definition of independence for purposes of providing this disclosure in this Amendment No. 1.  Mr. James W. Fordyce was Chairman of the Audit Committee from December 16, 2009 until his resignation from the Board of Directors on February 12, 2010.  In 2009, Mr. Gabrielson served on the Audit Committee until March 2, 2009, when he became Chief Executive Officer.

Our Board of Directors has determined that Dr. Thompson is an “audit committee financial expert,” as defined under the rules of the SEC. In making this determination, our Board of Directors considered the overall knowledge, experience and familiarity of Dr. Thompson with accounting matters, in analyzing and evaluating financial statements, and his experience as a senior executive and Director in public life science companies. The Audit Committee is governed by a written charter approved by the Board of Directors, a copy of which is available on our website at www.orepharma.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2009 and 2008, as applicable, to our Named Executive Officers, comprised of (1) our current President and Chief Executive Officer, (2) our former President and Chief Executive Officer, (3) our two next most highly compensated current executive officers who earned more than $100,000 during the fiscal year ended December 31, 2009, and (4) two of our former executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(6)	Option Awards ($) (7)	All Other Compensation ($)(8)	Total ($)

Mark J. Gabrielson President and Chief Executive Officer* (1)	2009	166,667	-	105,000	1,417	273,084
Benjamin L. Palleiko Senior Vice President and Chief Financial Officer*(2)	2009	99,356	51,600	76,800	3,150	230,906
Charles L. Dimmler, III Former President and Chief Executive Officer (3)	2009	159,851	-	-	440,906	600,757
	2008	425,000	59,500	47,040	28,859	560,399
Stephen Donahue, M.D. Senior Vice President, Clinical Development*	2009	295,000	44,625	41,000	9,250	389,875
Christopher T. Dunne Former Senior Director of Finance (4)	2009	142,820	15,877	6,600	214,672	379,969
Philip L. Rohrer, Jr. Former Chief Financial Officer (5)	2009	109,934	275,000	9,900	50,971	445,805
	2008	275,000	137,500	23,520	10,058	446,078

* Effective April 26, 2010, Mr. Gabrielson, Mr. Palleiko, and Dr. Donahue resigned from their positions as our executive officers and employees in connection with our entry into a Management Services Agreement with p-Value Capital Management, LLC on April 14, 2010, and were immediately thereafter appointed by our Board of Directors to serve in the same positions from which each had resigned.  Mr. Gabrielson, Mr. Palleiko, and Dr. Donahue are no longer employed by Ore Pharmaceutical Holdings Inc., but are seconded to Ore Pharmaceutical Holdings Inc. by p-Value Capital Management, LLC, of which each is a member, under the terms of the Management Services Agreement.  The Management Services Agreement is described below under the heading “Transactions with Related Persons – Management Services Agreement.”

(1)	Mr. Gabrielson was appointed our President and Chief Executive Officer on March 2, 2009.

(2)	Mr. Palleiko was appointed our Senior Vice President and Chief Financial Officer on July 15, 2009.

(3)	Mr. Dimmler served as our President and Chief Executive Officer from March 2007 until his departure in March 2009.

(4)	Mr. Dunne served as our Senior Director of Finance through his departure in July 2009.

(5)	Mr. Rohrer served as our Chief Financial Officer from 1999 until his departure in March 2009.

(6)
Amounts consist of retention incentive cash  payments earned in 2009 of $22,125, $8,877 and $275,000 to Dr. Donahue, Mr. Dunne, and Mr. Rohrer, respectively, and earned in 2008 of $137,500 to Mr. Rohrer under the terms of the executives’ respective employment arrangements.  Dr. Donahue’s total also includes the bonus earned in 2009 and paid in 2010 of $22,500 under Ore’s 2009 performance year incentive compensation plan.   Mr. Dunne’s total also reflects a $7,000 bonus equal to 10% of the proceeds of the sale of certain of Ore’s fixed assets during 2009.  Mr. Palleiko’s amount consists of the bonus earned in 2009 and paid in 2010 under Ore’s 2009 performance year incentive compensation plan.  Mr. Dimmler’s amount consists of the bonus earned in 2008 and paid in 2009 under Ore’s 2008 performance year incentive compensation plan.

(7)
These amounts represent the aggregate grant date fair value of option awards granted during fiscal years 2009 and 2008, computed in accordance with FASB ASC Topic 718. The grant date fair value of performance awards is determined based on the probable outcome of such performance conditions as of the grant date. The grant date fair value of performance awards assume that the highest level of performance associated with the award is probable.  A discussion of the assumptions used in determining the grant date fair value of the option awards may be found in Note 12 to our Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 (and filed with the Initial Report).

(8)
Comprises the compensation and benefits provided to the Named Executive Officers detailed in the following table, which are in addition to benefits available to all of our employees.  Although our matching contribution under our 401(k) plan is available to all participating employees, the table also includes the specific matching contribution provided to each of the Named Executive Officers.

Name and Principal Position	Year	Severance ($)	Consulting Payments ($)	Enhanced Life Insurance ($)(1)	Enhanced Disability ($)(2)	401(k) Match ($)(3)	Additional Payments ($)	Total ($)
Mark J. Gabrielson President and Chief Executive Officer	2009	-	-	-	-	1,417	-	1,417
Benjamin L. Palleiko Senior Vice President and Chief Financial Officer	2009	-	-	-	-	2,150	1,000	3,150
Charles L. Dimmler, III Former President and Chief Executive Officer	2009	425,000	-	-	-	7,938	7,968 (4)	440,906
	2008	-	-	470	342	9,200	18,847 (4)	28,859
Stephen Donahue, M.D. Senior Vice President, Clinical Development	2009	-	-	-	-	8,250	1,000	9,250
Christopher T. Dunne Former Senior Director of Finance	2009	139,986	70,663	-	-	3,723	300	214,672
Philip L. Rohrer, Jr. Former Chief Financial Officer	2009	-	39,420	-	-	11,551	-	50,971
	2008	-	-	516	342	9,200	-	10,058

(1)	Additional premium paid to increase the Named Executive Officer’s life insurance coverage.

(2)	Additional premium paid to increase the limit on benefits under the Named Executive Officer’s short and long-term disability coverage.

(3)	The 401(k) matching contribution is available to all employees.

(4)	The amount reflects personal travel and living expenses reimbursed by Ore due to the location of Mr. Dimmler’s residence.

Employment Agreements with our Named Executive Officers

We had employment agreements in effect during 2009 with each of our Named Executive Officers, all of which have been terminated due to the departure of Messrs. Dimmler, Dunne, and Rohrer in 2009, and the resignations of Messrs. Gabrielson and Palleiko and Dr. Donahue in April 2010 in connection with our entry into the Management Services Agreement with p-Value Capital Management, LLC described below under the heading “Transactions with Related Persons – Management Services Agreement.”

Each of these agreements typically provided for payment of salary and specified annual bonus or incentive cash compensation. In the event of termination by us without “cause”, the executive officer would receive certain payments as described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’.”  The agreements also included a separate Proprietary Information and Inventions Agreement in which the executive officer agreed to protect our intellectual property and to disclose and assign to us ownership of any inventions made by the executive officer during his employment with us that relate to our business. The agreements provided that the executive officer was an "at-will" employee and that his employment could be terminated at any time with or without cause.

Mark J. Gabrielson, President and Chief Executive Officer

In connection with Mr. Gabrielson’s appointment as our President and Chief Executive Officer on March 2, 2009, we entered into a letter agreement with Mr. Gabrielson that provided for an initial annual base salary of $200,000, with a potential increase of $100,000 to $300,000 based upon our consummation of a financing of at least $10 million of net working capital, plus $10,000 for each additional $1 million of net working capital up to a maximum of $400,000 per year. As our chief executive officer, Mr. Gabrielson was entitled to the benefits available to our other senior executives. In connection with his appointment, on March 2, 2009, Mr. Gabrielson was granted an option to purchase 500,000 shares of our Common Stock, exercisable at $0.40 per share, the fair market value on the date of grant under our 1997 Equity Incentive Plan (the “1997 Plan”), vesting as follows:

●	300,000 shares, vest in 24 equal monthly increments over the two years after the grant date beginning on March 31, 2009;

●	200,000 shares vest upon a financing of at least $10 million of net working capital provided that the financing occurs by March 1, 2011; and

●	All options will vest upon a qualified “change of control” (as defined in the agreement).

Mr. Gabrielson’s options have a 10-year term from the date of grant and the equity grant is subject to the other terms and conditions of the 1997 Plan and the standard form of stock option agreement thereunder. The stock option is an incentive stock option under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) to the maximum extent permitted by  law and the 1997 Plan.

In addition, we agreed to pay Mr. Gabrielson a special incentive cash bonus if, by March 1, 2011, we consummated directly or, in some instances, indirectly a financing of at least $10 million.  Such bonus was to  be paid in cash immediately following  our receipt of the net working capital proceeds of such financing and was to be in an amount equal to one half of one percent (0.5%) of the net working capital proceeds received.

As discussed below under the heading “Transactions with Related Persons – Management Services Agreement,” in connection with our entry into a Management Services Agreement with p-Value Capital Management, LLC on April 14, 2010, Mr. Gabrielson resigned as our President and Chief Executive Officer, effective April 26, 2010, at which time his employment agreement with us was terminated.  Although Mr. Gabrielson is no longer an employee of Ore, he is seconded to Ore by p-Value Capital Management, LLC, of which he is a member, under the terms of the Management Services Agreement, and was appointed to serve as our President and Chief Executive Officer by our Board of Directors immediately following his resignation as our employee, effective April 26, 2010.

Benjamin L. Palleiko, Senior Vice President and Chief Financial Officer

In July 2009, we entered into a letter agreement with Mr. Palleiko in connection with the commencement of his employment with us as Senior Vice President and Chief Financial Officer, effective as of July 15, 2009.  The agreement provided for an initial annual base salary of $215,000 per year, subject to upward adjustment to a minimum of $295,000 upon our achievement of a financing of at least $10 million in net working capital, and participation in all of our standard executive compensation and benefit programs as in effect from time to time and as determined by the Compensation Committee of our Board of Directors.  Mr. Palleiko was also eligible to receive annual incentive cash compensation under our 2009 incentive compensation plans, with a target of 40% of his annual base compensation for the year, with the actual amount to be determined by our Compensation Committee of the Board of Directors and based on actual performance against targets to be set in advance. In connection with the commencement of his employment, Mr. Palleiko was granted the following equity awards under the 1997 Plan:

●
an option to purchase 115,000 shares of our Common Stock, exercisable at $0.55 per share, the fair market value on the date of grant.  Of these option shares, 28,750  shares will vest on July 15, 2010, and the balance of the option will vest in equal monthly increments over the two years commencing on July 31, 2010; and

●
an option to purchase 125,000 shares of our Common Stock, exercisable at $0.55 per share, the fair market value on the date of grant, that will vest upon a financing of at least $10 million in net working capital, provided that the financing occurs by July 15, 2011.

Mr. Palleiko’s options have a 10-year term from the date of grant and are subject to the other terms and conditions of the 1997 Plan and the standard forms of stock option agreement thereunder. The stock options are incentive stock options under Section 422 of the Code to the maximum extent permitted by law and the 1997 Plan.

As discussed below under the heading “Transactions with Related Persons – Management Services Agreement,” in connection with our entry into a Management Services Agreement with p-Value Capital Management, LLC on April 14, 2010, Mr. Palleiko resigned as our Senior Vice President and Chief Financial Officer, effective April 26, 2010, at which time his employment agreement with us was terminated.  Although Mr. Palleiko is no longer an employee of Ore, he is seconded to Ore by p-Value Capital Management, LLC, of which he is a member, under the terms of the Management Services Agreement, and was appointed to serve as our Senior Vice President and Chief Financial Officer by our Board of Directors immediately following his resignation as our employee, effective April 26, 2010.

Charles L. Dimmler, III, Former President and Chief Executive Officer

We entered into an employment agreement with Mr. Dimmler, our former Chief Executive Officer, effective as of March 21, 2007, the date of his appointment as Chief Executive Officer, which was subsequently amended. Under the terms of the agreement in effect in 2008 and until his departure in March 2009, Mr. Dimmler received an annual base salary of $425,000, benefits available to our other senior executives and was eligible to receive a potential incentive compensation payment equal to 40% of his salary under our 2008 incentive compensation plan if 100% of the targets under this plan were achieved; in 2008, Mr. Dimmler received $59,500 under the 2008 incentive compensation plan. During his employment with us, Mr. Dimmler was granted the following equity awards under the 1997 Plan:

●
An option to purchase 24,000 shares of our Common Stock, exercisable at $6.85 per share, the fair market value on the date of grant, vesting in four equal increments of 6,000 shares each, beginning on July 9, 2007 (the date of grant) and on each of the next three anniversaries of the date of grant, and of which, 12,000 shares vested (which were subsequently cancelled on June 30, 2009) and 12,000 shares were forfeited as of March 31, 2009, the date of his departure;

●
an option to purchase 47,040 shares of our Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009, of which  23,520 shares vested (which were subsequently cancelled on June 30, 2009) and 23,520 shares were forfeited as of March 31, 2009, the date of his departure;

●	10,000 shares of restricted stock that vested on March 21, 2008;

●
5,000 shares of restricted stock, vesting upon achievement of a performance target related to our development of a  compound on or before March 31, 2008, which target was not achieved and the grant lapsed;

●
6,000 shares of restricted stock, vesting upon achievement of a performance target related to development of a repositioned compound by a third-party drug repositioning partner on or before March 31, 2008, which target was not achieved and the grant lapsed; and

●	5,000 shares of restricted stock, vesting upon completion of a significant transaction with respect to the Genomics Division prior to December 31, 2008, which target was achieved.

Mr. Dimmler’s options had a 10-year term from the date of grant and were subject to the other terms and conditions of the 1997 Plan and the standard forms of stock option and restricted stock grant agreements thereunder. The stock options were incentive stock options under Section 422 of the Code to the maximum extent permitted by law and the 1997 Plan.

We also agreed to reimburse Mr. Dimmler for transition costs of commuting from his principal residence and staying at our locations and other reasonable and necessary business expenses.

In March 2009, Mr. Dimmler was terminated without cause and received certain payments upon his termination described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’” and quantified above in the Summary Compensation Table.

Stephen Donahue, M.D., Senior Vice President, Clinical Development

We entered into an employment agreement with Dr. Donahue, Senior Vice President of Clinical Development, effective as of July 23, 2007. The agreement provided for an initial annual base salary of $295,000, and a potential incentive compensation payment equal to 40% of his salary under our 2008 and 2009 incentive compensation plans if 100% of the targets under these plans were achieved.  During his employment with us, Dr. Donahue was granted the following equity awards under the 1997 Plan:

●
In 2007, an option to purchase 20,000 shares of our Common Stock, exercisable at $6.85 per share, the fair market value on the date of grant, vesting in 48 equal monthly increments, beginning on July 31, 2007;

●
In 2007, 8,000 shares of restricted stock, vesting upon achievement of performance targets related to the development of our compounds on or before July 29, 2009, of which 4,000 shares were vested and 4,000 shares were cancelled;

●
In 2007, 6,000 shares of restricted stock, vesting upon achievement of a performance target related to development of two repositioned compounds by third-party drug repositioning partners on or before July 29, 2009, of which 6,000 shares were cancelled;

●
In 2008, an option to purchase 23,520 shares of our Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009;

●
In 2009, an option to purchase 50,000 shares of our Common Stock, exercisable at $0.35 per share, the fair market value on the date of grant, 25% of which vests on the first anniversary of the date of grant and the remaining 75% of which vest in 24 equal monthly increments beginning on the first anniversary of the date of grant and continuing for the next two years; and

●
In 2009, an option to purchase 100,000 shares of our Common Stock, exercisable at $0.55 per share, the fair market value on the date of grant, that will vest upon a financing of at least $10 million in net working capital, provided that the financing occurs by June 9, 2011.

Dr. Donahue’s options have a 10-year term from the date of grant and are subject to the other terms and conditions of the 1997 Plan and the standard forms of stock option and restricted stock grant agreements thereunder. The stock options are incentive stock options under Section 422 of the Code to the maximum extent permitted by law and the 1997 Plan.

As discussed below under the heading “Transactions with Related Persons – Management Services Agreement,” in connection with our entry into a Management Services Agreement with p-Value Capital Management, LLC on April 14, 2010, Dr. Donahue resigned as our Senior Vice President, Clinical Development, effective April 26, 2010, at which time his employment agreement with us was terminated.  Although Dr. Donahue is no longer an employee of Ore, he is seconded to Ore by p-Value Capital Management, LLC, of which he is a member, under the terms of the Management Services Agreement, and was appointed to serve as our Senior Vice President, Clinical Development by our Board of Directors immediately following his resignation as our employee, effective April 26, 2010.

Christopher T. Dunne, Former Senior Director of Finance

We entered into an employment agreement dated April 2, 2008, as amended, with Mr. Dunne, our former Senior Director of Finance. The agreement provided for an initial annual base salary of $177,543 and a potential incentive compensation payment equal to 20% of his salary under our 2008 incentive compensation plan if 100% of the targets under this plan were achieved.

We entered into a new employment agreement with Mr. Dunne, effective as of April 30, 2009, under which the previous employment agreement dated April 2, 2008 was terminated and under which Mr. Dunne continued his at-will employment with us with the same salary and same potential incentive compensation payment (20% of his salary), if Mr. Dunne was employed by us on December 31, 2009.  Under the April 2009 agreement, Mr. Dunne was eligible to earn a bonus equal to 10% of the proceeds of the sale of any of our fixed assets or other saleable fixtures.  Mr. Dunne was to be included in our Executive Severance Plan only to the extent that his employment was terminated as a result of a change of control of Ore. In connection with his termination without cause as of July 31, 2009, Mr. Dunne received certain payments described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’.”

Philip L. Rohrer, Jr., Former Chief Financial Officer

Mr. Rohrer served as our Chief Financial Officer from October 1999 until he was terminated without cause effective March 31, 2009. Mr. Rohrer’s employment agreement in effect in 2008 provided for an annual base salary of $275,000 and had a term that expired on December 31, 2009. Mr. Rohrer was entitled to and received a guaranteed bonus of $137,500 in 2008. On January 14, 2009, we entered into a new employment agreement with Mr. Rohrer upon the expiration of his existing agreement.  Under the terms of the new agreement, Mr. Rohrer’s annual base salary remained unchanged at a rate of $275,000, although the agreement provided for a mutually agreed reduction of his workweek to 30 hours at such time as his full-time activity is not needed and a pro rata adjustment of his salary and accrual of paid time off during any such periods of reduced work. Under the terms of the new agreement, it was agreed that Mr. Rohrer would not receive any incentive compensation payment (bonus) for 2009, except in connection with a change of control as described below.  Mr. Rohrer was entitled to receive retention incentive cash payments at the end of each of the first three calendar quarters of 2009 of $91,666.67, provided he was employed by us at the end of each such quarter.  Under the terms of the agreement, if Mr. Rohrer’s employment was terminated other than for cause or was terminated by Mr. Rohrer for good reason and if it were not in connection with a change of control, any unpaid retention payments would accelerate and be paid upon his departure and we would pay certain health insurance premiums and provide outplacement services, but he would not be entitled to any other severance payment. In 2008, Mr. Rohrer received an option to purchase 23,520 shares of our Common Stock, exercisable at $2.20 per share, the fair market value on the date of grant, vesting in two equal increments on December 31, 2008 and December 31, 2009.  The unvested portion of his option was forfeited upon his termination without cause as of March 31, 2009 and the vested portion was subsequently cancelled on June 30, 2009.  In connection with his termination without cause as of March 31, 2009, Mr. Rohrer received certain payments described below under “Potential Payments upon Termination or Change in Control – Termination by Company Without ‘Cause’” and quantified above in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2009

The following table shows grants of stock options outstanding on the last day of the fiscal year ended December 31, 2009, including both awards subject to performance conditions and non-performance-based awards, held by each of the Named Executive Officers listed in the Summary Compensation Table.  There were no unvested stock awards held by the Named Executive Officers outstanding at December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mark J. Gabrielson	3,000* 3,000* - 125,000	3,000*(2) - - 175,000(4)	- - 200,000(3) -	11.45 1.70 0.40 0.40	4/8/2017 5/22/2018 3/2/2019 3/2/2019
Benjamin L. Palleiko	- -	115,000(5) -	- 125,000(6)	0.55 0.55	7/14/2019 7/14/2019
Charles L. Dimmler, III(1)	3,000* 3,000* 3,000* 3,000* 3,000* 3,000* 3,000*	- - - - - - -	- - - - - - -	177.815 129.700 64.450 40.000 19.350 17.050 12.200	3/31/2010 3/31/2010 3/31/2010 3/31/2010 3/31/2010 3/31/2010 3/31/2010
Stephen Donahue, M.D.	12,500 23,520 - -	7,500(7) - 50,000(8) -	- - - 100,000 (9)	6.85 2.20 0.35 0.55	7/29/2017 4/23/2018 3/12/2019 6/8/2019
Christopher T. Dunne	20,000	-	-	$0.73	4/23/2012

Philip L. Rohrer, Jr.	30,000	-	-	$0.73	10/31/2011

* Options granted while, and for service as, a non-employee Director.

(1)	The employment of Mr. Dimmler was terminated without cause in March 2009. All vested options granted to Mr. Dimmler for his service as a non-employee director expired to the extent unexercised one year following his termination.

(2)	The options vest in four equal annual installments commencing on April 9, 2008 and will be fully vested as of April 9, 2011.

(3)	The performance options vest upon a financing of at least $10 million of net working capital provided such financing occurs by March 2, 2011.

(4)	1/24th of 300,000 shares subject to the option vest in equal increments at the end of each month, beginning with the month ended March 31, 2009 and the options will be fully vested as of February 28, 2011.

(5)	28,750 shares subject to the option vest on July 15, 2010. 1/24th of the 86,250 shares subject to the option vest on July 31, 2010 and at the end of each month thereafter and the options will be fully vested as of June 30, 2012.

(6)	The performance options vest upon a financing of at least $10 million of net working capital provided such financing occurs by July 15, 2011.

(7)	The options vest in equal increments of 1/48th of the total 20,000 stock options, at the end of each month, beginning with the month ended July 31, 2007 and the options will be fully vested as of June 30, 2011.

(8)	12,500 shares subject to the option vested on March 12, 2010. 1/24th of 37,500 shares subject to the option vested on March 31, 2010 and will vest at the end of each month thereafter and the options will be fully vested as of February 29, 2012.

(9)	The performance options vest on upon a financing of at least $10 million of net working capital provided such financing occurs by June 9, 2011.

Potential Payments upon Termination or Change in Control

Certain of our employment agreements with our Named Executive Officers in effect in 2009 contained provisions for severance benefits upon a termination of employment.  In addition, we had an Executive Severance Plan in place that provides for certain benefits upon a termination in connection with a change in control and which, during 2009, applied to Dr. Donahue.  These severance arrangements and the Executive Severance Plan are described below.

Termination by Company Without “Cause”

In connection with the termination without cause of Mr. Dimmler in March 2009, we paid Mr. Dimmler a severance payment equal to 12 months of his current base salary, reimbursement of certain premiums for post-termination health insurance for Mr. Dimmler and any then-insured dependents, for up to 12 months, and third party outplacement assistance through a program and provider selected by us for a period of up to six months and not costing more than $20,000.

In connection with the termination without cause of Mr. Rohrer in March 2009, we agreed to accelerate the payment  of up to $275,000 in aggregate retention incentive cash payments (in lieu of severance benefits), and reimbursed Mr. Rohrer for certain premiums for post-termination health insurance for Mr. Rohrer and any then-insured dependents, for up to 12 months, and third party outplacement assistance through a program and provider selected by us for a period of up to six months and not costing more than $20,000.

In connection with the termination without cause of Mr. Dunne in July 2009, we paid Mr. Dunne a severance payment equal to 41 weeks of salary at his then current base salary in a lump sum payment, reimbursement of certain premiums for post-termination health insurance for Mr. Dunne and any then-insured dependents, for up to 10 months, and third party outplacement assistance through a program and provider selected by us for a period of up to 6 months and not costing more than $7,500.  Mr. Dunne did not use all the termination benefits (premiums for health insurance and outplacement assistance) available to him.

In connection with their respective terminations without cause in 2009, we paid the amounts due to Messrs. Dimmler, Dunne and Rohrer described above and in accordance with their respective employment agreements in 2009.

Pursuant to Dr. Donahue’s employment agreement in effect during 2009, we were obligated to provide him with 30 days prior written notice of termination without cause.  Dr. Donahue’s employment agreement provided that for termination without “cause,”  other than in connection with a “change of control”, we shall pay Dr. Donahue a severance payment equal to 12 months of salary at his then current base salary, reimbursement of certain premiums for post-termination health insurance for Dr. Donahue and any then-insured dependents, for up to 12 months, and third party outplacement assistance through a program and provider selected by us for a period of up to 6 months and not costing more than $20,000. To obtain these severance benefits, Dr. Donahue was required to sign a release of certain claims.

Our employment agreements in effect during 2009 with Messrs. Gabrielson and Palleiko did not provide for any severance benefits.

As discussed above, all employment agreements we had with the Named Executive Officers have been terminated.

Change in Control Payments

We had an Executive Severance Plan, which is referred to as the “COC Plan,” which covered certain employees as of April 30, 2009 and which has been terminated as to future hires. As of December 31, 2009, Dr. Donahue was the only employee of Ore covered by the COC Plan.  The COC Plan applies to a termination of employment within three months before or thirteen months after a “change of control” (as defined in the plan) of Ore. Benefits under the COC Plan are available if the executive is terminated without cause (as defined in the COC Plan) or resigns due to a constructive termination (as defined in the COC Plan).  Messrs. Dimmler, Dunne and Rohrer were eligible for benefits under the COC Plan during their respective employment in 2008 and for a period following their respective terminations in 2009. Under the terms of this plan, an eligible executive whose employment was terminated by us without cause within three months before or thirteen months after a change of control would be entitled to the following benefits:

●	a payment equal to 12 months of the executive’s then current base salary plus the annual full target bonus award that the executive was eligible to receive as of the date of termination;

●	payment of the premiums for post-termination health insurance for the executive and his then-insured dependents for 12 months; and

●	outplacement assistance.

In addition, if the executive remained employed by us on the date of a change of control or was terminated without cause or as a result of constructive termination within three months prior to the change of control, all stock options held by the executive as of the date of the change of control become fully vested.

 Other Compensatory Arrangements

401(k) Plan

Our employees are eligible to participate in our 401(k) plan. Our 401(k) plan is intended to qualify as a tax qualified plan under Section 401 of the Code. Our 401(k) plan provides that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $16,500 in 2009 (with a larger “catch up” limit for older employees). Employee contributions are held and invested by the plan’s trustee. Our 401(k) plan also permits us to make discretionary contributions and matching contributions, subject to established limits.

Additional Benefits

Executive officers are eligible to participate in all of Ore’s benefit plans, such as medical, dental, vision, short-term disability, long-term disability, and group life insurance. We also have a flexible benefits healthcare plan under which employees can set aside pre-tax funds to pay for qualified health care expenses not reimbursed by insurance.

Option Exercises and Stock Vested

There were no exercises of options to purchase our Common Stock and no vesting of stock awards during the fiscal year ended December 31, 2009.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Director Compensation

The table below summarizes the compensation paid by Ore to our Directors who served during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards (3) ($)	All Other Compensation ($)	Total ($)
Michael J. Brennan, M.D., Ph.D.(1)	35,250	-	-	35,250
Charles L. Dimmler, III(1)	-	-	-	-
James W. Fordyce (1)	12,554	19,360	-	31,914
Mark J. Gabrielson(2)	18,750	-	-	18,750
Mark D. Gessler (1)	30,135	-	-	30,135
G. Anthony Gorry, Ph.D.	57,019	17,200	-	74,219
J. Stark Thompson, Ph.D.	69,382	17,200	-	86,582
David L. Urdal, Ph.D.	56,942	17,200	-	74,142

(1)	Dr. Brennan, Mr. Dimmler, Mr. Gessler and Mr. Fordyce resigned as Directors in April 2009, March 2009, July 2009, and February 2010, respectively.

(2)
Until his appointment as Chief Executive Officer in March 2009, Mr. Gabrielson was paid for his services as a Director in the same manner as other non-employee Directors since he was not yet an employee. Subsequent to his appointment as Chief Executive Officer in March 2009, Mr. Gabrielson has received no compensation for his services as a Director.

(3)
These amounts represent the aggregate grant date fair value of option awards granted to the Directors in fiscal year 2009, computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining the grant date fair value of the option awards may be found in Note 12 to our Financial Statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 (and filed with the Initial Report). As of December 31, 2009, each Director listed had the following number of options outstanding granted under the 2009 Omnibus Equity Incentive Plan, the 1997 Non-Employee Directors’ Stock Option Plan, or the 1997 Equity Incentive Plan: Dr. Brennan: 83,200; Mr. Dimmler:  21,000; Mr. Fordyce: 46,000; Mr. Gabrielson: 9,000 granted for service as a Director and 500,000 granted as an executive officer (see Outstanding Equity Awards at December 31, 2009 table above); Mr. Gessler: 137,250; Dr. Gorry: 67,000; Dr. Thompson: 80,000; and Dr. Urdal: 49,000.

Cash Compensation

The Compensation Committee reviewed our non-employee Directors’ cash and equity compensation arrangements with the assistance of an outside compensation consultant and implemented changes to the Directors’ compensation arrangements during 2009. The following table summarizes the new arrangements effective May 12, 2009:

Position and Committee*	Annual Fee/Retainer* ($)
Chairman of the Board	40,000
Director (non-Chairman of the Board)	30,000
Chairman, Audit Committee	12,000
Member, Audit Committee	6,000
Chairman, Corporate Governance and Nominating Committee	5,000
Member, Corporate Governance and Nominating Committee	3,000
Chairman, Compensation Committee	6,000
Member, Compensation Committee	4,000
*assumes a non-employee Director; employee Directors do not receive a fee for their services

The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with Board meeting attendance.  We may also provide special cash payments to Directors on a per meeting basis, if circumstances warrant.

Under the previous compensation arrangements, in 2008 and through May 12, 2009, each non-employee Director other than the Chairman of the Board received an annual retainer of $25,000 and the non-executive Chairman received an annual retainer of $50,000. Each non-employee Director (including the Chairman of the Board) also received a fee of $1,500 per Board meeting attended, whether in person or by telephone, and (except for the Chairman unless otherwise determined) $1,000 per committee meeting not held in conjunction with a full Board meeting, whether in person or by telephone. The chairman of each of the Audit and Compensation Committees received an additional $10,000 per year for serving as a chairman of these committees and the chairman of the Corporate Governance and Nominating Committee received an additional $5,000 per year.

Equity Compensation

Under the 1997 Non-Employee Directors’ Stock Option Plan, as amended in June 2009, and which was terminated in 2009 (“Directors’ Plan”):

Initial grant: Upon election, each new non-employee Director receives a grant of an option for 6,000 shares that vests in 4 equal annual installments on the anniversary of the date of grant and with the first installment vesting on the first anniversary of the date of grant (the “Initial Grant”). Upon appointment of a non-employee Director as the Chairman of the Board, the non-employee Chairman is automatically granted, on the date of such election or appointment, an option to purchase 10,000 shares of our Common Stock less, in the discretion of the Board, any unvested shares under any previous stock option received effective upon election or appointment as a non-employee Director under the preceding sentence, plus, in the case of the first non-employee Chairman of the Board, an additional 2,000 shares of Common Stock (an “Initial COB Grant”). In July 2009, Dr. Fordyce received an option to purchase 6,000 shares of our Common Stock, exercisable at $0.62 per share, the fair market value on the date of grant, as an Initial Grant.

Annual grant: Immediately following each annual meeting of stockholders, each person who is then a non-employee Director and who has continuously served as a non-employee Director for the six-month period prior to the date of such annual meeting of stockholders is automatically granted an option to purchase 3,000 shares of our Common Stock that vests on the first anniversary of the date of grant. In the case of a non-employee Chairman of the Board, instead of the annual grant provided in the preceding sentence, immediately following each annual meeting of stockholders, the non-employee Chairman shall automatically be granted (regardless of whether the non-employee Chairman has served as a non-employee Director for the six-month period prior to the date of such annual meeting of stockholders) an option to purchase 4,000 shares of our Common Stock.  On May 23, 2008, Mr. Gabrielson, Mr. Gessler, Dr. Gorry, and Dr. Urdal each received an option to purchase 3,000 shares of our Common Stock, with an exercise price of $1.70 per share, the fair market value on the date of the grant, vesting on the one-year anniversary of the date of grant.  On May 23, 2008, Dr. Thompson, as Chairman of the Board, received an option to purchase 4,000 shares of our Common Stock, with an exercise price of $1.70 per share, the fair market value on the date of the grant, vesting on the one-year anniversary of the date of grant.  No Directors received an annual grant in 2009 under the Directors’ Plan but instead received a grant under our new 2009 Omnibus Equity Incentive Plan, which was approved by our stockholders in October 2009 and at which time the Directors’ Plan was terminated.

Under the 2009 Omnibus Equity Incentive Plan, Directors are awarded options annually for their services as directors, which will vest on the one-year anniversary of the date of grant, expire ten years from the date of grant, and will terminate automatically three months following resignation as a Director.  On October 20, 2009, Mr. Fordyce, Dr. Gorry, Dr. Thompson, and Dr. Urdal each were granted an option to purchase 40,000 shares of our Common Stock, exercisable at $0.73 per share, the fair market value on the date of grant, vesting on the one-year anniversary of the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of March 1, 2010 for (a) the executive officers named in the Summary Compensation Table on page 3 of this Amendment No. 1, (b) each of our current Directors, (c) all of our current Directors and executive officers as a group, and (d) each stockholder known by us to own beneficially more than 5% of our Common Stock.  Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  We deem shares of our Common Stock that may be acquired by an individual or group within 60 days of March 1, 2010 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.  Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to us by these stockholders.  Percentage of ownership is based on 5,473,519 shares of our Common Stock outstanding on March 1, 2010.

	Beneficial Ownership (1)
Beneficial Owner	Total Shares Beneficially Owned	Percentage Ownership
Renaissance Technologies LLC (2) 800 Third Avenue, New York, New York 10022	359,520	6.6%
Charles L. Dimmler, III(3)	56,501	1.0%
Stephen Donahue, M.D. (4)	57,324	1.0%
Christopher T. Dunne (5)	27,514	*
Mark J. Gabrielson (6)	196,500	3.5%
G. Anthony Gorry, Ph.D. (7)	33,400	*
Benjamin L. Palleiko	-	-
Philip Rohrer, Jr.(8)	31,371	*
J. Stark Thompson, Ph.D. (9)	43,400	*
David L. Urdal, Ph.D. (10)	12,500	*
All current Directors and Executive Officers as a Group (6 persons) (11)	343,124	5.9%
_____________________________
*    Represents beneficial ownership of less than 1%.

(1)	This table is based upon information supplied by the Named Executive Officers, Directors and principal stockholders and Schedules 13D and 13G filed with the SEC.
(2)
This information is based solely on a  Schedule 13G/A filed by Renaissance Technologies LLC with the SEC on February 12, 2010, which reported sole voting power and sole dispositive power with respect to all of these shares as of December 31, 2009.

(3)
Includes 21,000 options to purchase Common Stock outstanding at March 1, 2010 which expired unexercised on March 31, 2010, 1,000 shares held of record by Newcastle Harbor, LLC and 71 shares held by his wife.

(4)	Includes 53,324 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.
(5)	Includes 20,000 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.
(6)	Includes 182,500 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.
(7)	Includes 27,000 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.
(8)	Includes 30,000 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.
(9)	Includes 40,000 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.

(10)	Includes 7,500 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.

(11)	Includes 310,324 shares issuable upon the exercise of options to purchase Common Stock exercisable within 60 days of March 1, 2010.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the 2009 Omnibus Equity Incentive Plan pursuant to which we may grant equity awards to eligible persons. The 2009 Omnibus Equity Incentive Plan was approved by our stockholders at our 2009 annual meeting of and upon approval, the 1997 Non-Employee Directors' Stock Option Plan and the 1997 Equity Incentive Plan (the "Prior Plans") were terminated.  Upon termination, the outstanding awards under the Prior Plans remain outstanding pursuant to the terms of such awards and the Prior Plans. The following table gives information about equity awards under the 2009 Omnibus Equity Incentive Plan and the Prior Plans as of December 31, 2009.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,699,320	$5.80	524,772

Equity compensation plans not approved by stockholders	-	-	-

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Ore has a policy to have all transactions with related persons approved in advance by our Board of Directors or by the Audit Committee of the Board of Directors.  Pursuant to this policy, the Board of Directors has approved the transactions discussed below.

Management Services Agreement

In October 2009, we completed a previously announced reorganization intended primarily to protect the value of Ore’s net operating loss tax carryforwards and to facilitate our intent to transition into a pharmaceutical asset management company.  We intended to pursue a strategy of acquiring interests in pharmaceutical assets whose value could be significantly enhanced through targeted development, with the goal of then monetizing these assets through sale or out-licensing transactions. We anticipated that we would fund these programs through designing, raising and investing alternative financing vehicles.

We pursued this strategy through the remainder of 2009.  However, as previously disclosed, in January 2010, we received notice, and were later sued, by the landlords of two properties located in Gaithersburg, Maryland in relation to two guaranties of leases provided by Ore in connection with the assignment of those leases as part of a sale of a division by us in 2006.  We have determined that we will be unable to execute upon our strategy for the foreseeable future due to the potential financial impacts of those lawsuits on us as well as the reluctance of potential investors to participate in alternative financing vehicles managed by a public entity.  As a result, our management proposed, and our Board of Directors has directed, that we take actions to further reduce costs and recognize the value of certain of our assets while we continues the litigation related to the leases.

In conjunction with this decision by the Board, we entered into a Management Services Agreement, dated as of April 14, 2010, with p-Value Capital Management, LLC, a private pharmaceutical asset management firm (“p-Value”) (the “Management Services Agreement”).  The Board anticipates that the Management Services Agreement will further reduce our costs while still permitting our operations to continue and the potential value of our assets to be recognized over time.

Under the Management Services Agreement, we have engaged p-Value to manage the operations of Ore on behalf, and under the direction, of the Board of Directors.  p-Value will make available to Ore individuals to be designated by our Board of Directors to fill executive officer and other roles at the Company. The four members of p-Value consist of Mark J. Gabrielson, Stephen Donahue, Benjamin L. Palleiko and Geoffrey Wilson.  Messrs. Gabrielson and Palleiko and Dr. Donahue were all executive officers of Ore at the time of the execution of the agreement, and Mr. Wilson was an employee.  At the time of the execution of the agreement, Messrs. Gabrielson, Palleiko, and Wilson and Dr. Donahue resigned from their positions with Ore effective April 26, 2010 (the effective date of the Management Services Agreement) and were immediately thereafter appointed by our Board of Directors to serve in the following positions effective April 26, 2010: Mr. Gabrielson as Chief Executive Officer and President of Ore; Mr. Palleiko as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of Ore; Dr. Donahue as Senior Vice President, Clinical Development of Ore; and Mr. Wilson as Director, Strategy of the Company.  Although these individuals have been appointed to fill the designated roles, they are not employees of Ore and they will receive no compensation directly from Ore. Their relationship and responsibilities to Ore will be as defined in the Management Services Agreement.

The Management Services Agreement calls for p-Value to provide specified services to Ore in exchange for a quarterly fee and certain incentive payments.  The services to be provided include, among other things, management of Ore’s operations, and overseeing and managing its intellectual property assets, ongoing litigation, and potential disposition and commercialization of assets and related activities. The initial term of the agreement will be for one year from the effective date of the Management Services Agreement, and the quarterly fee to p-Value will be $275,000.  The incentive payments will relate to the achievement of specified objectives as determined by the Board of Directors, and will be based, in certain instances, on the amount of the proceeds received by Ore in connection with certain transactions.  Ore will also reimburse p-Value for expenses incurred in the execution of its duties and for certain benefits provided to Messrs. Gabrielson and Wilson in 2010, and will permit p-Value to continue to operate within Ore’s leased office space in Cambridge, Massachusetts.  We have the right to terminate the agreement upon 180 days notice generally, and immediately upon certain events, including a sale of the Company, a determination by the Board that termination is necessary in order to comply with applicable law, bankruptcy or receivership proceedings involving the Company, or a material, unremedied breach of the Management Services Agreement by p-Value.  p-Value also has the right to terminate the agreement with 180 days notice.  Each of Ore and p-Value has agreed to indemnify one another, subject to certain limitations, under the Management Services Agreement.

Consulting Agreements with Former Directors

During 2009 and following their respective resignations from our Board of Directors, we entered into consulting agreements with Dr. Brennan and Mr. Gessler, pursuant to which each has agreed to provide certain consulting services in exchange for an annual retainer of $30,000, plus payment for specific services at an hourly rate and with reimbursement of out-of-pocket expenses.  Dr. Brennan and Mr. Gessler are subject to certain confidentiality and non-compete provisions during the terms of their agreements and for a period of one year thereafter.  The terms of Dr. Brennan’s and Mr. Gessler’s agreements are for 12 and 24 months, respectively, subject to extension by mutual agreement.  On October 20, 2009, we issued Dr. Brennan and Mr. Gessler each an option to purchase 40,000 shares of our Common Stock, exercisable at $0.73 per share, the fair market value on the date of grant, vesting in full on April 24, 2010 for Dr. Brennan and vesting in full on July 23, 2010 for Mr. Gessler, and remaining exercisable until up to 90 days following termination of their respective agreements.

Professional Services Agreements with Former Executive Officers

In 2009 and following his termination of employment, we entered into a professional services agreement with Mr. Rohrer, pursuant to which Mr. Rohrer agreed to provide certain consulting services at an hourly rate of $250 per hour.  Under the agreement, if Mr. Rohrer provided services in person at our request at any site other than our office in Maryland or at his personal residence, then he was paid $2,000 for each day or part of a day.  The agreement began on April 1, 2009 and terminated on October 31, 2009.  On October 20, 2009, pursuant to this agreement, we issued Mr. Rohrer an option to purchase 30,000 shares of our Common Stock, immediately exercisable at $0.73 per share, the fair market value on the date of grant, with an exercise period of at least 24 months following termination of the agreement.

In 2009, upon Mr. Dunne’s termination without cause, we entered into a professional services agreement with Mr. Dunne, pursuant to which Mr. Dunne agreed to provide certain full-time consulting services at a monthly rate of $19,000 with 2 weeks paid time off during the initial term from July 31, 2009 through September 30, 2009.  During the initial term, if we sold any fixed assets or other saleable fixtures, Mr. Dunne would be paid a bonus of 10% of the proceeds.  We entered into a subsequent professional services agreement with Mr. Dunne dated October 1, 2009, pursuant to which Mr. Dunne agreed to provide certain part-time consulting services at a rate of $150 per hour up to a maximum of $1,200 per day.  Under the agreement, if Mr. Dunne provided services in person at our request at any site other than our office in Maryland or at his personal residence, then he was paid $1,200 for each day or part of a day.  On October 20, 2009, pursuant to this agreement, we issued Mr. Dunne an option to purchase 20,000 shares of Common Stock, immediately exercisable at $0.73 per share, the fair market value on the date of grant, with an exercise period of at least 24 months following termination of the agreement.  The professional services agreement with Mr. Dunne was terminated on April 23, 2010.

Stock Purchase Agreement with Former Director

On March 14, 2008, concurrently with the resignation of Lloyd I. Miller, III as a Director of Ore, we entered into a Stock Purchase Agreement by and among Mr. Miller, Millfam II L.P., a Georgia limited partnership (together with Mr. Miller, the “Stockholders”), and Ore, pursuant to which we agreed to purchase an aggregate of 920,426 shares of Ore's Common Stock from the Stockholders. Mr. Miller is the sole manager of the sole general partner of the Millfam II L.P. The purchase price for the shares was $3.545 per share, representing a trailing 30-day weighted average of closing prices for the 30 days preceding March 5, 2008, for an aggregate of $3,262,908. The stock purchase represented 14.3% of our Common Stock outstanding prior to the purchase and Mr. Miller’s entire beneficial ownership interest in Ore. Following completion of the purchase, we had 5,514,092 outstanding shares of Common Stock. We used cash on hand to fund the purchase. In connection with the stock purchase, we reimbursed Mr. Miller for $90,000 in legal fees and expenses and $35,500 in unpaid Director fees for the balance of his term.

In addition to the arrangements discussed above, we have entered into indemnification agreements with certain officers and Directors which provide, among other things, that we will indemnify such officer or Director, under the circumstances and to the extent provided for therein, for expenses (including attorney fees), witness fees, damages, judgments, fines and settlements he may be required to pay in actions or proceedings to which he is or may be made a party by reason of his position as a Director, officer or other agent of Ore, and otherwise to the full extent permitted under Delaware law and our Bylaws.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that as of the date of this Amendment No. 1, a majority of its members are independent directors under NASDAQ’s standards for director independence. Our independent directors are Drs. Gorry, Thompson and Urdal. Dr. Thompson serves as non-executive Chairman of the Board.  In addition, our Board of Directors has determined that Mr. Fordyce was, during his tenure as a Director, an independent director under NASDAQ’s standards for director independence.

All of the standing committees of the Board of Directors are comprised entirely of independent directors under NASDAQ’s standards for director independence. The chairpersons of the standing committees are appointed by the Board of Directors. Below is a chart showing the structure and current membership of the standing committees of the Board of Directors.

Member	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee
Mark J. Gabrielson	-	-	-
G. Anthony Gorry, Ph.D.	X	X	C
J. Stark Thompson, Ph.D.	C	X	X
David L. Urdal, Ph.D.	X	C	X
X = Member; C = Chairperson

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

FEES OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The following is a summary of the fees billed to the Company by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009 Fees($)	2008 Fees ($)

Audit Fees (1)	122,000	183,000
Audit-Related Fees (2)	41,500	18,700
Tax Fees(3)	43,000	63,100
All Other Fees (4)	28,800	-
Total Fees	235,300	264,800

(1)
Audit Fees consist of fees billed for (i) professional services rendered for the audit of our annual consolidated financial statements included in the Annual Report on Form 10-K, (ii) review of the interim consolidated financial statements included in the Quarterly Reports on Form 10-Q for the respective fiscal years, irrespective of the period in which the related services are rendered or billed, and (iii) services provided by Ernst & Young LLP in connection with regulatory filings, including accounting and financial work related to the proper application of financial accounting and/or reporting standards.

(2)
Audit-Related Fees consist principally of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under the caption “Audit Fees.” These services may include consultations related to internal control and compliance procedures, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards. Fees for 2009 related to work performed in connection with the filing of a Form S-8 and Form S-4;  and fees for 2008 related to exploring a specific strategic alternative, including the sale of Ore's DioGenix subsidiary.

(3)	Tax fees consist of fees billed for professional services for tax return preparation, tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of fees billed for services not captured in the other categories listed above. All Other Fees in 2009 related to an IRS Section 382 study.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Our Audit Committee’s policy is to pre-approve, generally or specifically, all audit and permissible audit-related and non-audit services performed by our independent registered public accounting firm. Prior to engagement of the firm for the next year’s audit, the firm provides to the Audit Committee for approval the scope of the proposed audit and proposed related fees for services expected to be rendered during that year within each of the applicable categories of services. The independent registered public accounting firm and management throughout the year report periodically to the Audit Committee as to the actual services received and fees incurred by category of service. The Audit Committee’s prior approval is to be obtained for the scope or cost of pre-approved services to be increased and for additional permissible non-audit services to be obtained.

In determining whether to pre-approve any given services, our Audit Committee considers whether such services are consistent with the continued independence of the independent registered public accounting firm under the SEC’s rules, whether the firm is best positioned to provide the most effective and efficient service, and whether the performance of the service by the firm might enhance our ability to manage or control risk or improve audit quality.

Our Audit Committee has delegated to its Chairman authority between meetings to pre-approve permitted services to be provided by the independent registered public accounting firm. The Audit Committee Chairman must report any such authorizations to the Audit Committee at its next scheduled meeting.

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2010.

ORE PHARMACEUTICAL HOLDINGS INC.

By: /s/ MARK J. GABRIELSON
Mark J. Gabrielson
President and Chief Executive Officer