Form 10-Q
period 2010-03-31
ORE PHARMACEUTICAL HOLDINGS INC.
filed 2010-05-11
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2010

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

One Main Street, Suite 300
Cambridge, Massachusetts 02142
(Address of principal executive offices)

(617) 649-2001
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, was 5,473,519 as of April 30, 2010.

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

PART I                   FINANCIAL INFORMATION

Item 1.         Financial Statements

ORE PHARMACEUTICAL HOLDINGS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,413	$5,756
Accounts receivable	65	150
Prepaid expenses	263	175
Current portion of notes receivable, net	395	432
Other current assets	44	32
Total current assets	5,180	6,545
Property and equipment, net	29	33
Intangibles, net	742	726
Other assets	25	25
Total assets	$5,976	$7,329
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$304	$287
Accrued compensation and employee benefits	136	140
Other accrued expenses	2,329	2,510
Current portion of long-term debt	325	450
Total current liabilities	3,094	3,387
Deferred rent	22	23
Total liabilities	3,116	3,410
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; and no shares issued and
outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 5,473,519 shares issued
and outstanding as of March 31, 2010 and December 31, 2009	55	55
Additional paid-in-capital	385,131	385,076
Accumulated deficit	(382,326)	(381,212)
Total stockholders' equity	2,860	3,919
Total liabilities and stockholders' equity	$5,976	$7,329

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$-	$-

Expenses:
Research and development	339	941
Selling, general and administrative	784	2,289
Total expenses	1,123	3,230
Loss from operations	(1,123)	(3,230)
Interest income, net	9	86
Net loss	$(1,114)	$(3,144)

Basic and diluted net loss per share	$(0.20)	$(0.57)

Shares used in computing basic and diluted net loss per share	5,474	5,474

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,114)	$(3,144)
Adjustments to reconcile loss from operations to net cash flows from operating activities:
Depreciation and amortization	7	56
Non-cash stock-based compensation expense	60	28
Other non-cash items	(4)	(30)
Changes in operating assets and liabilities:
Accounts receivable	85	-
Prepaids and other assets	(100)	(130)
Accounts payable	17	(222)
Accrued expenses and deferred rent	(191)	(206)
Net cash flows from operating activities	(1,240)	(3,648)
Cash flows from investing activities:
Proceeds received from notes receivables	40	-
Cash paid for patent costs	(18)	(45)
Net cash flows from investing activities	22	(45)
Cash flows from financing activities:
Repayments of debt	(125)	(14)
Net cash flows from financing activities	(125)	(14)
Net decrease in cash and cash equivalents	(1,343)	(3,707)
Cash and cash equivalents, beginning of period	5,756	10,784
Cash and cash equivalents, end of period	$4,413	$7,077
Supplemental disclosure:
Interest paid	$44	$-

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.

Notes to Consolidated Condensed Financial Statements
March 31, 2010
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceutical Holdings Inc. (the “Company”) is focused on developing and monetizing its current portfolio, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies: ORE1001, its lead compound, ORE10002, ORE5002 (tiapamil) and ORE5007 (romazarit).

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

Following the reorganization, the Company intended to pursue a strategy of acquiring interests in pharmaceutical assets whose value could be significantly enhanced through targeted development, with the goal of then monetizing these assets through sale or out-licensing transactions. The Company anticipated that it would fund these programs through designing, raising and investing alternative financing vehicles.

In light of the litigation that is ongoing with two landlords of facilities located in Gaithersburg, Maryland, the Company has determined that it will be unable to execute upon its strategy for the foreseeable future due to the potential financial impacts of those lawsuits on the Company as well as the reluctance of potential investors to participate in alternative financing vehicles managed by a public entity. As a result, the Company is taking action to further reduce costs and recognize the value of certain of the Company’s assets while the Company continues the litigation related to the leases.

On April 14, 2010, the Company entered into a Management Services Agreement, effective April 26, 2010, by and between the Company and p-Value Capital Management, LLC, a private pharmaceutical asset management firm (“p-Value”) (the “Agreement”). The Board of Directors of the Company anticipates that the Agreement will further reduce costs to the Company while still permitting the operations of the Company to continue and the potential value of the assets of the Company to be recognized over time. Under the Agreement, the Company has engaged p-Value to manage the operations of the Company on behalf, and under the direction, of the Board of Directors. See Note 5 for further discussion of this agreement.

In September 2009, the Company received notice from The NASDAQ Stock Market (“Nasdaq”), that its stock would be subject to delisting if the Company did not regain compliance by having a closing bid price equal or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  On March 16, 2010, the Company was further notified by Nasdaq that it had not regained compliance and that trading in the Company’s stock would be suspended on March 25, 2010 in the event it did not submit an appeal to Nasdaq.  The Company determined not to submit an appeal and, as a result, trading in its stock on The Nasdaq Capital Market was suspended on March 25, 2010, and was delisted thereafter.   The Company’s stock is currently publicly traded in the OTC Marketplace under the symbol ORXE.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  The consolidated condensed balance sheet as of March 31, 2010, consolidated condensed statements of operations for the three months ended March 31, 2010 and 2009 and the consolidated condensed statements of cash flows for the three months ended March  31, 2010 and 2009 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year.  The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Fair Value Measurements

The Company is required to make fair value measurements in preparing the accompanying financial statements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accordingly, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions generally accepted accounting principles prescribes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at March 31, 2010
	March 31,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Cash and cash equivalents	4,413	4,413	-	-
Total	$4,413	$4,413	$-	$-

The amounts in the Company’s Consolidated Condensed Balance Sheets for accounts and notes receivable, accounts payable, other current liabilities and long-term debt approximate fair value due to their short-term nature.

There were no required fair value measurements for non-financial assets and liabilities in the first quarter of 2010.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by ASC 220, “Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss), plus all changes in equity during the period, except those changes resulting from investment by and distribution to owners.  Total comprehensive loss was $1,114 and $3,144 for the three months ended March 31, 2010 and 2009, respectively.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements.  The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements.  In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values.  These standards were adopted in the first quarter of 2010.  The adoption of these standards had no impact on the Company’s financial position or results of operations as it only amends required disclosures.

In September 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Element Arrangements”.  ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting.  ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement.  This standard must be adopted by no later than January 1, 2011, with earlier adoption permitted.  The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

Note 2 – Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At March 31, 2010, the Company had $4,413 in cash and cash equivalents.  The Company has realigned its corporate resources and as a result significantly reduced its workforce to 7 employees as of March 31, 2010.  In addition, the Company assigned its original Cambridge, Massachusetts lease and leased new space in Cambridge, Massachusetts at a lower cost.  The Company believes that its existing cash and cash equivalents, continuing cash savings resulting from its ongoing cash conservation efforts and proceeds from the collection of its remaining outstanding note receivable, will be sufficient to allow the Company to operate into the first quarter of 2011, including the costs to fund the ongoing Phase Ib/IIa clinical trial for ORE1001, but assuming that the Company is not required to pay more under its guarantees for two lease obligations (as discussed in Notes 10 and 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009) than the Company has established as a reserve. There can be no assurance that the Company will be successful in achieving its objectives of continuing cash conservation efforts, the collection of its remaining outstanding note receivable, attracting additional financing, and resolution of the potential lease guarantee obligations in a manner favorable to the Company.  Furthermore, the Company anticipates that it will likely not have sufficient resources to complete the ongoing trial for ORE1001 without further financing.  There is also no assurance, if the Company completes its Phase Ib/IIa clinical trial of ORE1001, that the results will be satisfactory or will enable the Company to successfully out-license ORE1001.  If the Company is not successful in achieving its objectives, although not currently anticipated, it might be necessary to substantially reduce or discontinue operations and liquidate the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The balance sheet at March 31, 2010 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

Note 3 — Stock-based compensation

At March 31, 2010, the Company has one stock-based compensation plan: the 2009 Omnibus Equity Incentive Plan (“2009 Plan”), which was approved by the stockholders at the Company’s annual meeting on October 20, 2009.  The 2009 Plan replaces both of the Company’s prior plans: the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan.

The Company recorded stock-based compensation expense of $60 and $28 for the three months ended March 31, 2010 and 2009, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended
	March 31,
	2010	2009
Weighted average fair value of grants	$0.38	$0.21
Expected volatility	83%	79%
Risk-free interest rate	2.43%	1.31%
Expected lives	5 years	3 years
Dividend rate	0%	0%

The following is a summary of option activity for the three months ended March 31, 2010:

		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2010	1,699,320	$5.80
Options granted	10,050	$0.57
Options exercised	-	$-
Options cancelled	(90,200)	$37.30
Outstanding at March 31, 2010	1,619,170	$4.02	$-

Exercisable at March 31, 2010	468,344	$12.34	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of March 2010 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. As of March 31, 2010, none of the Company’s options were considered in-the-money, and as a result the intrinsic value was determined to be $0; however, this amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

As of March 31, 2010, $247 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Restricted Stock Awards

There were no restricted stock awards outstanding as of March 31, 2010.

Note 4 — Loan and grant agreements with the State of Maryland

In January 2010, the Company reached a settlement agreement with the State of Maryland concerning repayment of the entire amount due to the lender by the Company under a loan and grant agreement with the State of Maryland, which at the time amounted to $719, and consisted of a loan of $450 that was currently due upon demand, as well as repayment of a training program grant of $111 and accrued interest of $158, both of which were included in Other Accrued Expenses at December 31, 2009. Under the settlement agreement, the Company agreed to repay a total of $383, of which $200 was paid in February 2010, of which $125 represents payments of the loan obligation, and $75 represents payments of the training program grant and accrued interest, with the remaining $183 to be paid in September 2010.  If the Company does not repay the remaining $183 by September 30, 2010, the total amount due to the lender will revert to $719.  As of March 31, 2010, the Company has continued to reflect the full amount of its liability to the State of Maryland, less the payment made in February 2010. Upon payment of the remaining amounts due under the settlement agreement, the Company would recognize a gain on extinguishment of $336.

Note 5 — Subsequent events

On April 14, 2010, the Company entered into a Management Services Agreement with p-Value Capital Management, LLC, a private pharmaceutical asset management firm (“p-Value”) (the “Agreement”).  The Company’s Board of Directors anticipates that the Agreement will further reduce costs to the Company while still permitting the operations of the Company to continue and the potential value of the assets of the Company to be recognized over time.

Under the Agreement, the Company engaged p-Value to manage the operations of the Company on behalf, and under the direction, of the Board of Directors.  The four members of p-Value consist of Mark J. Gabrielson, Stephen Donahue, Benjamin L. Palleiko and Geoffrey Wilson.  Until April 26, 2010, the four members were all employees of the Company.  The Agreement calls for p-Value to provide specified services to the Company in exchange for a quarterly fee and certain incentive payments.  The services to be provided include, among other things, management of the Company’s operations, and overseeing and managing the Company’s intellectual property assets, ongoing litigation, and potential disposition and commercialization of assets and related activities. The initial term of the agreement will be for one year from the effective date of the Agreement, which is April 26, 2010, and the quarterly fee to p-Value will be $275.  The incentive payments will relate to the achievement of specified objectives as determined by the Board of Directors, and will be based, in certain instances, on the amount of the proceeds received by the Company in connection with certain transactions.  The Company will also reimburse p-Value for expenses incurred in the execution of its duties and for certain benefits provided to Messrs. Gabrielson and Wilson in 2010, and will permit p-Value to continue to operate within the Company’s leased office space in Cambridge, Massachusetts.  The Company has the right to terminate the agreement upon 180 days notice generally, and immediately upon certain events, including a sale of the Company, a determination by the Board that termination is necessary in order to comply with applicable law, bankruptcy or receivership proceedings involving the Company, or a material, unremedied breach of the Agreement by p-Value.  p-Value also has the right to terminate the Agreement with 180 days notice.  Each of the Company and p-Value have agreed to indemnify one another, subject to certain limitations, under the Agreement.

In addition, p-Value provided to the Company individuals who have been designated by the Company to fill executive officer and other roles at the Company.  Under the Agreement, Mr. Gabrielson was appointed as Chief Executive Officer and President of the Company; Mr. Palleiko was appointed Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company; and Dr. Donahue was appointed Senior Vice President, Clinical Development of the Company.  In addition, Mr. Wilson was appointed to the role of Director, Strategy of the Company.  Although these individuals have been appointed to fill the designated roles, they have resigned as employees of the Company and their relationship and responsibilities to the Company are as defined in the Agreement.  They will receive no compensation directly from the Company for these activities.

In conjunction with the Agreement, the four named individuals have submitted their resignations to the Company as employees of the Company, effective on April 26, 2010, and the Board accepted their resignations.  As described above, the Board appointed those individuals to the positions described above, effective April 26, 2010, in conjunction with the Agreement.

No amount is due to p-Value by the Company at March 31, 2010.

Note 6 - Litigation

On January 28 and February 1, 2010, the Company received demand letters from the landlords of the properties located at 620 and 610 Professional Drive in Gaithersburg, Maryland, respectively (the “620 Landlord” and the “610 Landlord,” respectively, and collectively, the “Landlords”), stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that the Company pay the amounts due pursuant to the Company’s guaranties of Bridge’s obligations under the leases.  On February 9, 2010, the Company received notice of service of process informing the Company that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland.  The complaint alleges that the Company breached its guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116 plus interest and further costs and expenses.  On March 1, 2010, the Company received notice of a service of process informing the Company that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by the Company and asserting current damages in an amount to be determined.  The Company estimates that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million.  The Company is contesting these claims vigorously and intends to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses; however, there is no assurance that the Company will be successful in its legal defenses or in its attempts to force the appropriate parties to pay.  The Company established a loss reserve as of December 31, 2009 to account for the estimated potential costs related to these guarantees.  No changes to the loss reserves were recorded through March 31, 2010.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements regarding future events and the future results of Ore Pharmaceutical Holdings Inc. (“Ore Holdings”) that are based on current expectations, estimates, forecasts and projections about the industries in which Ore Holdings and its subsidiaries operate and the beliefs and assumptions of the management of Ore Holdings. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under the section entitled “Risk Factors” and in our subsequent filings with the United States Securities and Exchange Commission (“SEC”). Ore Holdings undertakes no obligation to revise or update publicly any forward-looking statements to reflect any change in management’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

Unless the context otherwise requires, references in this Form 10-Q to “Ore,” “Ore Pharmaceuticals,” “Ore Holdings,” the “Company,” “we,” “us,” and “our” refer to Ore Pharmaceutical Holdings Inc. and its wholly owned subsidiary, Ore Pharmaceuticals Inc.

Overview

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

In September 2009, we received notice from The NASDAQ Stock Market (“Nasdaq”) that our stock would be subject to delisting if we did not regain compliance by having a closing bid price equal or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  On March 16, 2010, we were further notified by Nasdaq that we had not regained compliance and that trading in our stock would be suspended on March 25, 2010 in the event we did not submit an appeal to Nasdaq.  We determined not to submit an appeal and, as a result, trading in our stock on The Nasdaq Capital Market was suspended on March 25, 2010, and was delisted thereafter.   Our stock is currently publicly traded in the OTC Marketplace under the symbol ORXE.

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

Our intention at the time of the reorganization was to explore and, if feasible, implement a strategy by which we would finance development of our portfolio through establishing alternative investment and program development vehicles, with Ore receiving program management fees from, and equity interests in, these vehicles.  However, we have determined that we will be unable to execute upon our strategy for the foreseeable future due to the potential financial impacts on us of the litigation that is ongoing with two landlords of facilities located in Gaithersburg, Maryland, as well as the reluctance of potential investors to participate in alternative financing vehicles managed by a public entity.  As a result, we proposed, and the Board of Directors of the Company directed, that we take actions to further reduce costs and recognize the value of certain of our assets while we continue the litigation related to the leases.

As previously announced and as described in Note 5 to the accompanying financial statements, we have entered into a Management Services Agreement, dated as of April 14, 2010, by and between the Company and p-Value Capital Management, LLC, a private pharmaceutical asset management firm (“p-Value”) (the “Agreement”). Our Board of Directors anticipates that the Agreement will further reduce costs to the Company while still permitting the operations of the Company to continue and the potential value of the assets of the Company to be recognized over time. Under the Agreement, the Company has engaged p-Value to manage the operations of the Company on behalf, and under the direction, of the Board of Directors.

We have incurred net losses in each year since our inception, including losses of $8.4 million in 2009 and $22.5 million in 2008.  At March 31, 2010, we had an accumulated deficit of $382.0 million.  Our losses have resulted principally from costs incurred by both our ongoing business, as well as businesses we have sold.  We expect to incur additional losses in the future.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenue.  We had no revenue for the three months ended March 31, 2010 and 2009.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the clinical development of ORE1001, decreased to $339,000 for the three months ended March 31, 2010 from $941,000 for the same period in 2009.  The decrease is primarily a result of lower incurred clinical and supplier costs; and lower salary, benefits and facility-related costs due to the significant workforce reductions at the end of 2008 and the first half of 2009.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of accounting, legal, human resources and other general corporate expenses, decreased to $784,000 for the three months ended March 31, 2010 from $2.3 million for the same period in 2009 primarily as a result of lower employee costs, including severance-related outlays due to our significant workforce reductions and reduced professional fees.

Net Interest Income. Net interest income decreased to $9,000 for the three months ended March 31, 2010 from $86,000 for the same period in 2009, due to the decline in the balance of our cash and cash equivalents and a decrease in our rates of return on investments.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance and sale of equity securities, payments from customers and sales of parts of our business and assets from time to time.  As of March 31, 2010, we had approximately $4.4 million in cash and cash equivalents, compared to $5.8 million as of December 31, 2009.

Net cash used in operating activities decreased to $1.2 million for the three months ended March 31, 2010 from $3.6 million for the same period in 2009, primarily due to our reduced net loss for the three months ended March 31, 2010. As noted above, the reduced net loss was attributed to lower clinical and supplier costs and to lower employee and facility costs resulting from the significant workforce reductions and facility closure at the end of 2008 and into the first half of 2009.

For the three months ended March 31, 2010 and 2009, our investing activities were not significant.

In 2008, we assigned our lease in Cambridge, Massachusetts, to a third party, but we remain liable under the lease in the event of the assignee’s default.  The lease expires in August 2013, and at March 31, 2010, the total remaining amount due under the lease for the balance of the term is $3.9 million.  In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), less than $0.1 million of the sales price remains in escrow pending resolution between the parties.  We continue to guarantee two leases for properties previously occupied by Bridge.  The leases expire in February 2011 and December 2013 and at March 31, 2010, the total remaining amounts due under the leases for the balance of the terms is $0.7 million and $3.4 million, respectively.   We have been named as a defendant in two lawsuits brought by the landlords of these properties formerly occupied by Bridge.  See Part II, Item 1, “Legal Proceedings” below for more details.

For the three months ended March 31, 2010, in accordance with the settlement agreement with the State of Maryland, we paid the required interim payment under our loan and grant agreement from the State of Maryland.  In January 2010, we reached a settlement agreement with the lender concerning repayment of the entire amount due to the lender by us, which at the time amounted to $719,000 and consisted of a loan of $450,000 that was currently due upon demand, as well as repayment of a training program grant of $111,000 and accrued interest of $158,000, both of which were included in Other Accrued Expenses at December 31, 2009.  Under the settlement agreement, we agreed to repay a total of $383,000, of which $200,000 was paid in February 2010 and the remaining $183,000 will be paid in September 2010.  If we do not repay the total $383,000 by September 30, 2010, the total amount due will revert to $719,000.    As of March 31, 2010, we have continued to reflect the full amount of our liability to the State of Maryland, less the payment made in February 2010. Upon payment of the remaining amounts due under the settlement agreement, we would recognize a gain on extinguishment of $336.

We believe that existing cash and cash equivalents and marketable securities available-for-sale, the anticipated receipt of $375, 000 relating to a promissory note from Nerveda, Inc. and our ongoing cash conservation efforts, including the subsequent settlement agreement with the State of Maryland to reduce the amount due on the outstanding loan, grant and interest, will enable us to support our operations into the first quarter of 2011, including the costs to fund the ongoing Phase Ib/IIa clinical trial for ORE1001, but assuming that we are not required to pay more under our guarantees for two lease obligations than we have established as a reserve.  There can be no assurance that we will be successful in achieving our objectives of continuing cash conservation efforts, the collection of our remaining outstanding note receivable, attracting additional financing, or resolution of the potential lease obligations in a manner favorable to the Company.  Furthermore, there is no assurance if we complete our clinical trial of ORE1001, that the results will be satisfactory or will enable us to successfully out-license ORE1001.  If we are not successful in achieving our objectives, it might be necessary to substantially reduce or discontinue our operations.  We currently expect long-term support of our operations to come from possible future financings and payments from commercial arrangements from our portfolio of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on those factors discussed above and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under the section entitled “Risk Factors.”

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements.  The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements.  In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values.  These standards were adopted in the first quarter of 2010.  The adoption of these standards had no impact on our financial position or results of operations as it only amends required disclosures.

In September 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Element Arrangements”.  ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting.  ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement.  This standard must be adopted by no later than January 1, 2011, with earlier adoption permitted.  We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II                   OTHER INFORMATION

Item 1.         Legal Proceedings

On January 28 and February 1, 2010, we received demand letters from the landlords of the properties located at 620 and 610 Professional Drive in Gaithersburg, Maryland, respectively (the “620 Landlord” and the “610 Landlord,” respectively, and collectively the “Landlords”), stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that we pay the amounts due pursuant to our guaranties of Bridge’s obligations under the leases. On February 9, 2010, we received notice of service of process informing us that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland. The complaint alleges that we breached our guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116,497.69 plus interest and further costs and expenses. On March 1, 2010, we received notice of service of process informing us that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by us and asserting current damages in an amount to be determined. We estimate that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million. We are contesting these claims vigorously and intend to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses; however, there is no assurance that we will be successful in our legal defenses or in our attempts to force the appropriate parties to pay.  We established a loss reserve as of December 31, 2009 to account for the estimated potential costs related to these guarantees.  No changes to the loss reserves were recorded through March 31, 2010.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved)

Item 5.         Other Information

None

Item 6.         Exhibits

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

ORE PHARMACEUTICAL HOLDINGS INC.

Date:	May 11, 2010	By:	/s/	Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)