Form 10-Q
period 2010-06-30
ORE PHARMACEUTICAL HOLDINGS INC.
filed 2010-08-11
CIK 1043914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)

[X]           Quarterly Report Pursuant To Section 13 Or 15(d) Of The
 Securities Exchange Act Of 1934
 For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $.01 par value per share, was 5,473,519 as of July 30, 2010.

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

PART I                                FINANCIAL INFORMATION

Item 1.              Financial Statements

ORE PHARMACEUTICAL HOLDINGS INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,104	$5,756
Accounts receivable	-	150
Prepaid expenses and other current assets	593	207
Notes receivable, net	402	432
Total current assets	4,099	6,545
Property and equipment, net	25	33
Intangibles, net	774	726
Other assets	25	25
Total assets	$4,923	$7,329
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$206	$287
Accrued compensation and employee benefits	65	140
Other accrued expenses	2,365	2,510
Short-term debt	325	450
Total current liabilities	2,961	3,387
Deferred rent	21	23
Total liabilities	2,982	3,410
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; and no shares issued or
outstanding as of June 30, 2010 or December 31, 2009	-	-
Common stock, $.01 par value; 15,000,000 shares authorized; 5,473,519 shares issued
and outstanding as of June 30, 2010 and December 31, 2009	55	55
Additional paid-in-capital	385,168	385,076
Accumulated deficit	(383,282)	(381,212)
Total stockholders' equity	1,941	3,919
Total liabilities and stockholders' equity	$4,923	$7,329

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$-	$25	$-	$25

Expenses:
Research and development	172	639	511	1,580
Selling, general and administrative	796	2,016	1,580	4,305
Total expenses	968	2,655	2,091	5,885
Loss from operations	(968)	(2,630)	(2,091)	(5,860)
Interest income, net	12	81	21	167
Net loss	$(956)	$(2,549)	$(2,070)	$(5,693)

Basic and diluted net loss per share	$(0.17)	$(0.47)	$(0.38)	$(1.04)

Shares used in computing basic and diluted
net loss per share	5,474	5,474	5,474	5,474

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,070)	$(5,693)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Depreciation and amortization	14	105
Non-cash stock-based compensation expense	98	56
Other non-cash items	(10)	184
Changes in operating assets and liabilities:
Accounts receivable	150	-
Prepaids and other current assets	(386)	(65)
Accounts payable	(81)	171
Accrued expenses and deferred rent	(228)	(814)
Net cash flows from operating activities	(2,513)	(6,056)
Cash flows from investing activities:
Proceeds received from notes receivables	40	-
Proceeds from sale of property and equipment	-	70
Purchases of property and equipment	(2)	(16)
Cash paid for patent costs	(52)	(105)
Net cash flows from investing activities	(14)	(51)
Cash flows from financing activities:
Repayments of debt	(125)	(27)
Net cash flows from financing activities	(125)	(27)
Net decrease in cash and cash equivalents	(2,652)	(6,134)
Cash and cash equivalents, beginning of period	5,756	10,784
Cash and cash equivalents, end of period	$3,104	$4,650
Supplemental disclosure:
Interest paid	$44	$-

See accompanying notes.

ORE PHARMACEUTICAL HOLDINGS INC.

Notes to Consolidated Condensed Financial Statements
June 30, 2010
(in thousands, except share and per share data)
(unaudited)

Note 1 — Organization and summary of significant accounting policies

Description of Business

Ore Pharmaceutical Holdings Inc. (the “Company”) is focused on developing and monetizing its current portfolio of pharmaceutical assets, which includes four clinical-stage compounds in-licensed from major pharmaceutical companies: ORE1001, its lead compound, ORE10002, ORE5002 (tiapamil) and ORE5007(romazarit).

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

In light of the litigation that is ongoing with two landlords of facilities located in Gaithersburg, Maryland, the Company determined that it would be unable to execute upon its strategy for the foreseeable future due to the potential financial impacts of those lawsuits on the Company as well as the reluctance of potential investors to participate in alternative financing vehicles managed by a public entity. As a result, the Company has taken, and is continuing to take, actions to further reduce costs and recognize the value of certain of the Company’s assets while the Company continues the litigation related to the leases.

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

In September 2009, the Company received notice from The NASDAQ Stock Market (“Nasdaq”) that its stock would be subject to delisting if the Company did not regain compliance by having a closing bid price equal or above $1.00 per share for a minimum of 10 consecutive trading days prior to March 15, 2010.  On March 16, 2010, the Company was further notified by Nasdaq that it had not regained compliance and that trading in the Company’s stock would be suspended on March 25, 2010 in the event it did not submit an appeal to Nasdaq.  The Company determined not to submit an appeal and, as a result, trading in its stock on The Nasdaq Capital Market was suspended on March 25, 2010, and was delisted thereafter.   The Company’s stock is currently publicly traded in the OTC Marketplace under the symbol ORXE.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  The consolidated condensed balance sheet as of June 30, 2010, consolidated condensed statements of operations for the three and six months ended June 30, 2010 and 2009 and the consolidated condensed statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows, respectively, for the periods presented.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value Measurements

The Company is required to make fair value measurements in preparing the accompanying financial statements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accordingly, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP prescribes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value
	as of	Fair Value Measurements at June 30, 2010
	June 30,	Using Fair Value Hierarchy
	2010	Level 1	Level 2	Level 3
Cash and cash equivalents	3,104	3,104	-	-
Total	$3,104	$3,104	$-	$-

The amounts in the Company’s consolidated condensed balance sheets for accounts and notes receivable, accounts payable, other current liabilities and long-term debt approximate fair value due to their short-term nature.

There were no required fair value measurements for non-financial assets and liabilities in the second quarter of 2010.

Comprehensive Loss

The Company accounts for comprehensive loss as prescribed by Accounting Standards Update (“ASU”)  220, “Comprehensive Income”.  Comprehensive income (loss) is the total net income (loss), plus all changes in equity during the period, except those changes resulting from investment by and distribution to owners.  Total comprehensive loss is equal to all net loss for all periods presented.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated condensed financial statements.

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements.  The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements.  In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values.  The Company adopted these standards in the first quarter of 2010.  The adoption of these standards had no impact on the Company’s financial position or results of operations as it only amends required disclosures.

In September 2009, the FASB issued ASU 2009-13, “Multiple Element Arrangements”.  ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting.  ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement.  This standard must be adopted by no later than January 1, 2011, with earlier adoption permitted.  The Company is currently evaluating the impact, if any, that this standard update will have on its consolidated financial statements.

Note 2 — Liquidity and management’s plans

Since inception, the Company has incurred, and continues to incur, significant losses from operations.  At June 30, 2010, the Company had $3,104 in cash and cash equivalents.  The Company has realigned its corporate resources and as a result significantly reduced its workforce to three employees as of June 30, 2010.  In addition, in 2009, the Company assigned its original Cambridge, Massachusetts lease and leased new space in Cambridge, Massachusetts at a lower cost.  The Company believes that its existing cash and cash equivalents, continuing cash savings resulting from its ongoing cash conservation efforts and proceeds from the collection of its remaining outstanding note receivable, will be sufficient to allow the Company to operate into the first quarter of 2011, including the costs to fund the ongoing Phase Ib/IIa clinical trial for ORE1001, but not taking into account any potential requirement to make payments under the two lease obligations on properties located in Gaithersburg, Maryland, that are currently in litigation (as discussed in Notes 10 and 13 of the Company’s Annual Report on Form 10 K for the year ended December 31, 2009, and in Note 6 of this Quarterly Report on Form 10-Q). There can be no assurance that the Company will be successful in achieving its objectives of continuing cash conservation efforts, attracting additional financing, and resolving the potential lease guarantee obligations in a manner favorable to the Company.  Furthermore, the Company anticipates that it will likely not have sufficient resources to complete the ongoing trial for ORE1001 without further financing.  There is also no assurance, if the Company completes its Phase Ib/IIa clinical trial of ORE1001, that the results will be satisfactory or will enable the Company to successfully out-license ORE1001.  If the Company is not successful in achieving its objectives, although not currently anticipated, it might be necessary to substantially reduce or discontinue operations and liquidate the Company.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The balance sheet at June 30, 2010 does not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary in the event that the Company is unable to continue as a going concern.

Note 3 — Stock-based compensation

At June 30, 2010, the Company has one stock-based compensation plan: the 2009 Omnibus Equity Incentive Plan (“2009 Plan”), which was approved by the stockholders at the Company’s annual meeting on October 20, 2009.  The 2009 Plan replaces both of the Company’s prior plans: the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan.

The Company recorded stock-based compensation expense of $38 and $28 for the three months ended June 30, 2010 and 2009, respectively, and $98 and $56 for the six months ended June 30, 2010 and 2009, respectively.

Stock Option Awards

The Company determined the fair value of each option grant on the date of grant using the Black-Scholes option pricing model for the indicated periods, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average fair value of grants	N/A	$0.34	$0.38	$0.28
Expected volatility	N/A	79%	83%	79%
Risk-free interest rate	N/A	1.38%	2.43%	1.31% to 1.38%
Expected lives	N/A	5 years	5 years	5 years
Dividend rate	N/A	0%	0%	0%

There were no stock options granted during the three months ended June 30, 2010.

The following is a summary of option activity for the six months ended June 30, 2010:

		Per Share
		Weighted-	Aggregate
	Number of	Average	Intrinsic
	Shares	Exercise Price	Value
Outstanding at January 1, 2010	1,699,320	$5.80
Options granted	10,050	$0.57
Options exercised	-	$-
Options cancelled	(109,200)	$40.97
Outstanding at June 30, 2010	1,600,170	$3.37	$-

Exercisable at June 30, 2010	554,941	$8.59	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the excess of the Company’s closing stock price on the last trading day of June 2010 over the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. As of June 30, 2010, only an insignificant number of the Company’s options were considered in-the-money, and as a result the intrinsic value was determined to be $0; however, this amount is subject to change based on changes to the fair market value of the Company’s Common Stock.

As of June 30, 2010, $181 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.  This estimate does not include the impact of other possible stock-based awards that may be made during future periods.

Note 4 — Loan and grant agreements with the State of Maryland

In January 2010, the Company reached a settlement agreement with the State of Maryland concerning repayment of the entire amount due to the lender by the Company under a loan and grant agreement with the State of Maryland, which at the time amounted to $719, and consisted of a loan of $450 that was currently due upon demand, as well as repayment of a training program grant of $111 and accrued interest of $158, both of which were included in Other Accrued Expenses at December 31, 2009. Under the settlement agreement, the Company agreed to repay a total of $383, of which $200 was paid in February 2010 ($125 represents payments of the loan obligation, and $75 represents payments of the training program grant and accrued interest), leaving a remaining balance of $183 to be paid in September 2010.  If the Company does not repay the remaining $183 by September 30, 2010, the total amount due to the lender will revert to $719.  As of June 30, 2010, the Company has continued to reflect the full amount of its liability to the State of Maryland, less the payment made in February 2010. Upon payment of the remaining amounts due under the settlement agreement, the Company would recognize a gain on extinguishment of $336.

Note 5 — Contractual Agreement

On April 14, 2010, the Company entered into a Management Services Agreement (the “Agreement”) with p-Value Capital Management, LLC, a private pharmaceutical asset management firm (“p-Value”).  The Company’s Board of Directors anticipates that the Agreement will further reduce costs to the Company while still permitting the operations of the Company to continue and the potential value of the assets of the Company to be recognized over time.

Under the Agreement, the Company engaged p-Value to manage the operations of the Company on behalf, and under the direction, of the Board of Directors.  The four members of p-Value consist of Mark J. Gabrielson, Stephen Donahue, Benjamin L. Palleiko and Geoffrey Wilson.  Until April 26, 2010, the four members were all employees of the Company.  The Agreement calls for p-Value to provide specified services to the Company in exchange for a quarterly fee and certain incentive payments.  The services to be provided include, among other things, management of the Company’s operations, and overseeing and managing the Company’s intellectual property assets, ongoing litigation, and potential disposition and commercialization of assets and related activities. The Agreement is annually renewable, with an initial term through April 30, 2011 and the quarterly fee to p-Value for the first year is $275.  The incentive payments will relate to the achievement of specified objectives as determined by the Board of Directors, and will be based, in certain instances, on the amount of the proceeds received by the Company in connection with certain transactions.  The Company will also reimburse p-Value for expenses incurred in the execution of its duties and for certain benefits provided to Messrs. Gabrielson and Wilson in 2010, and will permit p-Value to continue to operate within the Company’s leased office space in Cambridge, Massachusetts.  The Company has the right to terminate the agreement upon 180 days notice generally, and immediately upon certain events, including a sale of the Company, a determination by the Board that termination is necessary in order to comply with applicable law, bankruptcy or receivership proceedings involving the Company, or a material, unremedied breach of the Agreement by p-Value.  p-Value also has the right to terminate the Agreement with 180 days notice.  Each of the Company and p-Value have agreed to indemnify one another, subject to certain limitations, under the Agreement.

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

In conjunction with the Agreement, the four named individuals submitted their resignations to the Company as employees of the Company, effective on April 26, 2010, and the Board accepted their resignations.  As described above, the Board appointed those individuals to the positions described above, effective April 26, 2010, in conjunction with the Agreement.

Note 6 — Litigation

On January 28 and February 1, 2010, the Company received demand letters from the landlords of the properties located at 620 and 610 Professional Drive in Gaithersburg, Maryland, respectively (the “620 Landlord” and the “610 Landlord,” respectively, and collectively, the “Landlords”), stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that the Company pay the amounts due pursuant to the Company’s guaranties of Bridge’s obligations under the leases.  On February 9, 2010, the Company received notice of service of process informing the Company that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland.  The complaint alleges that the Company breached its guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116, plus interest and further costs and expenses.  On March 1, 2010, the Company received notice of a service of process informing the Company that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by the Company and asserting current damages in an amount to be determined.  The Company estimates that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million.  The Company is contesting these claims vigorously and intends to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses; however, there is no assurance that the Company will be successful in its legal defenses or in its attempts to force the appropriate parties to pay.  Discovery in both of these cases is proceeding. The Company established a loss reserve as of December 31, 2009 to account for the estimated potential costs related to these guarantees.  No changes to the loss reserves were recorded through June 30, 2010.

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

As previously announced and as described in Note 5 to the accompanying financial statements, we entered into a Management Services Agreement (the “Agreement”), dated as of April 14, 2010, by and between the Company and p-Value Capital Management, LLC, a private pharmaceutical asset management firm (“p-Value”). Our Board of Directors anticipates that the Agreement will further reduce costs to the Company while still permitting the operations of the Company to continue and the potential value of the assets of the Company to be recognized over time. Under the Agreement, the Company engaged p-Value to manage the operations of the Company on behalf, and under the direction, of the Board of Directors.

We have incurred net losses in each year since our inception, including losses of $8.4 million in 2009 and $22.5 million in 2008.  At June 30, 2010, we had an accumulated deficit of $383 million.  Our losses have resulted principally from costs incurred by both our ongoing business as well as businesses we have sold.  We expect to incur additional losses in the future.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenue.  We had no revenue for the three months ended June 30, 2010 and $25,000 in revenue for the three months ended June 30, 2009.  Revenue during 2009 resulted primarily from a licensing agreement for certain technology unrelated to our pharmaceuticals asset management business.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the clinical development of ORE1001, decreased to $172,000 for the three months ended June 30, 2010 from $639,000 for the same period in 2009.  The decrease is primarily a result of lower incurred clinical and supplier costs; and lower salary, benefits and facility-related costs due to the significant workforce reductions, facility closures and equipment disposals at the end of 2008 and during the first half of 2009.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of accounting, legal and other general corporate expenses, decreased to $796,000 for the three months ended June 30, 2010 from $2.0 million for the same period in 2009 primarily as a result of lower employee costs, including severance-related outlays due to our significant workforce reductions at the end of 2008 and in the first half of 2009, and to reduced professional fees.

Net Interest Income. Net interest income decreased to $12,000 for the three months ended June 30, 2010 from $81,000 for the same period in 2009 due to the decline in the balance of our cash and cash equivalents and a decrease in our rates of return on investments.

Six Months Ended June 30, 2010 and 2009

Revenue.  We had no revenue for the six months ended June 30, 2010 and $25,000 in revenue for the six months ended June 30, 2009.  Revenue during 2009 resulted primarily from a licensing agreement for certain technology unrelated to our pharmaceuticals asset management business.

Research and Development Expense. Research and development expenses, which now consist almost entirely of costs associated with the clinical development of ORE1001, decreased to $511,000 for the six months ended June 30, 2010 from $1.6 million for the same period in 2009.  The decrease is primarily a result of lower incurred clinical and supplier costs; and lower salary, benefits and facility-related costs due to the significant workforce reductions, facility closures and equipment disposals at the end of 2008 and during the first half of 2009.

Selling, General and Administrative Expense. Selling, general and administrative expenses, which now consist primarily of accounting, legal and other general corporate expenses, decreased to $1.6 million for the six months ended June 30, 2010 from $4.3 million for the same period in 2009 primarily as a result of lower employee costs, including severance-related outlays due to our significant workforce reductions at the end of 2008 and first half of 2009, and to reduced professional fees.

Net Interest Income. Net interest income decreased to $21,000 for the six months ended June 30, 2010 from $167,000 for the same period in 2009 due to the decline in the balance of our cash and cash equivalents and a decrease in our rates of return on investments.

Liquidity and Capital Resources

Historically, we have financed our operations through the issuance and sale of equity securities, payments from customers and sales of parts of our business and assets from time to time.  As of June 30, 2010, we had approximately $3.1 million in cash and cash equivalents, compared to $5.8 million as of December 31, 2009.

Net cash used in operating activities decreased to $2.5 million for the six months ended June 30, 2010 from $6.1 million for the same period in 2009, primarily due to our reduced net loss for the six months ended June 30, 2010. As noted above, the reduced net loss was primarily attributed to lower clinical and supplier costs and to lower employee and facility costs resulting from the significant workforce reductions and facility closure at the end of 2008 and into the first half of 2009.

For the six months ended June 30, 2010 and 2009, our investing activities were not significant.

In 2008, we assigned our lease in Cambridge, Massachusetts, to a third party, but we remain liable under the lease in the event of the assignee’s default.  The lease expires in August 2013, and at June 30, 2010, the total remaining amount due under the lease for the balance of the term is $3.6 million.  In connection with the 2006 sale of our Preclinical Division to Bridge Pharmaceuticals, Inc. (“Bridge”), we continue to guarantee two leases for properties previously occupied by Bridge.  The leases expire in February 2011 and December 2013 and at June 30, 2010, the total remaining amounts due under the leases for the balance of the terms is $0.7 million and $3.4 million, respectively.   We have been named as a defendant in two lawsuits brought by the landlords of these properties, formerly occupied by Bridge.  See Part II, Item 1, “Legal Proceedings” below for more details.

During the six months ended June 30, 2010, in accordance with the settlement agreement with the State of Maryland, we paid the required interim payment of $200,000 under our loan and grant agreement from the State of Maryland.  In January 2010, we reached a settlement agreement with the lender concerning repayment of the entire amount due to the lender by us, which at the time amounted to $719,000 and consisted of a loan of $450,000 that was currently due upon demand, as well as repayment of a training program grant of $111,000 and accrued interest of $158,000, both of which were in Other Accrued Expenses at December 31, 2009.  Under the settlement agreement, we agreed to repay a total of $383,000, of which $200,000 was paid in February 2010 and the remaining $183,000 will be paid in September 2010.  If we do not repay the total of $383,000 by September 30, 2010, the total amount due will revert to $719,000.    As of June 30, 2010, we have continued to reflect the full amount of our liability to the State of Maryland, less the payment made in February 2010. Upon payment of the remaining amounts due under the settlement agreement, we would recognize a gain on extinguishment of $336,000.

We believe that existing cash and cash equivalents and marketable securities available-for-sale, the receipt of $375,000 relating to a promissory note receivable, which was received in early July 2010, and our ongoing cash conservation efforts, including the settlement agreement with the State of Maryland to reduce the amount due on the outstanding loan, grant and interest, will enable us to support our operations into the first quarter of 2011, including the costs to fund the ongoing Phase Ib/IIa clinical trial for ORE1001, but not taking into account any potential requirement to make payments under the two lease obligations currently in litigation.  There can be no assurance that we will be successful in achieving our objectives of continuing cash conservation efforts, attracting additional financing, or achieving a resolution of the potential lease obligations in a manner favorable to us.  Furthermore, there is no assurance if we complete our clinical trial of ORE1001 that the results will be satisfactory or will enable us to successfully out-license ORE1001.  If we are not successful in achieving our objectives, it might be necessary to substantially reduce or discontinue our operations.  We currently expect long-term support of our operations to come from possible future financings and payments from licensing or collaboration arrangements from our portfolio of drug candidates.  These estimates are forward-looking statements that involve risks and uncertainties.  Our actual future capital requirements and the adequacy of our available funds will depend on those factors discussed above and in our Annual Report on Form 10-K for the year ended December 31, 2009 under the section entitled “Risk Factors.”

Recently Issued Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2010-17, Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued updated standards related to additional requirements and guidance regarding disclosures of fair value measurements.  The guidance requires the gross presentation of activity within the Level 3 fair value measurement roll-forward and details of transfers in and out of Level 1 and 2 fair value measurements.  In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values.  We adopted these standards in the first quarter of 2010.  The adoption of these standards had no impact on our financial position or results of operations as it only amends required disclosures.

In September 2009, the FASB issued ASU 2009-13 (“ASU 2009-13”), “Multiple Element Arrangements”.  ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting.  ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement.  This standard must be adopted by no later than January 1, 2011, with earlier adoption permitted.  We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II                                OTHER INFORMATION

Item 1.              Legal Proceedings

On January 28 and February 1, 2010, we received demand letters from the landlords of the properties located at 620 and 610 Professional Drive in Gaithersburg, Maryland, respectively (the “620 Landlord” and the “610 Landlord,” respectively, and collectively the “Landlords”), stating that Bridge Global Pharmaceutical Services, Inc. (“Bridge”), which is the lessee under the leases for both properties, had appeared to have vacated the premises and had stopped paying rent on those properties and demanding that we pay the amounts due pursuant to our guaranties of Bridge’s obligations under the leases. On February 9, 2010, we received notice of service of process informing us that the 620 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland. The complaint alleges that we breached our guaranty of Bridge’s obligations to pay rent due under the leases and alleges current damages of $116,497.69, plus interest and further costs and expenses. On March 1, 2010, we received notice of service of process informing us that the 610 Landlord had filed a complaint with the Circuit Court for Montgomery County, Maryland, alleging breach of contract by us and asserting current damages in an amount to be determined. We estimate that the total potential rent payable to the Landlords through the end of the leases, including the past due rents, is approximately $4.1 million. We are contesting these claims vigorously and intend to actively pursue all available avenues to hold Bridge or other affiliated entities responsible for obligations under the leases or to otherwise recoup amounts owed by Bridge or other affiliated entities for non-payment of rent under the leases and other costs and expenses; however, there is no assurance that we will be successful in our legal defenses or in our attempts to force the appropriate parties to pay.  Discovery in both of these cases is proceeding.  We established a loss reserve as of December 31, 2009 to account for the estimated potential costs related to these guarantees.  No changes to the loss reserves were recorded through June 30, 2010.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

None

Item 6.              Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.1†	Management Services Agreement by and between the Registrant and p-Value Capital Management, LLC, dated April 14, 2010.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

† Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORE PHARMACEUTICAL HOLDINGS INC.

Date: August 11, 2010	By:	/s/ Benjamin L. Palleiko
Benjamin L. Palleiko
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)